Form 10-Q
period 2000-03-31
TANOX INC
filed 2000-05-15
CIK 1099414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2000 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from _______________ to ________________

                        COMMISSION FILE NUMBER 000-30231

                                   TANOX, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                  76-0196733
(State or Other Jurisdiction of                     (IRS Employer
  Incorporation or Organization)                   Identification No.)

      10301 STELLA LINK, SUITE 110
             HOUSTON, TEXAS                            77025-5497
(Address of Principal Executive Offices)               (Zip Code)

                                 (713) 664-2288
              (Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)   Yes [X]    No [ ]              (2)   Yes [ ]   No [X]

      As of May 11, 2000, the registrant had 42,541,123 shares of Common Stock issued and outstanding.

                                   TANOX, INC.

                                    FORM 10-Q

                                      INDEX

PART I.  CONSOLIDATED FINANCIAL INFORMATION....................................3


    Item 1. Condensed Consolidated Balance Sheets at March 31, 2000
            (Unaudited) and December 31, 1999..................................3

            Condensed Consolidated Statements of Operations and
            Comprehensive Net Loss (Unaudited) for the three months
            ended March 31, 2000 and the three months ended March 31, 1999.....4

            Condensed Consolidated Statements of Cash Flows (Unaudited) for
            the three months ended March 31, 2000 and the three months ended
            March 31, 1999.....................................................5

            Notes to Condensed Consolidated Financial Statements...............6

    Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations..............................................7

    Item 3. Quantitative and Qualitative Disclosures About Market Risk........11

PART II.    OTHER INFORMATION.................................................11

    Item 2. Changes In Securities and Use of Proceeds.........................12

    Item 6. Exhibits and Reports on Form 8-K..................................12

SIGNATURES ...................................................................15

                                     PART I.
                       CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL INFORMATION

                               Tanox, Inc.
                  Condensed Consolidated Balance Sheets

                                                                     MARCH 31,
                                                                       2000        DECEMBER 31,
                                                                    (UNAUDITED)        1999
                                                                   ------------    ------------
                      ASSETS

 CURRENT ASSETS:
    Cash and cash equivalents ..................................   $ 28,864,000    $ 44,242,000
    Short-term investments .....................................     15,428,000       3,012,000
    Accounts receivable ........................................        225,000         125,000
    Interest receivable ........................................        438,000         414,000
    Income taxes receivable ....................................        132,000         132,000
    Prepaid expenses ...........................................        167,000         114,000
                                                                   ------------    ------------
        Total current assets ...................................     45,254,000      48,039,000

 PROPERTY AND EQUIPMENT:
    Laboratory and office equipment ............................      9,423,000       9,369,000
    Leasehold improvements .....................................      2,095,000       2,102,000
    Furniture and fixtures .....................................        119,000         119,000
                                                                   ------------    ------------
                                                                     11,637,000      11,590,000
    Accumulated depreciation and amortization ..................     (4,849,000)     (4,577,000)
                                                                   ------------    ------------
        Net property and equipment .............................      6,788,000       7,013,000

 OTHER ASSETS:
   Deferred offering expenses ..................................      1,200,000            --
   Other assets, net of accumulated amortization of
     $67,000 and $59,000, respectively .........................        255,000         276,000
                                                                   ------------    ------------
                                                                      1,455,000         276,000

        Total assets ...........................................   $ 53,497,000    $ 55,328,000
                                                                   ============    ============
       LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
    Accounts payable ...........................................   $  2,814,000    $    874,000
    Accrued liabilities ........................................      2,030,000         947,000
    Accrued arbitration award ..................................      3,500,000       3,500,000
                                                                   ------------    ------------
        Total current liabilities ..............................      8,344,000       5,321,000

NOTE PAYABLE TO RELATED PARTY ..................................     10,000,000      10,000,000

 STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 10,000,000 shares
       authorized; none outstanding ............................           --              --
    Common stock, $.01 par value; 120,000,000 shares
       authorized; 33,973,123 shares in 2000 and
       33,324,402 shares in 1999 issued and outstanding ........        340,000         333,000
    Additional paid-in capital .................................     73,133,000      71,701,000
    Deferred compensation ......................................     (1,003,000)       (651,000)
    Loans receivable from employees ............................     (1,086,000)     (1,086,000)
    Other comprehensive income, cumulative translation adjustment       197,000         171,000
    Retained  deficit ..........................................    (36,428,000)    (30,461,000)
                                                                   ------------    ------------
  STOCKHOLDERS' EQUITY .........................................     35,153,000      40,007,000

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................   $ 53,497,000    $ 55,328,000
                                                                   ============    ============

                      See accompanying notes to condensed
                       consolidated financial statements.

                                   Tanox, Inc.
 Condensed Consolidated Statements of Operations and Comprehensive Net Loss
                                   (Unaudited)

                                                            FOR THE THREE MONTHS ENDED,
                                                          --------------------------------
                                                          MARCH 31, 2000    MARCH 31, 1999
                                                          --------------    --------------
 REVENUES:
   Development agreement with related party ...........   $        1,000    $       34,000
   Other development agreements and licensing fees ....          148,000           123,000
                                                          --------------    --------------
      Total revenues ..................................          149,000           157,000

 OPERATING COSTS AND EXPENSES:
   Research and development ...........................        5,403,000         2,415,000
   General and administrative .........................        1,191,000           863,000
                                                          --------------    --------------
      Total operating costs and expenses ..............        6,594,000         3,278,000

 LOSS FROM OPERATIONS .................................       (6,445,000)       (3,121,000)

 OTHER INCOME (EXPENSE):
   Interest income ....................................          716,000           394,000
   Interest expense ...................................         (200,000)         (181,000)
   Other ..............................................          (38,000)          (48,000)
                                                          --------------    --------------
     Total other income ...............................          478,000           165,000

 LOSS BEFORE INCOME TAXES .............................       (5,967,000)       (2,956,000)
   (Provision) for income taxes .......................             --              (2,000)
                                                          --------------    --------------
 NET LOSS .............................................   $   (5,967,000)   $   (2,958,000)
                                                          ==============    ==============
 NET LOSS PER SHARE
     Basic ............................................   $        (0.18)   $        (0.10)
     Diluted ..........................................   $        (0.18)   $        (0.10)

 SHARES USED IN COMPUTING NET LOSS PER SHARE
     Basic ............................................       33,527,000        29,310,000
     Diluted ..........................................       33,527,000        29,310,000

 COMPREHENSIVE NET LOSS
   Net loss ...........................................   $   (5,967,000)   $   (2,958,000)
   Foreign currency translation adjustment ............           26,000            41,000
                                                          --------------    --------------
 TOTAL COMPREHENSIVE NET LOSS .........................   $   (5,941,000)   $   (2,917,000)
                                                          ==============    ==============

                See accompanying notes to condensed consolidated
                             financial statements.

                                   Tanox, Inc.
                Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              FOR THE THREE MONTHS ENDED,
                                                            --------------------------------
                                                            MARCH 31, 2000    MARCH 31, 1999
                                                            --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ................................................   $   (5,967,000)   $   (2,958,000)
Adjustments to reconcile net loss to net cash
  used in operating activities-
    Depreciation and amortization .......................          287,000           239,000
    Amortization of deferred  compensation  related
      to stock options ..................................          144,000            76,000
Changes in operating assets and liabilities-
    (Increase)  decrease in accounts  and  interest
      receivables .......................................         (124,000)           29,000
    (Increase) in prepaid expenses ......................          (53,000)          (71,000)
    (Increase)  decrease  in  accounts  payable and
      accrued liabilities ...............................        3,023,000          (308,000)
                                                            --------------    --------------
       Net cash used for operations .....................       (2,690,000)       (2,993,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments ......................      (15,428,000)       (5,900,000)
Maturity of short-term investments ......................        3,012,000         2,491,000
Purchases of property and equipment .....................          (54,000)         (104,000)
Decrease in other assets ................................           13,000            18,000
                                                            --------------    --------------
       Net cash used for investing activities ...........      (12,457,000)       (3,495,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred offering expenses ..............................       (1,200,000)             --
Proceeds from the issuance of stock .....................          943,000              --
                                                            --------------    --------------
       Net cash generated by financing activities .......         (257,000)             --

IMPACT OF EXCHANGE RATES ON CASH ........................           26,000            41,000

CHANGE IN CASH AND CASH EQUIVALENTS .....................      (15,378,000)       (6,447,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........       44,242,000        28,352,000
                                                            --------------    --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ................   $   28,864,000    $   21,905,000
                                                            ==============    ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes ............................   $         --      $        2,000

                      See accompanying notes to condensed
                       consolidated financial statements.

                                   TANOX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 1.  BASIS OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for fair presentation have been included. These condensed consolidated interim financial statements and notes thereto should be considered in conjunction with the Company's Consolidated Financial Statements and accompanying notes for the year ended December 31, 1999 which were included in the Company's Registration Statement on Form S-1 (Registration No. 333-96025). Results for the interim period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2.  LICENSE AGREEMENT WITH PROTEIN DESIGN LABS, INC.

During March 2000, Tanox entered into an agreement with Protein Design Labs, Inc. ("PDL") to acquire the right to take non-exclusive licenses to patents and patent applications owned by PDL for up to four of the Company's antibodies. Per the agreement, Tanox agreed to pay initial license fees to PDL of $2.5 million, in addition to $1.5 million that was previously paid to PDL in 1998 under a prior licensing agreement. Tanox also agreed to pay up to $4.0 million ($1.0 million per antibody), plus maintenance fees, to PDL if Tanox exercises its option to license all four antibodies. In addition, Tanox agreed to pay royalties on future sales if a product using the PDL technology is successfully commercialized. During the first quarter of 2000, Tanox recorded a research and development expense of $2.5 million, representing the cost of the initial option payment.

NOTE 3.  EARNINGS PER SHARE

SFAS No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as basic EPS, except that diluted EPS reflects the potential dilution that would occur if outstanding options and warrants were exercised. Since Tanox incurred net losses for the quarters ended March 31, 1999 and 2000, basic and diluted EPS are the same.

NOTE 4.  INITIAL PUBLIC OFFERING

On April 12, 2000, Tanox concluded the principal part of its previously announced initial public offering of common stock, and completed the offering on May 11, 2000 with the exercise by the underwriters of their over-allotment option. In the offering, Tanox sold 8,568,000 shares of common stock at $28.50 per share for gross proceeds of approximately $244.2 million, including the underwriters' over-allotment option. The net proceeds from the offering were approximately $225.9 million. Both the shares issued and the proceeds of the offering will be reflected in Tanox's financial results for the three months ended June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Tanox identifies and develops therapeutic monoclonal antibodies to address significant unmet medical needs in the areas of immunology, infectious diseases and cancer. E25, our most advanced product in development, is an anti-IgE antibody that we are developing in collaboration with Novartis Pharma AG and Genentech, Inc. E25 has successfully completed Phase III clinical trials in both allergic asthma and seasonal allergic rhinitis (hay fever). Based on the results of these trials, in mid-2000, our collaboration partners intend to file for marketing approval in the United States and Europe for both indications. In addition, we are developing a number of monoclonal antibodies to treat other allergic diseases or conditions, such as severe allergic reactions to peanuts, autoimmune diseases, HIV and neutropenia.

We currently have no products available for sale and are focusing on product development, clinical trials and process development. We have incurred substantial losses since inception and incurred an accumulated deficit through March 31, 2000, of $36.4 million. We expect to continue to incur substantial operating losses for the foreseeable future, particularly as we increase our research and development, manufacturing, clinical trial and administrative activities. We expect that losses will continue until such time, if ever, that we generate sufficient revenue from royalties on E25 to cover our expenses.

Historically, we have earned revenues primarily from license fees, milestone payments and sponsored research under our collaboration agreements. In the future, we expect our principal revenues will be milestone payments, royalties and profit-sharing payments from Novartis and Genentech. We may also receive royalties from Hoffman-La Roche Ltd. should it participate in selling E25 in Europe. Our revenues will depend particularly on the success of our collaboration partners in developing, manufacturing, obtaining regulatory approvals for and marketing E25. Because a substantial portion of our revenues for the foreseeable future will depend on achieving development and commercialization milestones, we anticipate that our results of operations will vary substantially from year to year and even quarter to quarter.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

REVENUES. Revenues totaled $149,000 in the first quarter of 2000, essentially unchanged from $157,000 in the first quarter of 1999. During the first quarter of 2000, revenues were primarily derived from technology licensing fees and foreign government research grants. During the first quarter of 1999, revenues were primarily derived from technology license fees and sponsored research revenues earned under our agreements with Novartis. The Novartis agreement accounted for 22% of our revenues in the first quarter of 1999 and less than 1% of the revenues in the first quarter of 2000.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $5.4 million in the first quarter of 2000 from $2.4 million in the first quarter of 1999, an increase of $3.0 million. This increase was principally due to a $2.5 million charge in the first quarter of 2000 to acquire the right to non-exclusive licenses to patents and patent applications owned by Protein Design Labs, Inc. for up to four of our products in development. The remainder of the increase was due to increased personnel and expansion of preclinical and clinical development activities.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $1.2 million in the first quarter of 2000 from $0.9 million in the first quarter of 1999, an increase of $0.3 million. This increase was primarily attributable to higher expenses for salaries, stock-based compensation, consulting fees, state franchise taxes and investor relations expenses. These increases were primarily associated with activities associated with becoming a public company.

OTHER INCOME. Other income increased to $0.5 million in the first quarter of 2000 from $0.2 million in the first quarter of 1999, an increase of $0.3 million. This increase was principally due to an increase in interest income. Interest income was significantly higher in the first quarter of 2000, compared to the first quarter of 1999, due to higher cash balances, as a result of proceeds from private stock offerings in late 1999, and higher prevailing interest rates.

NET LOSS. As a result of the above factors, our net loss increased to $6.0 million in the first quarter of 2000 from $3.0 million in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through collaboration and grant revenues, sales of equity securities, interest income and equipment financing agreements. From inception through March 31, 2000, we recognized approximately $59.4 million in collaboration, grant and other revenues. Additionally, we have raised approximately $54.9 million from sales of equity securities and $2.5 million from the exercise of stock options, and we have earned approximately $9.5 million of interest income. As of March 31, 2000, we had approximately $44.3 million in cash, cash equivalents and short-term investments available for working capital.

During the first quarter of 2000, we used $2.7 million to finance our operating activities. The primary use of cash for operating purposes was our net loss of $6.0 million, although $0.4 million of this amount was attributable to non-cash items. In addition, changes in working capital were the primary source of cash from operating activities during the first quarter of 2000, primarily as a result of a $3.0 million increase in accounts payable and accrued liabilities. Investing activities used $12.5 million in the first quarter of 2000, primarily to purchase short-term investment securities. Financing activities used $0.3 million of cash in the first quarter of 2000, including $1.2 million for deferred offering costs associated with the initial public offering. This use of cash was partially offset by $0.9 million of proceeds from the sale of stock through the exercise of stock options. The combination of the above items resulted in a cash decrease of $15.4 million during the first quarter of 2000.

On April 12, Tanox concluded the principal part of its previously announced initial public offering of common stock, at which time we sold 7,500,000 shares of our common stock at an initial offering price of $28.50. On May 11, 2000, Tanox completed the offering with the exercise by the underwriters of their over-allotment option to purchase 1,068,000 shares of our common stock at a price per share of $28.50. In total, Tanox sold 8,568,000 shares of common stock in the offering at $28.50 per share for gross proceeds of approximately $244.2 million, including the underwriters' over-allotment option. The net proceeds from the initial public offering are approximately $225.9 million. Both the shares issued and the proceeds of the offering will be reflected in Tanox's financial results for the three months ended June 30, 2000.

Our current and anticipated development projects will require substantial additional capital to complete. We anticipate that the amount of cash we need to fund operations will grow substantially in the future as our projects move from research to pre-clinical and clinical development. We also expect that we will need to expand our administrative, clinical development, facilities and business development activities to support the future development of our programs and to support the ongoing requirements of a public company.

From 1994 through 1998, Novartis advanced us $10.0 million, pursuant to a loan agreement, to finance our new clinical manufacturing facility. The loan bears interest at the London Interbank Offered Rate, or LIBOR, plus two percent (7.3% and 8.1% at December 31, 1998 and 1999, respectively). Through December 31, 1999, Novartis has agreed to forgive interest on the loan. For the years 1997, 1998 and 1999, the interest Novartis has forgiven has been reflected as interest expense and a capital contribution. Although the loan is currently scheduled to be due in full on December 31, 2005, Novartis may partially or totally forgive the principal and future interest payments based on the future use of the facility.

From inception through March 31, 2000, we have invested approximately $11.6 million in property and equipment, primarily to support research and product development activities and to construct our new clinical manufacturing facility. We pledged all of the assets of the new clinical manufacturing facility as security for the Novartis loan.

We agreed to loan some employees up to $1.5 million in April 2000 to pay tax obligations resulting from their stock option exercises in 1999.

We expect to incur substantial additional capital, research and development, manufacturing and other costs as we continue to develop our products. Consequently, we may need to raise substantial additional funds. We expect that the net proceeds from our public offering, which was consummated in April and May 2000, together with our existing assets and revenue from operations, will fund our operations for the next three years. However, our future capital needs will depend on many factors, including successfully commercializing E25, receiving payments from our collaboration partners, progress in our research and development activities, the magnitude and scope of these activities, the progress and level of unreimbursed costs associated with pre-clinical studies and clinical trials, the costs and magnitude of product or technology acquisitions, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, the establishment of additional collaboration and licensing arrangements, and manufacturing scale-up costs and marketing activities, if we undertake those activities. We do not have committed external sources of funding and we cannot assure that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

o delay, reduce the scope of or eliminate one or more of our programs;

o obtain funds through arrangements with collaboration partners or others that may require us to relinquish rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves; or

o license rights to technologies, product candidates or products on terms that are less favorable to us than might otherwise be available.

We are currently engaged in litigation and arbitration relating to a fee dispute with the law firms that represented us in connection with the Genentech litigation. An arbitration panel issued an award entitling the attorneys to receive approximately $3.5 million, including interest, payments ranging from 33 1/3% to 40% of the future payments we would receive from Genentech following product approval, and 10% of the royalties that we would receive on all sales of anti-IgE products by Genentech and Novartis. We are contesting this award. During the appeals process, we will either post a bond or place amounts in escrow to secure payment of the award.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks, including foreign currency exchange fluctuations and changes in interest rates. In the normal course of business, we have established policies and procedures to manage these risks.

FOREIGN CURRENCY EXCHANGE RATES. During the first quarter of 2000, our operating results reflect foreign exchange losses of $38,000 and our balance sheet reflects a foreign currency translation adjustment of $197,000. We are subject to foreign currency exchange risk because:

o    we invest in our foreign subsidiaries;

o we incur a significant portion of our costs and expenses and a smaller portion of our revenues in the local currencies of the countries where we do business; and

o we finance part of the cost of our subsidiaries' operations through dollar denominated inter-company loans and equity investments that are recorded on their books in the respective local currencies.

Fluctuations in exchange rates have not had a material impact on our revenues or costs and expenses, but have affected the value of our equity investments and inter-company loans. As a result of our international operations and our current financing approach, fluctuations in exchange rates of the local currencies versus the U.S. dollar impact our operating results. We are primarily exposed to gains and losses with respect to Dutch guilders and Taiwan dollars because our subsidiaries conduct business in these currencies. To date, we have not implemented a program to hedge our foreign currency risk, but we may do so in the future.

INTEREST RATE RISK. Cash and short-term investments were approximately $44.3 million at March 31, 2000. These assets were primarily invested in investment grade commercial paper that we hold to maturity. We do not invest in derivative securities. Although our portfolio is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would actually be recognized in earnings unless we sell the asset. In addition, our loan from Novartis is based on a premium over LIBOR. As such, if general interest rates increase, our interest costs will increase.

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS. Some of the information in this Quarterly Report on Form 10-Q contains forward-looking statements. We typically identify forward-looking statements by using terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or similar words, although we express some forward-looking statements differently. You should be aware that actual events could differ materially from those suggested in the forward-looking statements due to a number of factors, including:

o    the ability to develop safe and efficacious drugs;

o    failure to achieve positive results in clinical trials;

o    failure to successfully commercialize our products;

o    relationships with our collaboration partners;

o    variability of royalty, license and other revenues;

o    ability to enter into future collaboration agreements;

o    competition and technological change; and

o    existing and future regulations affecting our business.

You should also consider carefully the statements under "Quantitative and Qualitative Disclosures about Market Risk" and other sections of this Quarterly Report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Quantitative and Qualitative Disclosures About Market Risk" under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for quantitative and qualitative disclosures about market risk.

                                     PART II

                                OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

      On April 6, 2000, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1, Commission File No. 333-96025, registering a total of 7,500,000 shares of our Common Stock and up to an additional 1,125,000 shares pursuant to an over-allotment option, for a maximum aggregate offering price of $245,812,500. Pursuant to the offering, we sold a total of 8,568,000 shares to our underwriting syndicate. The offering was completed on May 11, 2000, at an initial public offering price of $28.50 per share, for gross proceeds totaling $244,188,000. After deducting underwriting discounts of $17,050,320 and offering expenses, which we estimate to be $1,200,000, we estimate our net proceeds from the offering to be $225,937,680. Our managing underwriters for the offering were CIBC World Markets Corp., FleetBoston Robertson Stephens Inc., Warburg Dillon Read LLC, Adams, Harkness & Hill, Inc. and KBC Securities Inc., acting as representatives of the several underwriters named in the underwriting agreement.

      Because the closing of our initial public offering of Common Stock occurred after the three month period ended March 31, 2000, we did not use any of the proceeds from the offering during the reporting period for this Form 10-Q. We expect that our use of these proceeds will be as described in the prospectus to our Registration Statement.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

            3.1        - Amended and Restated Certificate of Incorporation of
                         the Registrant, as amended, as currently in effect (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-96025) and incorporated by reference herein).
            3.2        - Bylaws of the Registrant, as currently in effect
                         (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-96025) and incorporated by reference herein).
            4.1        - Specimen of Common Stock Certificate, $.01 par value,
                         of the Registrant (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-96025) and incorporated by reference herein).
            4.2        - Warrant to Purchase 6,462 Shares of Common Stock, dated
                         November 1989, by and between the Registrant and Phoenix Venture Incorporated (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-96025) and incorporated by reference herein).

            10.1       - Form of Indemnification Agreement between the
                         Registrant and its officers and directors (filed as
                         Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-96025) and
                         incorporated by reference herein).
            10.2       - 1987 Stock Option Plan of the Registrant, as amended
                         (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-96025)
                         and incorporated by reference herein).
            10.3       - 1992 Non-employee Directors Stock Option Plan of the
                         Registrant (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-96025) and incorporated by reference herein).
            10.4       - 1997 Stock Plan of the Registrant (filed as Exhibit
                         10.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-96025) and incorporated by reference herein).
            10.5       - Lease of premises at 10301 Stella Link, Suite 110,
                         Houston, Texas, dated December 3, 1986, as amended (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-96025)
                         and incorporated by reference herein).
            10.6       - Stock Purchase Agreement, dated July 14, 1987, by and
                         among the Registrant and Tse Wen Chang, Nancy T. Chang, Alafi Capital Company, Shireen Alafi, Joseph Heskel, Trustee for Christopher Alafi, and Invitron Corporation (filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No.
                         333-96025) and incorporated by reference herein).
            10.7       - License for Winter Patent, dated June 26, 1989, by and
                         between Medical Research Council and the Registrant (filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No.
                         333-96025) and incorporated by reference herein).
            10.8       - Amendment to the License for Winter Patent, dated
                         February 9, 1990, by and between Medical Research Council and the Registrant (filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-96025) and incorporated by reference herein).
            10.9       - Development and Licensing Agreement, dated May 11,
                         1990, by and between the Registrant and Ciba-Geigy Limited (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-96025) and incorporated by reference herein).
            10.10      - Term Sheet for Secured Loan, dated December 14, 1994,
                         by and between the Registrant and Ciba-Geigy Limited (filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 333-96025)
                         and incorporated by reference herein).
            10.11      - Chiron-PanGenetics Research and Development License
                         and Options for Commercial License, dated September
                         25, 1995, by and between PanGenetics, B.V., Panorama
                         Research, Inc. and    Chiron Corporation (filed as
                         Exhibit 10.11 to the Company's Registration Statement on Form S-1 (Registration No. 333-96025) and incorporated by reference herein).

            10.12      - Stock Purchase Agreement, dated as of March 12, 1998,
                         by and between the Registrant and the holders of shares of PanGenetics, B.V. (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration No. 333-96025) and incorporated by reference herein).
            10.13      - License Agreement, dated June 1, 1998, by and between
                         Biogen, Inc. and the Registrant (filed as Exhibit
                         10.13 to the Company's Registration Statement on Form S-1 (Registration No. 333-96025) and incorporated by reference herein).
            10.14      - Outline of Terms for Settlement of the Litigations
                         Among Genentech, Inc., Genentech International, Ltd., the Registrant and Ciba-Geigy Limited Relating to Anti-IgE Inhibiting Monoclonal Antibodies, dated July 8, 1996 (filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 333-96025) and incorporated by reference herein).
            10.15      - Supplemental Agreement between the Registrant and
                         Ciba-Geigy Limited, dated July 8, 1996 (filed as
                         Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-96025) and incorporated by reference herein).
            10.16      - Settlement and Cross-Licensing Agreement, dated July
                         8, 1996, by and between the Registrant and Genentech, Inc. and Genentech International Limited (filed as
                         Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Registration No. 333-96025) and incorporated by reference herein).
            10.17      - Settlement and Participation Agreement, dated July 8,
                         1996, by and between the Registrant and F. Hoffman-La Roche, Ltd., Hoffman-La Roche, Inc., Roche Holding Ltd. and Roche Holdings, Inc. (filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 333-96025) and incorporated by reference herein).
            10.18      - Patent License Agreement, dated June 30, 1998, by and
                         between Protein Design Labs, Inc. and the Registrant (filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1 (Registration No. 333-96025) and incorporated by reference herein).
            10.19      - Amendment to Patent License Agreement, dated June 28,
                         1998, by and between Protein Design Labs, Inc. and the Registrant (filed as Exhibit 10.19 to the Company's Registration Statement on Form S-1 (Registration No. 333-96025) and incorporated by reference herein).
            10.20      - Research and License Agreement, dated April 21, 1999,
                         by and between the Registrant and Biovation Limited (filed as Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Registration No. 333-96025) and incorporated by reference herein).
            10.21      - Material Transfer and Commercial Evaluation
                         Agreement, dated March 9, 1999, by and between Tanox, Inc. and Biovation Limited (filed as Exhibit 10.21 to the Company's Registration Statement on Form S-1 (Registration No. 333-96025) and incorporated by reference herein).

            10.22      - G-CSF Receptor Non-exclusive License Agreement, dated
                         January 11, 2000, by and between Immunex Corporation and the Registrant (filed as Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Registration No. 333-96025) and incorporated by reference herein).
            10.23      - 2000 Non-Employee Directors' Stock Option Plan (filed
                         as Exhibit 10.23 to the Company's Registration Statement on Form S-1 (Registration No. 333-96025)
                         and incorporated by reference herein).
            10.24      - Master Agreement, dated March 17, 2000, by and between
                         the Registrant and Protein Design Labs, Inc. (filed as
                         Exhibit 10.24 to the Company's Registration Statement on Form S-1 (Registration No. 333-96025)
                         and incorporated by reference herein)
            27         - Financial Data Schedule.

(b)   Reports on Form 8-K.

      No reports were required to be filed on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TANOX, INC.

Date: ________________________        By: _____________________________
                                      Nancy T. Chang, Chief Executive Officer

Date: ________________________        By: _____________________________
                                      David Duncan, Jr., Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT NO.                   DESCRIPTION
-----------                   -----------
27                            Financial Data Schedule