Form 10-Q/A
period 2000-03-31
TANOX INC
filed 2000-05-15
CIK 1099414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2000 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from _______________ to ________________

                        COMMISSION FILE NUMBER 000-30231

                                   TANOX, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                  76-0196733
(State or Other Jurisdiction of                     (IRS Employer
Incorporation of Organization)                     Identification No.)

      10301 STELLA LINK, SUITE 110
             HOUSTON, TEXAS                                 77025-5497
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

      Following herewith is the Signature page of Registrant's Form 10-Q, originally filed on May 12, 2000. The Signature page has been revised to include the conformed signatures of Nancy T. Chang and David Duncan, Jr., which were inadvertently omitted from Registrant's original filing.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TANOX, INC.

Date: May 12, 2000                    By: /s/ Nancy T. Chang
                                      Nancy T. Chang, Chief Executive Officer

Date: May 12, 2000                    By: /s/ David Duncan, Jr.
                                      David Duncan, Jr., Chief Financial Officer

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TANOX, INC.

Date: May 15, 2000                    By: /s/ Nancy T. Chang
                                      Nancy T. Chang, Chief Executive Officer

Date: May 15, 2000                    By: /s/ David Duncan, Jr.
                                      David Duncan, Jr., Chief Financial Officer