Form 10-Q
period 2000-06-30
TANOX INC
filed 2000-08-08
CIK 1099414

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER: 000-30231

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes [X]     No [ ]

     As of July 31, 2000, the registrant had 42,622,140 shares of Common Stock issued and outstanding.
================================================================================

                                  TANOX, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                           JUNE 30,      DECEMBER 31,
                                             2000            1999
                                         ------------    -------------
                                         (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..........    $ 68,967,000    $ 44,242,000
  Short-term investments.............     138,958,000       3,012,000
  Accounts receivable................         136,000         125,000
  Interest receivable................       3,961,000         414,000
  Income taxes receivable............         132,000         132,000
  Prepaid and deferred expenses......         667,000         114,000
                                         ------------    ------------
          Total current assets.......     212,821,000      48,039,000
LONG-TERM MARKETABLE SECURITIES......      66,617,000         --
PROPERTY AND EQUIPMENT:
  Laboratory and office equipment....       9,508,000       9,369,000
  Leasehold improvements.............       2,095,000       2,102,000
  Furniture and fixtures.............         123,000         119,000
                                         ------------    ------------
                                           11,726,000      11,590,000
  Accumulated depreciation and
     amortization....................      (5,123,000)     (4,577,000)
                                         ------------    ------------
     Net property and equipment......       6,603,000       7,013,000
OTHER ASSETS:
  Other assets, net of accumulated
     amortization of $75,000 and
     $59,000, respectively...........         297,000         276,000
                                         ------------    ------------
          Total Assets...............    $286,338,000    $ 55,328,000
                                         ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable...................    $    432,000    $    874,000
  Accrued liabilities................       2,203,000         947,000
  Accrued arbitration award..........       3,520,000       3,500,000
                                         ------------    ------------
          Total current
          liabilities................       6,155,000       5,321,000
NOTE PAYABLE TO RELATED PARTY........      10,000,000      10,000,000
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
     10,000,000 shares authorized;
     none outstanding................         --              --
  Common stock, $.01 par value;
     120,000,000 shares authorized;
     42,622,140 shares in 2000 and
     33,324,402 shares in 1999 issued
     and outstanding, respectively...         426,000         333,000
  Additional paid-in capital.........     300,449,000      71,701,000
  Deferred compensation..............        (824,000)       (651,000)
  Loans receivable from employees....      (2,099,000)     (1,086,000)
  Other comprehensive income,
     cumulative translation
     adjustment......................         210,000         171,000
  Retained earnings (deficit)........     (27,979,000)    (30,461,000)
                                         ------------    ------------
          Total Stockholders'
          Equity.....................     270,183,000      40,007,000
                                         ------------    ------------
          Total Liabilities and
          Stockholders' Equity.......    $286,338,000    $ 55,328,000
                                         ============    ============

     See accompanying notes to condensed consolidated financial statements

                                  TANOX, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                          FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                        -------------------------------   -------------------------------
                                        JUNE 30, 2000    JUNE 30, 1999    JUNE 30, 2000    JUNE 30, 1999
                                        --------------   --------------   --------------   --------------
REVENUES:
     Development agreement with
       related party.................    $ 2,007,000      $ 1,012,000      $ 2,008,000      $ 1,046,000
     Other development agreements and
       licensing fees................     10,105,000           36,000       10,253,000          159,000
                                         -----------      -----------      -----------      -----------
          Total Revenues.............     12,112,000        1,048,000       12,261,000        1,205,000
OPERATING COSTS AND EXPENSES:
     Research and development........      4,057,000        4,088,000        9,460,000        6,503,000
     General and administrative......      1,286,000        2,716,000        2,477,000        3,579,000
                                         -----------      -----------      -----------      -----------
          Total operating costs and
             expenses................      5,343,000        6,804,000       11,937,000       10,082,000
                                         -----------      -----------      -----------      -----------
INCOME (LOSS) FROM OPERATIONS........      6,769,000       (5,756,000)         324,000       (8,877,000)
OTHER INCOME (EXPENSE):
     Interest income.................      3,599,000          402,000        4,315,000          796,000
     Interest expense................       (206,000)        (173,000)        (406,000)        (354,000)
     Other...........................        (13,000)          (2,000)         (51,000)         (50,000)
                                         -----------      -----------      -----------      -----------
          Total other income.........      3,380,000          227,000        3,858,000          392,000
                                         -----------      -----------      -----------      -----------
INCOME (LOSS) BEFORE INCOME
  TAXES..............................     10,149,000       (5,529,000)       4,182,000       (8,485,000)
     Provision for income taxes......     (1,700,000)         (42,000)      (1,700,000)         (44,000)
                                         -----------      -----------      -----------      -----------
NET INCOME (LOSS)....................    $ 8,449,000      $(5,571,000)     $ 2,482,000      $(8,529,000)
                                         ===========      ===========      ===========      ===========
EARNINGS (LOSS) PER SHARE:
     Basic...........................    $      0.21      $     (0.18)     $      0.07      $     (0.28)
     Diluted.........................    $      0.20      $     (0.18)     $      0.06      $     (0.28)
SHARES USED IN COMPUTING EARNINGS
  (LOSS) PER SHARE:
     Basic...........................     41,092,000       30,978,000       37,309,000       30,149,000
     Diluted.........................     43,232,000       30,978,000       39,528,000       30,149,000
COMPREHENSIVE NET INCOME (LOSS):
     Net income (loss)...............    $ 8,449,000      $(5,571,000)     $ 2,482,000      $(8,529,000)
     Foreign currency translation
       adjustment....................         13,000           43,000           39,000           84,000
                                         -----------      -----------      -----------      -----------
TOTAL COMPREHENSIVE NET INCOME
  (LOSS).............................    $ 8,462,000      $(5,528,000)     $ 2,521,000      $(8,445,000)
                                         ===========      ===========      ===========      ===========

     See accompanying notes to condensed consolidated financial statements

                                  TANOX, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                              FOR THE SIX MONTHS ENDED,
                                         -----------------------------------
                                         JUNE 30, 2000        JUNE 30, 1999
                                         --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..................     $  2,482,000         $(8,529,000)
  Adjustments to reconcile net loss
     to net cash used in operating
     activities  --
     Depreciation and amortization...          569,000             488,000
     Amortization of deferred
       compensation related to stock
       options.......................          322,000           3,062,000
Changes in operating assets and
  liabilities  --
     (Increase) in accounts and
       interest receivables..........       (3,559,000)           (934,000)
     Change in taxes receivable or
       payable.......................        1,700,000           1,920,000
     (Increase) in prepaid
       expenses......................         (553,000)            (89,000)
     Increase in accounts payable
       and accrued liabilities.......          568,000             226,000
                                          ------------         -----------
          Net cash provided by (used
             for) operating
             activities..............        1,529,000          (3,856,000)
                                          ------------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments and
     marketable securities...........     (224,997,000)         (8,054,000)
  Maturity of short-term
     investments.....................       22,436,000          10,876,000
  Purchases of property and
     equipment.......................         (143,000)           (242,000)
  Change in other assets.............          (38,000)             37,000
                                          ------------         -----------
          Net cash (used for)
             provided by investing
             activities..............     (202,742,000)          2,617,000
                                          ------------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in employee loans in
     connection with option
     exercises.......................       (1,013,000)         (1,086,000)
  Proceeds from the issuance of
     stock...........................      226,912,000           1,104,000
                                          ------------         -----------
          Net cash provided by
             financing activities....      225,899,000              18,000
                                          ------------         -----------
IMPACT OF EXCHANGE RATES ON CASH.....           39,000              84,000
                                          ------------         -----------
CHANGE IN CASH AND CASH
  EQUIVALENTS........................       24,725,000          (1,137,000)
CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD..........................       44,242,000          28,352,000
                                          ------------         -----------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD.............................     $ 68,967,000         $27,215,000
                                          ============         ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for
     income taxes....................     $    --              $    25,000
  Noncash investing and financing
     activities  --
     Receivable related to income tax
       benefit from stock options
       exercised.....................        1,433,000             --

     See accompanying notes to condensed consolidated financial statements.

                                  TANOX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (UNAUDITED)

NOTE 1.  BASIS OF CONSOLIDATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for fair presentation have been included. These condensed consolidated interim financial statements and notes thereto should be considered in conjunction with the Company's Consolidated Financial Statements and accompanying Notes for the year ended December 31, 1999, which were included in the Company's Registration Statement on Form S-1 (Registration No. 333-96025). Results for the interim period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2.  LICENSE AGREEMENT WITH PROTEIN DESIGN LABS, INC.

     During March 2000, Tanox entered into an agreement with Protein Design Labs, Inc. ("PDL") to acquire the right to take non-exclusive licenses to patents and patent applications owned by PDL for up to four of the Company's antibodies. Under the agreement, Tanox agreed to pay initial license fees to PDL of $2.5 million, in addition to $1.5 million that was previously paid to PDL in 1998 under a prior licensing agreement. Tanox also agreed to pay up to $4.0 million ($1.0 million per antibody), plus maintenance fees, to PDL if Tanox exercises its option to license all four antibodies. In addition, Tanox agreed to pay royalties on future sales if a product using the PDL technology is successfully commercialized. During the first quarter of 2000, Tanox recorded a research and development expense of $2.5 million, representing the cost of the initial option payment.

NOTE 3.  EARNINGS PER SHARE

     SFAS No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.

     The following table reconciles basic and diluted EPS for the three and six month periods ended June 30, 2000. Diluted EPS is computed in the same manner as basic EPS, except that diluted EPS reflects the potential dilution that would occur if outstanding options and warrants were exercised. Since Tanox

                                   TANOX, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2000
                                   (UNAUDITED)

incurred net losses for the three month and six month periods ended June 30, 1999, basic and diluted EPS are the same for these periods.

                                                                     PER SHARE
                                         NET INCOME      SHARES       AMOUNT
                                         ----------    ----------    ---------
For the three months ended June 30,
2000
     Basic EPS.......................    $8,449,000    41,092,000      $0.21
                                                                       =====
     Effect of dilutive securities --
          Options outstanding........        --         2,140,000
                                         ----------    ----------
     Diluted EPS.....................    $8,449,000    43,232,000      $0.20
                                         ==========    ==========      =====
For the six months ended June 30,
2000
     Basic EPS.......................    $2,482,000    37,309,000      $0.07
                                                                       =====
     Effect of dilutive securities --
          Options outstanding........        --         2,219,000
                                         ----------    ----------
     Diluted EPS.....................    $2,482,000    39,528,000      $0.06
                                         ==========    ==========      =====

NOTE 4.  INITIAL PUBLIC OFFERING

     On April 12, 2000, Tanox concluded the principal part of its initial public offering of common stock and, on May 11, 2000, completed the offering with the exercise by the underwriters of their over-allotment option. In the offering, Tanox sold 8,568,000 shares of common stock at $28.50 per share for gross proceeds of approximately $244.2 million, including the underwriters' over-allotment option. The net proceeds from the offering were approximately $225.8 million. Both the shares issued and the proceeds of the offering are reflected in Tanox's financial results for the three months ended June 30, 2000. The proceeds of the IPO have been invested principally in investment grade commercial paper and corporate bonds with maturities of less than two years and which are held to maturity.

NOTE 5.  LOANS TO EMPLOYEES

     In April 2000, Tanox loaned certain employees an aggregate of $1,188,000 for payment of their tax obligations pursuant to the exercise of stock options in 1999. All loans are full recourse, secured by shares of Tanox's common stock owned by the employees, bear interest at a rate of 8.5 percent, and are due and payable in full in September 2001. The loans have been reflected as contra-equity in the accompanying financial statements.

NOTE 6.  LITIGATION

     Tanox is currently engaged in litigation and arbitration relating to a fee dispute with the law firms that represented us in a litigation with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award in 1999 entitling the attorneys to receive approximately $3.5 million, including interest, payments ranging from 33 1/3% to 40% of the future payments we would receive from Genentech following product approval, and 10% of the royalties that we would receive on all sales of anti-IgE products by Genentech and Novartis. We are contesting this award. During the appeals process, we are required to post a bond or place amounts in escrow to secure payment of the award. In early July 2000, we posted a $3.7 million letter of credit with the Court to continue the appeals process and to secure payment of the award.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Tanox identifies and develops therapeutic monoclonal antibodies to address significant unmet medical needs in the areas of immunology, infectious diseases and cancer. E25, our most advanced product in development, is an anti-IgE antibody that we are developing in collaboration with Novartis Pharma AG and Genentech, Inc. E25 has successfully completed Phase III clinical trials in both allergic asthma and seasonal allergic rhinitis (hay fever). Based on the results of these trials, on June 2, 2000, our collaboration partners filed for marketing approval in the United States and Europe for both indications. In addition, we are developing a number of monoclonal antibodies to treat other allergic diseases or conditions, such as severe allergic reactions to peanuts, autoimmune diseases, HIV and neutropenia.

     We currently have no products available for sale and are focusing on product development, clinical trials and process development. We have incurred substantial losses since inception and incurred an accumulated deficit through June 30, 2000, of $28.0 million. We expect to continue to incur substantial operating losses for the foreseeable future, particularly as we increase our research and development, manufacturing, clinical trial and administrative activities. We expect that losses will continue until such time, if ever, that we generate sufficient revenue from royalties on E25 to cover our expenses.

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

     The following is a discussion of our results of operations for the three month and six month periods ended June 30, 2000 and 1999. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements that are included in this report and our Consolidated Financial Statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999 included in our Registration Statement on Form S-1 (Registration No. 333-96025).

RESULTS OF OPERATIONS

  THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

     REVENUES. Revenues totaled $12,112,000 in the second quarter of 2000, compared to $1,048,000 in the second quarter of 1999. The increase in revenues resulted from $12.0 million in milestone revenues earned under the Company's agreements with Novartis and Genentech upon the submission of the Biologics Licensing Application (BLA) for the E25 anti-IgE antibody to the United States Food and Drug Administration (FDA). During the second quarter of 1999, revenues were principally from an E26 milestone payment earned under our collaborative agreements with Novartis. The collaborative agreements with Novartis and Genentech accounted for 99% of our revenues in the second quarter of 2000 and 97% of our revenues in the second quarter of 1999.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $4.1 million in both the second quarter of 2000 and the second quarter of 1999. Although expenses increased in 2000 for salaries, clinical research and contract research, the 1999 period included expenses of $1.1 million for stock-based compensation, primarily related to the extension of certain employee stock options in 1999. This compared to charges of $0.1 million for stock-based compensation in the second quarter of 2000.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $1.3 million in the second quarter of 2000 from $2.7 million in the second quarter of 1999, a decrease of $1.4 million. Expenses in the second quarter of 1999 were adversely affected by non-cash charges of $1.9 million for stock-based compensation, primarily related to the extension of certain employee stock options in the second quarter of 1999. Excluding these charges, the increase in G&A expenses in the second quarter of 2000 primarily related to expenses associated with becoming a public company, including salaries, consulting fees, state franchise taxes and investor relations expenses.

     OTHER INCOME. Other income increased to $3.4 million in the second quarter of 2000 from $.2 million in the second quarter of 1999. This increase was principally due to an increase in interest income resulting from higher cash balances in the current period, as a result of proceeds from private stock offerings in late 1999 and the Company's initial public offering (IPO) in April 2000, and higher prevailing interest rates in 2000 than in 1999.

     INCOME TAXES. The provision for income taxes was $1.7 million in the second quarter of 2000, compared to $42,000 in the second quarter of 1999. This increase was due to the change in the Company's profitability from a pretax loss of $(5.5) million in the second quarter of 1999 to a pretax income of $10.1 million in the second quarter of 2000.

     NET INCOME (LOSS). As a result of the above factors, the net income for the second quarter of 2000 was $8.4 million or $0.21 per share for basic earnings and $0.20 per share for diluted earnings, compared to a net loss of $(5.6) million or $(0.18) per share on both a basic and diluted basis during the second quarter of 1999. The improved earnings in the second quarter of 2000 primarily were due to higher revenues from milestone payments, higher interest income earned on the cash received in the Company's IPO and lower operating costs and expenses.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

     REVENUES. Revenues totaled $12.3 million during the first six months of 2000, compared to $1.2 million during the same period of 1999. As was the case for the second quarter, the increase in revenues during the first six months of 2000 resulted primarily from the $12.0 million in milestone revenues earned under the Company's agreements with Novartis and Genentech when the BLA for E25 was submitted to the FDA. During the first six months of 1999, revenues were principally from an E26 milestone payment earned under our collaborative agreements with Novartis. The collaborative agreements with Novartis and Genentech accounted for 98% of our revenues in the first six months of 2000 and 87% of our revenues in the same period of 1999.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $9.5 million in the first six months of 2000, compared to $6.5 million in the same period of 1999. The increase of $3.0 million was principally due to a $2.5 million charge in the first quarter of 2000 to acquire the right to non-exclusive licenses to patents and patent applications owned by Protein Design Labs, Inc. for up to four of our products in development. The remainder of the increase was due to increased personnel and expansion of preclinical and clinical development activities, partially offset by lower expenses of $0.9 million for stock-based compensation.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $1.1 million to $2.5 million in the first six months of 2000 from $3.6 million in the first six months of 1999. General and administrative expenses in 1999 were adversely affected by non-cash charges of $1.9 million for stock-based compensation, primarily related to the extension of certain employee stock options in the second quarter of 1999. This decrease from 1999 was partially offset by increases in 2000 in expenses associated with becoming a public company, including salaries, consulting fees, state franchise taxes and expenses for investor relations activities.

     OTHER INCOME. Other income increased $3.5 million to $3.9 million in the first six months of 2000 from $0.4 million in the same period of 1999. This increase was principally due to an increase in interest income in 2000 resulting from higher cash balances and higher prevailing interest rates in 2000 than in 1999.

     INCOME TAXES. The provision for income taxes was $1.7 million in the first six months of 2000, compared to $44,000 in the same period of 1999. This increase was due to the change in the Company's profitability from a pretax loss of $(8.5) million in the first six months of 1999 to a pretax income of $4.2 million in the first six months of 2000.

     NET INCOME (LOSS). As a result of the above factors, the net income for the first six months of 2000 was $2.5 million or $0.07 per share for basic earnings and $0.06 per share for diluted earnings, compared to a net loss of $(8.5) million or $(0.28) per share on both a basic and diluted basis during the first six months of 1999. The improved earnings during 2000 primarily were due to higher revenues from milestone payments, higher interest income earned on the cash received in the Company's IPO and a reduction in charges for stock-based compensation from the level experienced in the 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations since inception primarily through collaboration and grant revenues, sales of equity securities, interest income and equipment financing agreements. From inception through June 30, 2000, we recognized $71.5 million in collaboration, grant and other revenues. Additionally, we have raised $280.7 million from sales of equity securities and $2.6 million from the exercise of stock options, and we have earned
$13.8 million of interest income. As of June 30, 2000, we had $274.5 million in cash, cash equivalents and investments, of which $207.9 million were classified as current assets.

     During the first six months of 2000, we generated $1.5 million of cash from operating activities. The primary sources of cash during the period were $12.0 million in milestone payments received under our collaborative agreements with Novartis and Genentech and $4.3 million of interest income. The primary uses of cash for operating purposes were operating expenses and an increase in accrued interest receivable on our invested cash. Investing activities used $202.7 million of cash in the first six months of 2000, primarily for the purchase of short-term and long-term investment securities. Financing activities generated $225.9 million of cash during the first six months of 2000, including $225.8 million from the proceeds of the Company's IPO in April and May 2000 and $1.1 million from the exercise of stock options. These sources of cash were partially offset by a net increase in loans to employees of $1.0 million. The combination of the above items resulted in a cash increase of $24.7 million during the first six months of 2000.

     On April 12, 2000, we sold 7,500,000 shares of common stock in an initial public offering at a price of $28.50 per share and, on May 11, 2000, sold an additional 1,068,000 shares pursuant to the exercise by the underwriters of their over-allotment option. In total, we received gross proceeds of $244.2 million and net proceeds of $225.8 million. Both the shares issued and the proceeds of the offering were reflected in our financial results for the three months and six months ended June 30, 2000.

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

     From inception through June 30, 2000, we have invested approximately $11.7 million in property and equipment, primarily to support research and product development activities and to construct our new clinical manufacturing facility. We pledged all of the assets of the new clinical manufacturing facility as security for the Novartis loan.

     We loaned certain employees an aggregate of $1.2 million in April 2000 to pay tax obligations resulting from their stock option exercises in 1999.

     Our current and anticipated development projects will require substantial additional capital to complete. We anticipate that the amount of cash we need to fund operations, including research and development, manufacturing and other costs, and for capital expenditures, will grow substantially in the future as our projects move from research to pre-clinical and clinical development. We also expect that we will need to expand our administrative, clinical development, facilities and business development activities to support the future development of our programs and to support the ongoing requirements of a public company. Consequently, we may need to raise substantial additional funds. We expect that the net proceeds from our initial public offering, together with cash on hand and revenue from operations, will be sufficient to fund our operations for the next three years. However, our future capital needs will depend on many factors, including successfully commercializing E25, receiving payments from our collaboration partners, progress in our research and development activities, the magnitude and scope of these activities, the progress and level of unreimbursed costs associated with pre-clinical studies and clinical trials, the costs and magnitude of product or technology acquisitions, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, establishing additional collaboration and licensing arrangements, and manufacturing scale-up costs and marketing activities, if we undertake those activities. We do not have committed external sources of funding and we cannot assure that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

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

     We are currently engaged in litigation and arbitration relating to a fee dispute with the law firms that represented us in a litigation with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award entitling the attorneys to receive approximately $3.5 million (including interest), payments ranging from 33 1/3% to 40% of the future payments we would receive from Genentech following product approval, and 10% of the royalties that we would receive on all sales of anti-IgE products by Genentech and Novartis. We are contesting this award. During the appeals process, we are required to post a bond or place amounts in escrow to secure payment of the award. In early July 2000, we posted a $3.7 million letter of credit with the Court to continue the appeals process and to secure payment of the award.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to a variety of risks, including foreign currency exchange fluctuations and changes in interest rates. In the normal course of business, we have established policies and procedures to manage these risks.

     FOREIGN CURRENCY EXCHANGE RATES. During the first six months of 2000, our operating results reflect foreign exchange losses of $51,000 and our balance sheet reflects a foreign currency translation adjustment of $210,000. We are subject to foreign currency exchange risk because:

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

     INTEREST RATE RISK.  Cash and investments were approximately
$274.5 million at June 30, 2000. These assets were primarily invested in investment grade commercial paper and corporate bonds with maturities of less than two years, which we hold to maturity. We do not invest in derivative securities. Although our portfolio is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would actually be recognized in earnings unless we sell the asset. In addition, our loan from Novartis is based on a premium over LIBOR. As such, if general interest rates increase, our interest costs will increase.

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

     You should also consider carefully the statements under other sections of this Quarterly Report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.

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

                                    PART II

                               OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On April 6, 2000, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1, Commission File No. 333-96025, registering the sale of 8,568,000 shares of our Common Stock (including the over-allotment option) for net proceeds of $225,837,680. None of the proceeds from the initial public offering were used during the three months ended
June 30, 2000; however, we expect that our use of these proceeds will be as described in the prospectus to our Registration Statement. Pending such use, the net proceeds are being invested in interest-bearing investment-grade securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits.

           27 -- Financial Data Schedule.

      (b)  Reports on Form 8-K.

           No reports were required to be filed on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TANOX, INC.

Date:  August 8, 2000             By:            /s/ NANCY T. CHANG
     ----------------------------     ------------------------------------------
                                       NANCY T. CHANG, CHIEF EXECUTIVE OFFICER

Date:  August 8, 2000             By:           /s/ DAVID DUNCAN, JR.
     ----------------------------     ------------------------------------------
                                      DAVID DUNCAN, JR., CHIEF FINANCIAL OFFICER

                               INDEX TO EXHIBITS

      EXHIBIT NO.             DESCRIPTION
      -----------             -----------
          27          --  Financial Data Schedule