Form 10-Q
period 2000-09-30
TANOX INC
filed 2000-11-13
CIK 1099414

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

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

                                (713) 578-4000
             (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

     As of November 9, 2000, the registrant had 43,266,311 shares of Common Stock issued and outstanding.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  TANOX, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                                         September 30,       December 31,
                                                                              2000               1999
                                                                         --------------      -------------
                                                                           (UNAUDITED)
 ASSETS
--------
 CURRENT ASSETS:
    Cash and cash equivalents                                                $ 36,998,000    $ 44,242,000
    Short-term investments                                                    151,057,000       3,012,000
    Accounts receivable                                                           221,000         125,000
    Interest receivable                                                         5,095,000         414,000
    Income taxes receivable                                                       132,000         132,000
    Prepaid and deferred expenses                                                 635,000         114,000
                                                                             ------------    ------------
        Total current assets                                                  194,138,000      48,039,000

 LONG-TERM INVESTMENTS                                                         84,895,000               -

 PROPERTY AND EQUIPMENT:
    Laboratory and office equipment                                             9,830,000       9,369,000
    Leasehold improvements                                                      2,782,000       2,102,000
    Furniture and fixtures                                                        123,000         119,000
                                                                             ------------    ------------
                                                                               12,735,000      11,590,000
    Accumulated depreciation and amortization                                  (5,402,000)     (4,577,000)
                                                                             ------------    ------------
        Net property and equipment                                              7,333,000       7,013,000

 OTHER ASSETS, net of accumulated amortization
     $83,000 and $59,000, respectively                                            172,000         276,000
                                                                             ------------    ------------
        TOTAL ASSETS                                                         $286,538,000    $ 55,328,000
                                                                             ============    ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------

 CURRENT LIABILITIES:
    Accounts payable                                                            1,283,000         874,000
    Accrued liabilities                                                         2,086,000         947,000
    Accrued arbitration award                                                   3,520,000       3,500,000
                                                                             ------------    ------------
        Total current liabilities                                               6,889,000       5,321,000

 NOTE PAYABLE TO RELATED PARTY                                                 10,000,000      10,000,000

 STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 10,000,000 shares
       authorized; none outstanding                                                     -               -
    Common stock, $.01 par value; 120,000,000 shares
       authorized; 42,640,220 shares in 2000 and 33,324,402
       shares in 1999 issued and outstanding                                      426,000         333,000
    Additional paid-in capital                                                301,323,000      71,701,000
    Deferred compensation                                                        (677,000)       (651,000)
    Loans receivable from employees                                            (1,895,000)     (1,086,000)
    Other comprehensive income, cumulative translation adjustment                 190,000         171,000
    Retained earnings (deficit)                                               (29,718,000)    (30,461,000)
                                                                             ------------    ------------
    TOTAL STOCKHOLDERS' EQUITY                                                269,649,000      40,007,000
                                                                             ------------    ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $286,538,000    $ 55,328,000
                                                                             ============    ============

    See accompanying notes to condensed consolidated financial statements.

                                  TANOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)


                                                      For the Quarter Ended                        For the Nine Months Ended
                                             -------------------------------------             -----------------------------------
                                             September 30,           September 30,             September 30,         September 30,
                                                 2000                    1999                      2000                  1999
                                             --------------         --------------             -------------        --------------
 REVENUES:
   Development agreement
    with related party                       $      1,000           $     15,000                 $ 2,010,000        $   1,061,000
   Other development
    agreements and licensing
    fees                                          201,000                 85,000                  10,454,000              261,000
                                              -----------            -----------                  ----------         ------------
      Total revenues                              202,000                100,000                  12,464,000            1,322,000

 OPERATING COSTS AND
  EXPENSES:
   Research and development                     4,468,000              8,070,000                  13,928,000           14,590,000
   General and administrative                   1,509,000                568,000                   3,986,000            4,146,000
                                              -----------            -----------                  ----------         ------------
      Total operating costs
       and expenses                             5,977,000              8,638,000                  17,914,000           18,736,000

 (LOSS) FROM OPERATIONS                        (5,775,000)            (8,538,000)                 (5,450,000)         (17,414,000)

 OTHER INCOME (EXPENSE):
   Interest income                              4,612,000                400,000                   8,927,000            1,196,000
   Interest expense                              (222,000)              (183,000)                   (628,000)            (536,000)
   Other                                            2,000                (46,000)                    (49,000)             (97,000)
                                              -----------            -----------                  ----------         ------------
     Total other income                         4,392,000                171,000                   8,250,000              563,000

 INCOME (LOSS) BEFORE INCOME
  TAXES                                        (1,383,000)            (8,367,000)                  2,800,000          (16,851,000)
   (Provision) benefit for
    income taxes                                 (357,000)                10,000                  (2,057,000)             (34,000)
                                              -----------            -----------                  ----------         ------------
   NET INCOME (LOSS)                          $(1,740,000)           $(8,357,000)                 $  743,000         $(16,885,000)
                                              ===========            ===========                  ==========         ============

 EARNINGS (LOSS) PER SHARE
     Basic                                         $(0.04)                $(0.27)                      $0.02               $(0.55)
     Diluted                                       $(0.04)                $(0.27)                      $0.02               $(0.55)

 SHARES USED IN COMPUTING
  EARNINGS (LOSS) PER SHARE
     Basic                                     42,630,000             31,377,000                  39,096,000           30,563,000
     Diluted                                   42,630,000             31,377,000                  41,646,000           30,563,000

 COMPREHENSIVE INCOME (LOSS)
   Net income (loss)                          $(1,740,000)           $(8,357,000)                $   743,000         $(16,885,000)
   Foreign currency
    translation adjustment                        (20,000)                38,000                      19,000              122,000
                                              -----------            -----------                  ----------         ------------
 TOTAL COMPREHENSIVE INCOME
  (LOSS)                                      $(1,760,000)           $(8,319,000)                $   762,000         $(16,763,000)
                                              ===========            ===========                 ===========         ============

    See accompanying notes to condensed consolidated financial statements.

                                  TANOX, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                 For the Nine Months Ended
                                                                                            ------------------------------------
                                                                                            September 30,         September 30,
                                                                                                2000                   1999
                                                                                            -------------         --------------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                                          $     743,000         $(16,886,000)
 Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Depreciation and amortization                                                                857,000               762,000
     Interest expense forgiven by related party
     Amortization of deferred compensation related to stock options                               470,000             4,807,000
     In-process research and development                                                                -             3,026,000
 Changes in operating assets and liabilities:
     (Increase) decrease in accounts and interest receivables                                  (4,778,000)               41,000
     Change in taxes receivable or payable                                                              -             1,920,000
     Income tax benefit related to stock options exercised                                      1,967,000                     -
     Increase in prepaid expenses                                                                (523,000)              (81,000)
     Decrease in accounts payable and accrued liabilities                                       1,569,000               125,000
                                                                                            -------------          ------------
        Net cash provided by (used in) operating activities                                       305,000            (6,286,000)

 CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of investments                                                                     (327,152,000)           (9,055,000)
 Maturity of investments                                                                       94,213,000            13,437,000
 Employee loans                                                                                  (261,000)                    -
 Proceeds from repayment of employee loans                                                        411,000                     -
 Purchases of property and equipment                                                           (1,153,000)             (585,000)
 Change in other assets                                                                           (71,000)               36,000
                                                                                            -------------           -----------
        Net cash provided by (used in) investing activities                                  (234,013,000)            2,747,000

 CASH FLOWS FROM FINANCING ACTIVITIES
 Employee Loans in connection with option exercises                                            (1,188,000)           (1,086,000)
 Proceeds from repayment of employee loans connected with option exercises                        379,000                     -
 Proceeds from the issuance of stock                                                          227,253,000            10,474,000
                                                                                            -------------          ------------
        Net cash provided by financing activities                                             226,444,000            10,474,000

 IMPACT OF EXCHANGE RATES ON CASH                                                                  20,000               122,000
                                                                                            -------------          ------------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              (7,244,000)            7,057,000
 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                  44,242,000            28,352,000
                                                                                            -------------          ------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $  36,998,000          $ 35,409,000
                                                                                            =============          ============

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for taxes                                                    $           -          $     25,000

    See accompanying notes to condensed consolidated financial statements.

                                  TANOX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

NOTE 1.  BASIS OF CONSOLIDATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of Tanox, Inc. and its wholly owned subsidiaries (collectively the "Company" or "Tanox"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for fair presentation have been included. These condensed consolidated interim financial statements and notes thereto should be considered in conjunction with the Company's Consolidated Financial Statements and accompanying Notes for the year ended December 31, 1999, which were included in the Company's Registration Statement on Form S-1 (Registration No. 333-96025). Results for the interim period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

     Since Tanox incurred net losses for the three month period ended
September 30, 2000 and for the three month and nine month periods ended September 30, 1999, basic and diluted EPS are the same for these periods. For the three month period ended September 30, 2000, the treasury stock method effect of 2.6 million weighted average options have been excluded from the calculation of EPS as it is anti-dilutive. The following table reconciles basic and diluted EPS for the nine month period ended September 30, 2000.

                                                                            Per Share
                                                    Net Income     Shares     Amount
                                                    ----------   ----------   ------
        Basic EPS                                     $743,000   39,096,000    $0.02
        Effect of dilutive options outstanding               -    2,550,000
                                                      --------   ----------
        Diluted EPS                                   $743,000   41,646,000    $0.02
                                                      ========   ==========    =====

NOTE 4.  INITIAL PUBLIC OFFERING

     On April 12, 2000, Tanox concluded the principal part of its initial public offering of common stock and, on May 11, 2000, completed the offering with the exercise by the underwriters of their over-allotment option. In the offering, Tanox sold 8,568,000 shares of common stock at $28.50 per share for gross proceeds of approximately $244.2 million, including the underwriters' over-allotment option. The net proceeds from the offering were approximately $225.8 million. Both the shares issued and the proceeds of the offering are reflected in Tanox's financial results for the nine months ended September 30, 2000. The proceeds of the IPO have been invested principally in investment grade commercial paper and corporate bonds with maturities of less than two years and which are classified as held-to-maturity.

NOTE 5.  LOANS TO EMPLOYEES

     In April 2000, Tanox loaned certain employees an aggregate of $1.2 million for payment of their tax obligations pursuant to the exercise of stock options in 1999. All loans are full recourse, secured by shares of Tanox common stock owned by the employees, bear interest at a rate of 8.5 percent, and are due and payable in full in September 2001. The loans, net of repayments, have been reflected as contra-equity in the accompanying financial statements.

NOTE 6.  INCOME TAXES

     The Company's effective tax rate differs from the U.S. federal statutory rate because of foreign losses that are not deductible and an increase in the valuation allowance. The actual tax payable is significantly lower than the provision for income taxes due to tax benefits attributable to the exercise of nonqualified stock options.

NOTE 7.  LITIGATION

     Tanox is currently engaged in litigation and arbitration relating to a fee dispute with the law firms that represented Tanox in a lawsuit with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award in 1999 entitling the attorneys to receive approximately $3.5 million, including interest, payments ranging from 33 1/3% to 40% of the future payments Tanox may receive from Genentech following product approval, and 10% of the royalties that Tanox may receive on all sales of anti-IgE products by Genentech and Novartis. The Company is contesting this award. During the appeals process, Tanox is required to post a bond or place amounts in escrow to secure payment of the award. In July 2000, Tanox posted with the court a $3.7 million supersedeas bond to continue the appeals process and to secure payment of the award.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

     As of September 30, 2000, Tanox had agreed to make an equity investment of $1 million in a small biopharmaceutical company developing therapeutics for the treatment of cancer and hematopoietic disorders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Tanox identifies and develops therapeutic monoclonal antibodies to address significant unmet medical needs in the areas of immunology, infectious diseases and cancer. E25, our most advanced product in development, is an anti-IgE antibody that we are developing in collaboration with Novartis Pharma AG and Genentech, Inc. E25 has successfully completed Phase III clinical trials in both allergic asthma and seasonal allergic rhinitis (hay fever). Based on the results of these trials, on June 2, 2000, our collaboration partners filed for marketing approval in the United States, the EU, Switzerland, Australia and New Zealand for both indications. In addition, we are developing a number of monoclonal antibodies to treat other diseases or conditions, such as severe allergic reactions to peanuts, autoimmune diseases, HIV and neutropenia.

     We currently have no products available for sale and are focusing on product development, clinical trials and process development. We have incurred substantial losses since inception and incurred an accumulated deficit through September 30, 2000, of $29.7 million. We expect to continue to incur substantial operating losses for the foreseeable future, particularly as we expand our research and development, manufacturing, clinical trial and administrative activities. We expect that losses will continue until such time, if ever, that we generate sufficient revenue from E25 to cover our expenses.

     Historically, we have earned revenues primarily from license fees, milestone payments and sponsored research under our collaboration agreements. In the future, we expect our principal revenues will be milestone payments, royalties and profit-sharing payments from Novartis and Genentech. We may also receive royalties from Hoffman-La Roche Ltd. should it participate in selling E25 in Europe. Our near term revenues will depend primarily on the success of our collaboration partners in developing, manufacturing, obtaining regulatory approvals for and marketing E25. Because a substantial portion of our revenues for the foreseeable future will depend on achieving development and commercialization milestones, we anticipate that our results of operations will vary substantially from year to year and even quarter to quarter.

     The following is a discussion of our results of operations for the three month and nine month periods ended September 30, 2000 as compared to the same periods in 1999. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements that are included in this report and our Consolidated Financial Statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999 included in our Registration Statement on Form S-1 (Registration No. 333-96025).

RESULTS OF OPERATIONS

  Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

     Revenues. Revenues totaled $202,000 in the third quarter of 2000, compared to $100,000 in the third quarter of 1999. Revenues primarily consisted of grant and licensing revenue.

     Research and Development Expenses. Research and development expenses were $4.5 million in the third quarter of 2000 compared to $8.1 million in the third quarter of 1999. Although expenses increased in the 2000 period for salaries, clinical research and contract research, in the third quarter of 1999, Tanox expensed $3.4 million of in-process research and development related to the acquisition of PanGenetics B.V. in the Netherlands. Further, the 1999 period included expenses of $1.7 million for stock-based compensation, primarily related to the extension of certain employee stock options. This compared to charges of $0.2 million for stock-based compensation in the third quarter of 2000.

     General and Administrative Expenses. General and administrative expenses increased to $1.5 million in the third quarter of 2000 from $0.6 million in the third quarter of 1999. The increase relates primarily to increased spending in professional fees and increases in personnel.

     Other Income. Other income increased to $4.4 million in the third quarter of 2000 from $0.2 million in the third quarter of 1999. This increase was principally due to an increase in interest income resulting from higher cash balances in the current period, as a result of proceeds from private stock offerings in late 1999 and the Company's initial public offering (IPO) in April 2000, and higher prevailing interest rates in 2000 than in 1999.

     Income Taxes. The provision for income taxes was $0.4 million in the third quarter of 2000; there was no provision for income taxes in the third quarter of 1999. This increase was due to the change in the Company's pretax estimate in 2000 from a pretax loss of $8.4 million in the third quarter of 1999. The Company's effective tax rate differs from the U.S. federal statutory rate because of foreign losses that are not deductible and an increase in the valuation allowance. The actual tax payable is significantly lower than the provision for income taxes due to tax benefits attributable to the exercise of nonqualified stock options.

     Net Income (Loss). As a result of the above factors, the net loss for the third quarter of 2000 was $1.7 million or $0.04 per share for both basic and diluted earnings, compared to a net loss of $8.4 million or $0.27 per share on both a basic and diluted basis during the third quarter of 1999.

 Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

     Revenues. Revenues totaled $12.5 million during the first nine months of 2000, compared to $1.3 million during the same period of 1999. The increase in revenues during the first nine months of 2000 resulted primarily from $12.0 million in milestone revenues earned under our collaborative agreements with Novartis and Genentech when the Biologics License Application for E25 was submitted to the FDA in June 2000. During the first nine months of 1999, revenues were principally from an E26 milestone payment earned under our collaborative agreements with Novartis. The agreements with Novartis and Genentech accounted for 96% of our revenues in the first nine months of 2000 and 81% of our revenues in the same period of 1999.

     Research and Development Expenses.   Research and development expenses were
$13.9 million in the first nine months of 2000, compared to $14.6 million in the same period of 1999. The 2000 results included a $2.5 million charge in the first quarter to acquire the right to non-exclusive licenses to patents and patent applications owned by Protein Design Labs, Inc. for up to four of our products in development. The 1999 results included (i) expense of $3.4 million of in-process research and development related to the acquisition of PanGenetics B.V. in March 1998 and (ii) stock-based compensation expense of $2.8 million. Excluding these charges, research and development expense increased by $3.0 million from 1999 to 2000 due primarily to increased personnel and expansion of preclinical and clinical development activities.

     General and Administrative Expenses. General and administrative expense remained virtually unchanged at $4.0 million in the first nine months of 2000 as compared to $4.1million in the first nine months of 1999. General and administrative expenses in 1999 included non-cash charges of $1.9 million for stock-based compensation. The decrease in stock-based compensation expense from 1999 was partially offset by increases in 2000 in expenses associated with reincorporating in Delaware and becoming a public company, including state franchise taxes and expenses for investor relations activities, as well as increased spending for professional fees, recruitment costs and personnel.

     Other Income.   Other income increased $7.7 million to $8.3 million in the first nine months of 2000 from $0.6 million in the same period of 1999. This increase was principally due to an increase in interest income in 2000 resulting from higher cash balances and higher prevailing interest rates in 2000 than in 1999.

     Income Taxes.   The provision for income taxes was $2.1 million in the
first nine months of 2000, compared to $34,000 in the same period of 1999. This increase was due to the change in the Company's profitability from a pretax loss of $16.9 million in the first nine months of 1999 to pretax income of $2.8 million in the first nine months of 2000. The Company's effective tax rate differs from the U.S. federal statutory rate because of foreign losses that are not deductible and an increase in the valuation allowance. The actual tax payable is significantly lower than the provision for income taxes due to tax benefits attributable to the exercise of nonqualified stock options.

     Net Income (Loss). As a result of the above factors, the net income for the first nine months of 2000 was $0.7 million or $0.02 per share for both basic and diluted earnings, compared to a net loss of $16.9 million or $0.55 per share on both a basic and diluted basis during the first nine months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations since inception primarily through collaboration and grant revenues, sales of equity securities, interest income and equipment financing agreements. From inception through September 30, 2000, we recognized $71.7 million in collaboration, grant and other revenues. Additionally, we have raised $280.7 million from sales of equity securities and $2.7 million from the exercise of stock options, and we have earned $18.4 million of interest income. As of September 30, 2000, we had $273.0 million in cash, cash equivalents and investments, of which $188.1 million were classified as current assets.

     During the first nine months of 2000, we generated $0.3 million of cash from operating activities. The primary sources of cash during the period were $12.0 million in milestone payments received under our collaborative agreements with Novartis and Genentech and $4.3 million of interest payments received. The primary uses of cash for operating activities were operating expenses and an increase in accrued interest receivable on our invested cash. Investing activities used $234.0 million of cash in the first nine months of 2000, primarily for the purchase of short-term and long-term investments. Financing activities generated $226.4 million of cash during the first nine months of 2000, including $225.8 million from the proceeds of the Company's IPO in April and May 2000 and $1.2 million from the exercise of stock options. These sources of cash were partially offset by a net increase in loans to employees of $0.8 million. The combination of the above items resulted in a cash decrease of $7.2 million during the first nine months of 2000.

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

     From inception through September 30, 2000, we have invested approximately $12.7 million in property and equipment, primarily to support research and product development activities and to construct our new clinical manufacturing facility. We pledged all of the assets of the new clinical manufacturing facility as security for the Novartis loan.

     We loaned certain employees an aggregate of $1.2 million in April 2000 to pay tax obligations resulting from their stock option exercises in 1999.

     As of September 30, 2000, Tanox had agreed to make an equity investment of $1 million in a small biopharmaceutical company developing therapeutics for the treatment of cancer and hematopoietic disorders.

     Our current and anticipated development projects will require substantial additional capital to complete. We anticipate that the amount of cash we need to fund operations, including research and development, manufacturing and other costs, and for capital expenditures, will grow substantially in the future as our projects move from research to pre-clinical and clinical development. We also expect that we will need to expand our administrative, clinical development and business development activities, as well as our facilities, to support the future development of our programs and to support the ongoing requirements of a public company. Consequently, we may need to raise substantial additional funds. We expect that the net proceeds from our initial public offering, together with cash on hand and revenue from operations, will be sufficient to fund our operations for the next three years. However, our future capital needs will depend on many factors, including successfully commercializing E25, receiving payments from our collaboration partners, progress in our research and development activities, the magnitude and scope of these activities, the progress and level of unreimbursed costs associated with pre-clinical studies and clinical trials, the costs and magnitude of product or technology acquisitions, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, establishing additional collaboration and licensing arrangements, and manufacturing scale-up costs and marketing activities, if we undertake those activities. We do not have committed external sources of funding and we cannot assure that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

 .  delay, reduce the scope of or eliminate one or more of our programs;

 . obtain funds through arrangements with collaboration partners or other that may require us to relinquish rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves; or

 . license rights to technologies, product candidates or products on terms that are less favorable to us than might otherwise be available.

  We are currently engaged in litigation and arbitration relating to a fee dispute with the law firms that represented us in a litigation with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award entitling the attorneys to receive approximately $3.5 million (including interest), payments ranging from 33 1/3% to 40% of the future payments we would receive from Genentech following product approval, and 10% of the royalties that we would receive on all sales of anti-IgE products by Genentech and Novartis.
We are contesting this award. During the appeals process, we are required to post a bond or place amounts in escrow to secure payment of the award. In July 2000, we secured a $3.7 million supersedeas bond, which was posted with the court to continue the appeals process and to secure payment of the award.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We are exposed to a variety of risks, including foreign currency exchange fluctuations and changes in interest rates. In the normal course of business, we have established policies and procedures to manage these risks.

   Foreign Currency Exchange Rates. During the first nine months of 2000, our operating results reflect foreign exchange losses of $20,000 and our balance sheet reflects a foreign currency translation adjustment of $190,000. We are subject to foreign currency exchange risk because:

 .  we invest in our foreign subsidiaries;

 . we incur a significant portion of our costs and expenses and a smaller portion of our revenues in the local currencies of the countries where we do business; and

 . we finance part of the cost of our subsidiaries' operations through dollar denominated inter-company loans and equity investments that are recorded on their books in the respective local currencies.

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

  Interest Rate Risk. Cash and investments were approximately $273 million at September 30, 2000. These assets were primarily invested in investment grade commercial paper and corporate bonds with maturities of less than two years, which we hold to maturity. We do not invest in derivative securities. Although our portfolio is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would actually be recognized in earnings unless we dispose of the asset. In addition, our loan from Novartis is based on a premium over LIBOR. As such, if general interest rates increase, our interest costs will increase.

  Factors Affecting Forward-Looking Statements. Some of the information in this Quarterly Report on Form 10-Q contains forward-looking statements. We typically identify forward-looking statements by using terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or similar words, although we express some forward-looking statements differently. You should be aware that actual events could differ materially from those suggested in the forward-looking statements due to a number of factors, including:

 .  the ability to develop safe and efficacious drugs;

 .  failure to achieve positive results in clinical trials;

 .  failure to successfully commercialize our products;

 .  relationships with our collaboration partners;

 .  variability of royalty, license and other revenues;

 .  ability to enter into future collaboration agreements;

 .  competition and technological change; and

 .  existing and future regulations affecting our business.

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

                                    PART II

                               OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On April 6, 2000, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1, Commission File No. 333-96025, registering the sale of 8,568,000 shares of our Common Stock (including the over-allotment option) for net proceeds of $225,837,000. None of the proceeds from the initial public offering were used during the three months ended September 30, 2000; however, we expect that our use of these proceeds will be as described in the prospectus to our Registration Statement. Pending such use, the net proceeds are being invested in interest-bearing investment-grade securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

        10.1  First Amendment to the Tanox, Inc. 1997 Stock Plan

        27    Financial Data Schedule.

     (b)  Reports on Form 8-K.

     We filed a report on Form 8-K on September 14, 2000, reporting certain information and developments with respect to E25 and E26 trials.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TANOX, INC.



Date: November 13, 2000                By:         Michael A. Kelly
                                          -----------------------------------
                                                   Michael A. Kelly
                                          Vice President of Finance and Chief
                                                   Financial Officer

                               INDEX TO EXHIBITS

Exhibit No.              Description
-----------              -----------
10.1            First Amendment to the Tanox, Inc. 1997 Stock Plan

27              Financial Data Schedule