Form 10-K405
period 2000-12-31
TANOX INC
filed 2001-04-02
CIK 1099414

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   Form 10-K

                               ----------------

(MARK ONE)

 [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For fiscal year ended December 31, 2000 or

 [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the transition period from            to           .

                         Commission File No. 000-30231

                               ----------------

                                  TANOX, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                 76-0196733
   (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
   Incorporation or Organization)

                    10301 Stella Link, Houston, Texas 77025
                   (Address of principal executive offices)

                                (713) 578-4000
             (Registrant's telephone number, including area code)

                               ----------------

   Securities registered pursuant to 12(b) of the Act: None

   Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]

   The aggregate market value of the common stock held by nonaffiliates as of February 28, 2001 was $799,713,030.

   Indicate the number of shares outstanding of the issuer's common stock as of February 28, 2001: 43,722,355 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The information called for by Items 10, 11, 12 and 13 of Part III will be included in the registrant's definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                               TABLE OF CONTENTS

                                                                           Page
                                 PART I                                    ----
ITEM 1. Business.........................................................    1
  Overview...............................................................    1
  Background.............................................................    1
  Our Strategy...........................................................    2
  Our Product Development Programs.......................................    3
  Collaboration and Licensing Agreements.................................   10
  Patents and Proprietary Rights.........................................   12
  Government Regulation..................................................   14
  Competition............................................................   15
  Manufacturing..........................................................   16
  Research and Development...............................................   17
  Marketing and Sales....................................................   17
  Employees..............................................................   17
  Corporate History......................................................   18
  Forward-Looking Statements.............................................   18
  Factors That May Affect our Future Results.............................   18
  Executive Officers of Tanox............................................   28
  Scientific Advisors....................................................   29
ITEM 2. Properties.......................................................   29
ITEM 3. Legal Proceedings................................................   30
ITEM 4. Submission Of Matters To A Vote Of Security Holders..............   31
                                 PART II
ITEM 5. Market Price of the Registrant's Common Stock and Related
 Stockholder Matters.....................................................   31
ITEM 6. Selected Financial Data..........................................   32
ITEM 7. Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................   33
  Overview...............................................................   33
  Results of Operations..................................................   33
  Liquidity and Capital Resources........................................   35
ITEM 7A. Qualitative and Quantitative Disclosures About Market Risk......   36
ITEM 8. Financial Statements And Supplementary Data......................   37
ITEM 9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure....................................................   56
                                PART III
ITEM 10. Directors and Executive Officers of the Registrant..............   56
ITEM 11. Executive Compensation..........................................   56
ITEM 12. Security Ownership of Certain Beneficial Owners and Management..   56
ITEM 13. Relationships and Related Transactions..........................   56
                                 PART IV
ITEM 14. Exhibits, Financial Statement Schedules and Reports on
 Form 8-K................................................................   56

Item 1. Business

Overview

   Tanox identifies and develops therapeutic monoclonal antibodies to address significant unmet medical needs in the areas of asthma, allergy, autoimmune, inflammation and other related diseases. Tanox's products are genetically engineered antibodies that target a specific substance, or antigen. In 1987, we discovered a novel approach for treating allergies and asthma by using anti-immunoglobulin E, or anti-IgE, antibodies capable of blocking IgE, the causative agent of the allergen pathway, thus preventing the onset of allergic symptoms. Xolair(R) (tradename for Omalizumab), our most advanced product in development, is a humanized monoclonal antibody that blocks IgE. Its therapeutic effect has been validated through clinical trials in patients suffering from allergic asthma and seasonal allergic rhinitis. We are developing Xolair in collaboration with Novartis Pharma AG and Genentech, Inc. Following successful completion of Phase III clinical trials in allergic asthma and seasonal allergic rhinitis (hayfever) patients, our collaboration partners filed a Bilogics License Application (BLA) with the U. S. Food and Drug Administration (FDA) and a submission for marketing approval with health authorities in the EU, Switzerland, Australia, and New Zealand for both indications.

   Using our extensive understanding of the human immune system, we are building a diverse pipeline of monoclonal antibody product candidates. We are conducting clinical trials with two additional monoclonal antibodies. Hu-901, a humanized anti-IgE monoclonal antibody distinct from Xolair, is currently in a Phase II trial for treating severe peanut allergy. 5D12, an anti-CD40 monoclonal antibody, is currently in a Phase I/II trial for treating Crohn's disease and in preclinical studies for treating other autoimmune diseases. We are conducting preclinical and research studies with 5A8, an anti-CD4 antibody for treating HIV, 166-32, a complement factor D inhibiting antibody for treating acute inflammation and 163-93, an anti-G-CSF receptor activating antibody for treating neutropenia.

Background

 Human Immune System

   The human immune system has three general mechanisms that protect the body against infections, toxins and cancer by responding to and clearing foreign agents, or antigens, that have penetrated the body's protective barriers. These mechanisms are:

  . Antibodies. The body produces proteins called antibodies that deactivate and help remove the antigens from the body. Each antibody matches an antigen much as a key matches a lock. Antibodies are made by specialized white blood cells called B cells, with the help of other white blood cells, called helper T cells. When a B cell encounters its triggering antigen, it manufactures millions of identical antibody molecules and releases them into the bloodstream.

  . Cell-Mediated Immune Response. The second protective immune mechanism relies on cells to recognize and destroy foreign antigens. This mechanism is known as cell-mediated immunity. T cells are important in cell-mediated immune responses. Some T cells, called killer T cells, seek out and kill cancer cells or virus-infected cells. Helper T cells also play a role in cell-mediated immune response by stimulating inflammatory cells called macrophages to actively destroy foreign antigens, microorganisms and cancer cells.

  . Innate Immune Response. Innate immunity is the body's first line of defense against injury and infection and serves a surveillance and maintenance role. One part of the innate immune system involves large white blood cells called phagocytes (literally, "cell-eaters") that can engulf and digest foreign microorganisms and other antigens. Important phagocytes include macrophages, that rid the body of dead cells and other debris, and granulocytes, including neutrophils, that contain granules filled with potent chemicals. These chemicals, in addition to destroying microorganisms, play a key role in acute inflammatory reactions. Another part of the innate immune response is known as the complement system. The complement system includes a series of proteins that work to "complement" the activity of antibodies in destroying bacteria, either by stimulating the macrophages and neutrophils, or by puncturing the bacterial cell membrane to kill the cells. These proteins also cause the neutrophils to accumulate at the site of infection or tissue damage.

   Most of the time, the immune system protects us from infections, cancer and some toxic agents. However, sometimes the immune system actually causes the disease or symptoms of the disease. For example, in the case of allergic diseases, such as asthma and hay fever, the immune system responds to the antigen, or allergen in this case, by producing an IgE form of antibody. IgE is instrumental in triggering the symptoms of the disease. In other cases, T and B cells may recognize a part of the body as foreign, triggering an immune response against the body resulting in an autoimmune disease and associated tissue destruction.

 Monoclonal Antibodies as Therapeutics

   Monoclonal antibodies represent an exciting area of novel therapeutic product development. Genetically engineered monoclonal antibodies are man-made antibodies that target a specific antigen. Most monoclonal antibodies are derived from animals such as mice. Advances in antibody design technologies have enabled scientists to develop humanized (human-like) and fully human antibody products that can be administered to patients on a chronic basis with reduced concern for adverse responses by the human immune system. Advances in antibody production technologies, such as high productivity fermentation and transgenic plants and animals, have enabled manufacturers to produce antibody products more cost-effectively. Because of these advances, 11 monoclonal antibodies have already been approved for marketing as therapeutics by the FDA, and a large number of monoclonal antibodies are currently undergoing clinical and preclinical investigation.

Our Strategy

   Our objective is to leverage our expertise in monoclonal antibodies and understanding of the human immune system to advance our product pipeline and become a profitable biopharmaceutical company. We intend to accomplish this through the following strategic initiatives:

  . Continuing to Identify and Develop Novel Monoclonal Antibodies. We have focused on the research and development of monoclonal antibodies since our inception and have successfully identified and obtained patents for novel monoclonal antibodies with potential therapeutic applications. We believe that monoclonal antibodies will be one of the primary areas for pharmaceutical development for the foreseeable future, particularly as genomic research identifies novel disease targets. We will continue to apply our expertise in immunology to identify new antibodies that may bind to these novel targets. We will focus on diseases for which current therapies are substandard or unavailable and the market opportunities are large.

  . Maximizing the Market Opportunity for Anti-IgE Antibodies. We are focused on identifying diseases and conditions for which anti-IgE antibodies are likely to provide a safe and effective therapy. In this regard, we intend to work with our partners, Novartis and Genentech, in establishing market awareness for Xolair in asthma, allergic rhinitis and potential future indications targeted through the collaboration. Concurrently with this effort, we are pursuing the independent development of Hu-901 to demonstrate the efficacy of anti-IgE antibodies for indications our partners are not currently pursuantly.

  . Identifying Attractive Acquisition and In-licensing Candidates. In addition to our in-house development efforts, we will continue our efforts to identify opportunities to acquire or in-license products and technologies. We believe that we are well positioned to continue to attract in-licensing and acquisition candidates as a result of our demonstrated expertise in immunology and monoclonal antibodies. Our anti-CD40 and anti-CD4 programs are the result of in-licensing.

  . Forming Strategic Collaborations to Support Development and
    Commercialization of Our Products. We often deem it advantageous to partner with large pharmaceutical and biotechnology companies to obtain funding and marketing support for our development activities. These collaborations generally: enable us to develop a greater number of products than otherwise would be possible; lower the substantial financial investment that is required of us to develop our products; and provide us with domestic and international marketing and sales expertise for our partnered products once approved.

   Under future collaborations, we expect to retain strategically important development, manufacturing or marketing rights in order to optimize the value of our drug development opportunities.

Our Product Development Programs

   We have three products in clinical development and anticipate commencing clinical studies of two additional antibodies later this year or early next year. We also are evaluating several product candidates in preclinical and research studies. Our drugs target various elements or malfunctions of the immune system underlying the cause of the disease. We have designed drugs to deactivate or reduce the activity of the immune system for diseases caused by over-activation or inappropriate activation of immune responses, such as autoimmune and allergic diseases and acute inflammation. We also have designed drugs to activate the immune system for treatment of diseases where boosting immune protection is desirable, such as AIDS, infectious diseases and cancer. Our products have either resulted from our internal research and development activities or were in-licensed or acquired.

   The table below summarizes the development status for our principal product candidates.

                  Antibody
  Product        Description             Indication                Status             Partners
  -------        -----------             ----------                ------             --------
  Xolair          Anti-IgE             Allergic Asthma          Registration     Novartis/Genentech
                                  Seasonal AllergicRhinitis     Registration     Novartis/Genentech
                                 Perennial Allergic Rhinitis Phase III Completed Novartis/Genentech
Hu-901(/1/)       Anti-IgE          Severe Peanut Allergy         Phase II               --
 5D12(/2/)        Anti-CD40            Crohn's Disease           Phase I/II              --
                                  Other Autoimmune Diseases      Preclinical             --
    5A8           Anti-CD4                HIV/AIDS               Preclinical             --
  166-32       Anti-complement       Acute Inflammation          Preclinical             --
                  Factor D
  163-93     Anti-G-CSF Receptor    Chemotherapy-Induced          Research               --
                                         Neutropenia

--------
(1) Novartis and Genentech are disputing our rights to independently develop Hu-901, as discussed under "Item 3. Legal Proceedings."
(2) We have the right to develop and commercialize 5D12 in Europe and Japan only.

 Anti-IgE Development--Xolair

   Xolair is a humanized anti-IgE monoclonal antibody designed to prevent symptoms of allergic asthma and allergic rhinitis. In allergic diseases, the immune system responds to the antigen, or allergen in this case, by producing IgE. IgE binds to the surface of mast cells and basophils. These cells, which are found in tissue and also circulate in the blood, contain chemicals such as histamine and leukotrienes, which induce inflammation. The first time an allergy-prone person is exposed to an allergen, he or she makes large amounts of an IgE antibody specific to that allergen. These IgE molecules circulate in the blood stream and find their way to attach to the mast cells or basophils through specific IgE receptors on the cell surface. When a mast cell or basophil armed with allergen specific IgE on its surface again comes in contact with its specific allergen, the allergen will bind to the specific IgE molecule and cross link the underlying receptors on the cell surface. This process signals the mast cell or basophil to release its powerful chemicals, causing tissue inflammation and asthma and allergy symptoms, including wheezing, bronchospasm, sneezing, runny nose, watery eyes and itching. Xolair prevents IgE from binding to mast cells and basophils, thereby intercepting the allergic response.

   We are developing Xolair in collaboration with Novartis and Genentech. The product has successfully completed Phase III clinical trials in both allergic asthma and seasonal allergic rhinitis. We expect Xolair to be administered by subcutaneous injections once or twice per month.

 Market Opportunity

   Allergic reactions triggered by IgE include allergic asthma and allergic rhinitis.

   Asthma. Asthma makes breathing difficult and is potentially life threatening. According to a report by Decision Resources: Immune Disease, Asthma 1998, approximately 35.6 million people in the top seven global markets (France, Germany, Italy, Spain, the United Kingdom, Japan and the United States) suffer from asthma. Approximately two-thirds of these patients have allergic asthma. In the United States, there are 17 million asthmatics. 20% of those asthmatic patients with disease symptoms are not adequately controlled by current medication. Corticosteroids and beta-agonists, the mainstay of asthma therapy, are sometimes effective, yet each is associated with specific safety drawbacks. Particular side effects of corticosteroid treatment include growth retardation in children, osteoporosis and cataracts. Beta-agonists offer only short-term relief and do not control the underlying inflammation. Leukotriene modifiers, a new class of controller medications with the potential to reduce steroid requirements, appear to be modestly effective for some patients. However, these modifiers have been associated with drug interactions and adverse events including liver injury. Increasing use of beta-agonists indicates inadequate control of the underlying inflammation causing asthma.

   Allergic Rhinitis. Allergic rhinitis is a disease characterized by runny nose, sneezing, congestion, itchy eyes and similar symptoms, and includes hay fever. Allergic rhinitis afflicts at least 39.5 million people in the United States, most of whom have seasonal allergies and many of whom also suffer from allergic asthma. Doctors commonly treat the symptoms of allergic rhinitis with antihistamines, decongestants, nasal steroids and other drugs. They sometimes prescribe allergy shots, called hyposensitization therapy, for severely allergic persons, which can be effective if the treating health care professional knows the allergen to which the patient is reacting. However, it is difficult to identify which allergen causes the patient's allergy, and the frequent and lengthy treatment protocols, as well as the potential for serious adverse side effects, generally make hyposensitization undesirable.

 Development Status and Clinical Data

   Allergic Asthma. Three Phase III clinical trials in allergic asthma have been completed in adults (12-75 years) or children (6-12 years). The three randomized, placebo-controlled, multicenter clinical trials included: 525 patients in the U.S. adult/adolescent study; 534 patients in the European adult/adolescent study; and 334 patients in the U.S. pediatric study. Clinicians who participated in the Phase III clinical trials presented the results at the American Academy of Allergy Asthma & Immunology meetings in San Diego, California in March 2000 and in New Orleans, Louisiana in March 2001, and at the annual conference of the European Respiratory Society in Florence, Italy in August 2000.

   In both adult trials, patients who were experiencing asthma symptoms, despite taking inhaled corticosteroid therapy, were given either Xolair or placebo via subcutaneous injection every two or four weeks. The pediatric study was designed more as a steroid reduction and safety study, as only patients who were well controlled but required inhaled corticosteroids for control were enrolled. The pediatric study was otherwise similar to the adult studies.

   Patients were monitored for asthma exacerbations, which were defined as symptoms requiring a doubling of inhaled corticosteroids or initiation of oral or parenteral corticosteroids to maintain adequate asthma control.

These trials included a 28-week core treatment period divided into two phases, which were followed by a five-month treatment extension period, as follows:

  . a 16-week stable treatment period that monitored patients taking either
    Xolair or placebo in addition to ongoing treatment with inhaled corticosteroids and rescue beta-agonists;

  . a 12-week steroid reduction period (immediately following the stable treatment period), where the dosage of inhaled corticosteroids was gradually reduced, if tolerated, in both the Xolair and placebo groups; and

  . a treatment extension so that long term safety could be evaluated for a one-year period, blinded in the adult trials and open-label in the pediatric study .

   The statistical significance of clinical results is determined by a widely-used statistical method that establishes the par value, or p value, of the clinical results. The par value assigns a probability to the validity of the observed clinical outcome. A par value of less than 0.01 (p < 0.01) means that the chance the observed clinical results occurred by accident is less than 1 in 100, and the chance that the results are real or valid are greater than 99%. A p value of 0.05 or less is widely accepted as statistically significant.

   In patients receiving Xolair as compared to placebo, the reduction in steroid dosage, as assessed by both the median reduction and the percentage of patients able to completely withdraw from inhaled steroids by the end of the steroid reduction period, was greater in all three studies (p (less than or =)
0.001 for all comparisons). In the U.S. adult, the European adult, and the pediatric studies, median reductions in inhaled steroids were 75%, 83% and 100% for Xolair-treated patients and 50%, 50%, and 67% for placebo-treated patients, respectively. The proportions of patients able to achieve complete steroid withdrawal (100% reduction) were 40%, 43% and 55% for Xolair-treated patients and 19%, 20%, and 39% for placebo-treated patients, respectively. In the adult studies, more than twice as many Xolair-treated as placebo-treated patients were able to completely withdraw from corticosteroids.

   The mean number of exacerbations per patient was significantly less in Xolair- than in placebo-treated patients during both the Stabilization and steroid reduction phases in the adult trials (p (less than or =) 0.006 for all comparisons), and there was a strong trend in this direction in the pediatric trial (p = 0.09 for both phases). The mean number of exacerbations per patient for the U.S. adult, the European adult, and the pediatric studies were 0.28, 0.28, and 0.3 for Xolair-treated patients and 0.54, 0.66, and 0.4 for placebo treated patients, respectively, during the 16-week stabilization period. During the 12-week steroid reduction period, the respective numbers were 0.47, 0.36, and 0.53 for Xolair-treated patients and 0.82, 0.75, and 0.82 for placebo-treated patients. In the adult studies, Xolair-treated patients experienced approximately half the number of exacerbations as did the placebo-treated patients.

   Results of the two adult trials for patients with moderate-to-severe allergic asthma were pooled to measure the number of hospitalizations due to serious asthma exacerbations. Over the 28-week core trial period, only one Xolair-treated patient (0.2%) was hospitalized due to serious asthma exacerbations, as compared to eight placebo-treated patients (1.5%). Over the full year of treatment, two Xolair-treated patients (0.4%) were hospitalized as compared to 13 placebo patients (2.5%). The children with moderate-to-severe allergic asthma participating in the pediatric trial were monitored for hospitalizations during the 28-week core trial period. None of the Xolair-treated patients were hospitalized due to serious asthma exacerbations while five of the placebo-treated patients (4.6%) were hospitalized.

   Significant differences in favor of Xolair were also found in all three studies in other secondary efficacy measures such as quality of life and use of rescue medications.

   Control of symptoms and steroid reduction was also maintained during the five-month extension phase. In the adult U.S. study, at the end of one year of treatment, 31% of Xolair-treated patients vs. 11% of placebo patients were completely withdrawn from corticosteroids (p < 0.001), and the proportions of patients experiencing no exacerbations were 67% and 36%, respectively (p < 0.001).

   Xolair was well tolerated. The incidence of adverse events during the Phase III trials was similar in both the Xolair and placebo groups. Adverse events suspected as being drug related that occurred more frequently in Xolair patients than in placebo patients were fatigue (0.5% vs. 0.1%), rash (0.4% vs. 0%), and urticaria (0.4% vs. 0.1%). No anti-drug antibodies were detected, and there was no evidence of immune complex disease. Furthermore, there was no increase in the incidence of parasitic infections.

   Seasonal Allergic Rhinitis. A Phase III clinical trial of Xolair for seasonal allergic rhinitis was conducted in Scandinavia during the spring 1998 birch season. The randomized, placebo-controlled, multicenter clinical trial examined symptoms of rhinoconjunctivitis and rescue medication usage in 251 adult and adolescent patients with a history of birch pollen allergy. Patients were treated with 300 mg of Xolair or placebo via subcutaneous injection every three or four weeks and treatment lasted eight or nine weeks. Patients received rescue medications, such as antihistamines, when their symptoms were severe enough to require additional medication. This Phase III clinical trial confirmed the statistically significant results of an earlier pivotal Phase II trial in 536 patients conducted during the 1997 ragweed season in the United States.

   Results from the Phase III seasonal allergic rhinitis trial were reported in May 1999 and showed that:

  . Xolair decreased the severity of nasal and ocular allergy symptoms.
    Compared to placebo, Xolair treatment improved average daily nasal (p < 0.001) and ocular (p = 0.031) symptom severity scores. Patients treated with placebo experienced recurring sneezing, itchy nose and similar symptoms that increased over the pollen season and were greatest during highest pollen exposure. In contrast, the average patient treated with Xolair experienced only a very modest increase in nasal symptoms over the whole Xolair treatment period compared to symptoms reported before the pollen season began and before treatment began. 21% of patients treated with Xolair reported complete control of symptoms and an additional 59% reported symptom control was improved compared to previous seasons. In addition, six to seven patients who discontinued treatment because of unsatisfactory treatment effects were in the placebo group, even though there were twice as many patients receiving Xolair.

  . Xolair decreased use of rescue medication. Patients receiving Xolair used an average 0.5 antihistamine tablets per day versus 1.3 tablets per day in the placebo group (p < 0.001), and required rescue medication on half as many days (p < 0.001). Increased use of rescue medication by placebo group patients may have blunted the difference in symptom scores reported.

  . Xolair improved patients' quality of life. Xolair treatment delivered clinically meaningful and statistically significant improvement over placebo in total rhinitis quality of life score (p < 0.001) and in the specific categories of activity limitations, nasal symptoms, non-nose and non-eye symptoms and practical problems. Xolair treated patients also experienced improvements in sleep, eye symptoms and emotional state.

  . Xolair treatment was safe and well tolerated. In this and in the previous trials, no antibodies against Xolair were detected and no serum sickness, immune complex disease, severe allergic reactions or other allergy-related side effects were reported. Less than two percent of Xolair-treated patients experienced side effects of headache (1.8%) and upper respiratory infection (1.2%). Three subjects reported urticaria (skin itching and hives) following Xolair injections (0.5% of all Xolair injections). The incidence of adverse events was similar for the Xolair and placebo groups.

   In June 2000, Novartis and Genentech filed a BLA with the FDA for both allergic asthma and seasonal allergic rhinitis and also filed a submission for marketing approval with health authorities in the EU, Switzerland, Australia, and New Zealand. In August 2000, the FDA placed a partial clinical hold or clinical hold on certain ongoing and planned Xolair clinical trials due to observations in ongoing safety studies in monkeys. While testing Xolair and rhuMAb-E26, or E26 (a humanized anti-IgE monoclonal antibody with improved binding to IgE), in nonclinical toxicology studies, researchers observed cases of abnormally lowered platelet counts, or thrombocytopenia, in cynomolgus monkeys that received doses ranging from approximately 3 to 27 times higher than the maximum clinical dose. In the E26 study at the highest dose, two monkeys died from bleeding.

Genentech and Novartis discussed these issues with the FDA and agreed to: revise the trial protocols in ongoing and future clinical studies in terms of the intervals for monitoring patients for platelet levels and for stopping additional Xolair therapy if decreases in platelet count below a specified level are observed; and reduce the lower limit of acceptable platelet counts for patients to be included in the trials. The FDA removed the clinical holds and partial clinical hold in November 2000, and Genentech agreed to supply the FDA with complete information on the non-clinical studies of Xolair, as well as an update of the new platelet monitoring information from its ongoing clinical study. Genentech expects to provide the balance of the monitoring and other information to the FDA by the end of March 2001. The FDA has advised Genentech and Novartis that the FDA Advisory Committee for Pulmonary/Allergy Drugs will not be meeting in April 2001 as tentatively scheduled. Genentech continues to expect that Xolair will be approved and launched for these indications in the latter part of 2001.

   Perennial Allergic Rhinitis. A Phase IIIb clinical trial of Xolair for perennial allergic rhinitis (PAR) was recently completed in adults (12-75 years). The randomized, double-blinded, placebo-controlled, multicenter clinical trial included 289 patients with moderate to severe PAR. Clinicians who participated in the trial presented the results at the American Academy of Allergy Asthma & Immunology meeting in New Orleans, Louisiana in March 2001.

   After a two-week run-in period (baseline), patients were treated with Xolair (150-300 mg every four weeks or 225-375 mg every two weeks, depending on baseline serum total IgE and body weight) or placebo, administered subcutaneously for 16 weeks. Severity of nasal symptoms (sneezing, itchy nose, runny nose and stuffy nose), post nasal drip, ocular symptoms (itchy eyes, watery eyes and red eyes) and rescue medication requirement were significantly lower in the Xolair group compared with placebo. There were no drug-related serious adverse events, and the incidence of adverse events was lower in the Xolair group (77%) than in the placebo group (85%). Xolair was found to be effective and well tolerated in the treatment of perennial allergic rhinitis.

   E26. As indicated above, our collaboration partners have begun clinical studies on E26. Although it may be several years behind the development of Xolair, we believe the product may require lower doses to achieve the same clinical benefits as Xolair.

   Anti-IgE Development--Hu-901

   Hu-901 is a humanized anti-IgE monoclonal antibody that we are developing to prevent symptoms of peanut induced anaphylaxis, a severe, potentially life-threatening allergic reaction. Hu-901 binds IgE in a way similar to Xolair, and is designed to prevent allergic reactions. At the initiation of our collaboration with Novartis and Genentech in 1996, Novartis and we were developing Hu-901, and Genentech was developing Xolair. We agreed with our collaboration partners to select Xolair for joint development primarily because commercial-scale manufacturing capability existed for Xolair.

   In July 1999, we initiated our first independent clinical trial with Hu-
901. As discussed under "Item 3. Legal Proceedings," Novartis and Genentech are contesting our right to independently develop Hu-901. Regardless of the outcome, we believe that our development program will highlight the potential for additional indications for the use of anti-IgE antibodies and will encourage our partners to expand the development of anti-IgE more rapidly into additional indications. If we lose the litigation, we will terminate independent development of Hu-901.

   Market Opportunity. We believe anti-IgE antibodies, such as Hu-901, have potential applications beyond asthma and allergic rhinitis in treating other allergic reactions and diseases, including peanut and other food allergies. For example, patients with severe peanut allergy suffer gastrointestinal, skin and respiratory symptoms, and may also suffer potentially life-threatening anaphylaxis in response to unintended ingestion of peanuts. According to a recently published survey, peanut or tree nut (e.g., walnut, almond and cashew) allergy affects about 3 million people in the United States, 1.1% of the U.S. population. Current treatment is avoiding peanuts and peanut oil, which is used in preparing many food products. Complete avoidance requires constant vigilance and is difficult because prepared food labeling does not always identify peanut-derived ingredients. Accidental exposures can result in serious allergic reactions and sometimes death. Patients with severe peanut allergy take antihistamines for accidental exposure and epinephrine for severe anaphylactic reactions.

   Approximately six million children and adults in the United States suffer from food allergies. If Hu-901 effectively reduces sensitivity to peanuts, we may also investigate its use in other food allergies. There is no approved preventive therapeutic for food allergies.

   Another indication for possible treatment with our anti-IgE product is atopic dermatitis, or eczema, a disease resulting in itching, blisters, redness, swelling and scaling or hardness of the skin. Eczema correlates with higher IgE levels and is prevalent in asthma patients. Severe eczema causes much distress to patients and greatly impairs their quality of life. Eczema is usually treated with skin hydration and topical steroids, and sometimes with antihistamines. Some individuals resist conventional therapies or develop unacceptable side effects. Eczema is the most common skin condition in children under the age of eleven. The percentage of children diagnosed with eczema has increased in the United States from 3% in the 1960s to 10% in the 1990s.

   Development Status. We are currently conducting a randomized, placebo-controlled, multicenter Phase II trial with Hu-901 in patients with severe peanut allergy. We designed the trial to determine the extent to which Hu-901 treatment of patients with histories of severe reactions to peanut products decreases sensitivity to eating small amounts of a peanut preparation.

   Anti-CD40 Development--5D12

   5D12 is an anti-CD40 monoclonal antibody that we are developing for treatment of autoimmune diseases. 5D12 blocks the CD40 pathway. The CD40 pathway enables B cells to produce antibodies and regulates cellular immune responses, including activation of dendritic cells, macrophages and killer T cells. T and B cells sometimes recognize a part of the body as "non-self," triggering an immune response against the body that results in an autoimmune disease and associated tissue destruction. We believe that 5D12 is the only antibody in clinical development that binds to CD40 and inhibits cellular activation. We have exclusive rights to 5D12 in Europe and Japan under a license from Chiron.

   Preclinical studies have shown that interfering with the CD40 pathway may be beneficial in treating autoimmune diseases, including multiple sclerosis and lupus, and in preventing grafted organ rejection. 5D12 has potently inhibited activation of B cells and macrophages in tissue culture systems. 5D12 also was biologically active in preventing or delaying the appearance of clinical signs and symptoms in a primate model for multiple sclerosis.

   Market Opportunity. Based on our research and preclinical studies with 5D12, we believe the product could reduce production of antibodies and the activation of cellular immune responses that cause autoimmune diseases. Examples of such diseases include: Crohn's disease; rheumatoid arthritis; multiple sclerosis; lupus; and psoriasis.

   Development Status. We are conducting a 20 patient Phase I/II clinical study with 5D12 in Crohn's disease in Europe. The trial is a single dose, dose-escalating study designed to provide data regarding the safety of the product, its behavior, including half-life and clearance characteristics, and its biological activity using histological examination of biopsy tissue. We expect the results of this study to play an important role in determining clinical indications that we will pursue with 5D12.

   Anti-CD4 Development--5A8

   5A8 is a humanized anti-CD4 monoclonal antibody that is in preclinical development to treat human immunodeficiency virus, or HIV. The virus enters the host cell by binding to the CD4 receptors on these cells. In lab studies, our 5A8 antibody binds to the CD4 receptor on the cell surface and prevents viral entry into the cell, thereby blocking infection. 5A8 binds to a region of the CD4 molecule that is not involved with immune function. 5A8, therefore, does not suppress immune function in monkeys nor in human blood cells in the laboratory. Furthermore, the antibody does not deplete CD4 cells in animal studies and studies of human blood cells in vitro. We have exclusive worldwide rights to 5A8 through a license with Biogen.

   Market Opportunity. According to the World Health Organization, HIV infects approximately 1.4 million people in North America and Western Europe. A number of drugs targeting viral replication are being used, often in combination. About 30% of the patients treated with drug combinations, however, no longer respond since HIV has become drug resistant. In addition, many drug combinations produce a variety of undesirable toxic side effects.

   Development Status. 5A8 is now in preclinical development to determine its usefulness to treat HIV-infected patients. In preliminary preclinical testing, 5A8 has potently blocked infections in all twenty-five strains of primary HIV isolates tested in cell culture. In a primate model for HIV infection, 5A8 showed robust antiviral activity. Preclinical tests with our 5A8 antibody showed no reduction in CD4-positive cell numbers, no evidence that any function of the immune system was suppressed and no toxic effects. We expect to commence a Phase I clinical trial in HIV infected patients later this year.

   Anti-Factor D

   166-32 is a monoclonal antibody that binds to Factor D, a component of the complement system, and is in research to treat acute inflammation. The complement system is the body's first line of defense against infection. 166-32 binds to Factor D and inhibits complement activation.

   While the complement system generally functions to protect the body, complement system activation can become excessive and uncontrolled, resulting in inflammation and tissue damage. This can occur in cases of acute tissue injury or surgical procedures that reduce blood flow into a tissue.

   Market Opportunity. During heart surgery involving cardiopulmonary bypass
(CPB), the shunting of blood outside the body for circulation through mechanical devices has been shown to activate complement and result in tissue injury. According to the American Heart Association there were 607,000 CPB (cardiac revascularization) procedures performed in the United States during 1997. Tanox believes that 166-32 may also have potential application in ischemia/reperfusion injury (e.g. stroke, burns, MI and organ transplantation).

   Development Status. 166-32 is now in preclinical development to determine its usefulness in treating activation of complement in coronary artery bypass graft procedures. Research studies in laboratory animals for heart injury showed that low levels of 166-32 prevented heart damage, and that 166-32 inhibited complement activation in a model for CPB. We expect toxicity studies to be completed later this year, with a Phase I study to commence in late 2000 or early 2001.

 Other Product Candidates

   Anti-G-CSF Receptor Development. 163-93 is a monoclonal antibody that binds to the receptor for granulocyte colony stimulating factor (G-CSF) to treat a condition known as neutropenia, which often afflicts cancer patients who have undergone chemotherapy. Neutropenia is a deficiency of a type of granulocyte (a specialized white blood cell that contains granules filled with potent infection-fighting chemicals) called neutrophils. A significant reduction in these cells (neutropenia) results in a compromised immune system and susceptibility to infection. Granulocytes engulf and destroy bacteria and other microbial pathogens. G-CSF binds specific receptors on the surface of granulocytes and stimulates their proliferation and controls their activities. Recombinant G-CSF is sold by Amgen as NeupogenTM and has been used in cancer patients to help restore their immune protection.

   We are developing 163-93 to stimulate proliferation and activity of granulocytes just as does G-CSF. 163-93 activates the same intracellular signaling pathway as G-CSF and supports the production of granulocytes from human bone marrow as does G-CSF. In a preliminary study, injecting 163-93 into primates stimulated granulocyte production without affecting any other blood cells or causing any toxicity. We believe that 163-93 could provide an alternative to G-CSF for therapeutic use in cancer patients during chemotherapy, and may have the advantage of less frequent dosing.

   Additional Products in Research and Development. We have additional discovery research projects directed towards developing new products and technologies to treat immunological diseases and cancer.

Collaboration and Licensing Agreements

 Collaboration with Novartis and Genentech

   We are developing our lead product, Xolair, in collaboration with Novartis and Genentech. In 1990, we established a collaboration with Novartis to jointly develop anti-IgE antibodies to treat allergic diseases. In 1996, Genentech joined our collaboration with Novartis and we agreed to combine our respective anti-IgE development programs in a three-party collaboration. We and our collaboration partners selected Xolair as the lead product for development and commercialization.

   Currently, under the terms of the collaboration agreements:

  . Development. Novartis and Genentech are responsible for completing the development of and obtaining the regulatory approval for Xolair and the other anti-IgE products developed through the collaboration. Novartis and Genentech share all development costs relating to Xolair and other anti-IgE products that the collaboration may select for development in the United States and Europe. We and Novartis equally share development costs relating to China, Hong Kong, Korea, Singapore and Taiwan. Novartis is responsible for development costs in the rest of the world.

  . Manufacturing. Novartis and Genentech are responsible for manufacturing
    Xolair and other selected anti-IgE products worldwide, subject to our right to manufacture up to 50% of the worldwide requirements of those products.

  . Marketing. Novartis and Genentech share U.S. marketing rights, and Novartis has marketing rights in Europe (with Roche retaining the option, subject to certain conditions, to participate in Europe) to products developed through the collaboration. Novartis is responsible for marketing these products in the rest of the world, including China, Hong Kong, Korea, Singapore and Taiwan.

  . Payments. We may receive payments of up to $63.5 million based on completing development and marketing objectives for Xolair, $18.5 million of which we have already received. We may also receive payments of up to $14.0 million based on completing development objectives for E26, $1.0 million of which we have already received.

  . Royalties and Profit Sharing. We may receive royalties based on net sales of Xolair and other selected anti-IgE products in the United States and a share of Novartis' profits on these sales. We also may receive royalties on net sales of Xolair and other selected anti-IgE products in Europe and the rest of the world (except for China, Hong Kong, Korea, Singapore and Taiwan) and an equal share of Novartis' profits from sales of Xolair and other selected anti-IgE products in China, Hong Kong, Korea, Singapore and Taiwan.

    Our rights to the full amount of the payments, royalties and profits that we receive could be affected by the on-going legal proceedings with our former attorneys described under "Item 3. Legal Proceedings."

   The collaboration agreements provide that we may independently develop, without our collaboration partners, any anti-IgE product (other than products identified and synthesized by Genentech) that the partners are not developing through the collaboration. If we choose to independently develop a product, Novartis has a right of first refusal on the licensing of that anti-IgE product. As described under "Item 3. Legal Proceedings," we are currently involved in a dispute with our collaboration partners regarding our rights to independently develop Hu-901 and our right to use certain know-how and other information in our independent development efforts.

   Roche has an option to participate in commercializing Xolair and other anti-IgE products which the collaboration selects for development in Japan and Europe. Roche may exercise this option if specified events relating to commercializing the product occur. Roche has waived this option for Xolair in Japan. In addition, Roche has an option to assume Genentech's position in the collaboration if Genentech withdraws from the collaboration, as described below.

   Either Novartis or Genentech may withdraw from the collaboration on short notice. If either Novartis or Genentech withdraws, rights to Xolair and any other products developed by the collaboration (including by the withdrawing partner) revert to us and the remaining collaborator and, if Genentech is the withdrawing party, to Roche if Roche exercises the option described above. If the collaboration is dissolved in its entirety, we would continue to retain rights to develop anti-IgE antibodies under the terms of separate agreements with Novartis and Genentech.

   In addition to the collaboration agreements, we and Genentech entered into a cross-license agreement under which each party has an option to license the other party's patents relating to the development of anti-IgE antibodies for use in developing specific products. This option may be exercised at any time if either party chooses to independently develop a product as permitted under the collaboration agreements, if our collaboration with Novartis and Genentech terminates or if we and Genentech may mutually agree.

 Other Collaborations and License Agreements

   Chiron License. In 1995, our European subsidiary Tanox Pharma, B.V. entered into an agreement to license from Chiron exclusive research and development rights (except as to Chiron) to Chiron's murine monoclonal antibodies against CD40. Subject to Tanox Pharma's obligations to develop an anti-CD40 product and, under certain circumstances, pay maintenance fees, the agreement granted Tanox Pharma an option to obtain a commercial license to Chiron's anti-CD40 antibodies, patents and technology for Europe and Japan. Tanox Pharma exercised this option in March 2000. Chiron retains its commercial rights in the United States and the rest of the world. Additionally, Chiron has an option to obtain a commercial license for the United States and the rest of the world outside Europe and Japan to use anti-CD40 patents and technology that Tanox Pharma develops. Chiron has four awarded U.S. patents relating to such anti-CD40 antibodies and has patents pending in Europe, Japan and Canada.

   Upon registering a product in Japan, the United Kingdom, France or Germany, Tanox Pharma has agreed to pay Chiron a fee of $1.0 million and royalties based on Tanox Pharma's European and Japanese sales. Chiron has agreed to pay Tanox Pharma royalties based on Chiron's sales in the United States and the rest of the world. The license terminates on the later of the expiration of 10 years following the first commercial product sale or the expiration of the last to expire of licensed patents (currently, 2017, subject to extensions).

   Biogen. In 1998, we entered into an agreement to license from Biogen its anti-CD4 monoclonal antibody and intellectual property on an exclusive worldwide basis with limited sublicense rights. Biogen owns issued U.S., European and Australian patents and has pending applications in Canada and Japan. We paid Biogen a license fee and agreed to make additional development milestone payments and royalty payments to Biogen based on annual net sales revenue levels. Additionally, we agreed to make milestone payments to Biogen that increase as product development continues and if specified corporate development events occur. In addition to royalty payments, we may make up to an aggregate of $10.4 million in product development milestone payments under this agreement. The license terminates on a country-by-country basis on the later of the expiration of 12 years following the first commercial product sale or the expiration or invalidity of applicable patents. The licensed patents expire in Europe in 2011 and in the United States in 2016, subject to extensions.

   Biovation. We entered into an agreement in 1999 with Biovation Limited of Aberdeen, United Kingdom, to apply Biovation's proprietary deimmunization technology to certain of our monoclonal antibodies and protein products. Biovation also licensed the patents needed to develop and commercialize any deimmunized monoclonal antibodies it developed, and if the deimmunized monoclonal antibodies meet certain criteria, we will pay royalties to Biovation. Additionally, Tanox Pharma and Biovation have agreed to jointly develop their respective protein engineering technologies. We have paid Biovation $1.3 million in product development milestone payments under this agreement and are obligated to make royalty payments on future product sales. The license terminates on the earlier of 10 years from the first commercial product sale, a formal determination that any licensed patents are invalid or unenforceable or such patents have expired. Biovation has filed patent applications for the licensed technology; if patents issue under these applications, the last to expire will expire in 2019.

Patents and Proprietary Rights

   We pursue patent protection for our proprietary technology and products. We typically file U.S. patent applications, then international treaty applications, usually followed by filing foreign patent applications on our technology and products in those regions or countries where business considerations warrant filings. These countries include Japan, Canada, Australia, countries of the European Union, other European countries, and certain other Asian countries.

   We have five U.S. patents that cover and/or relate to the use of anti-IgE and other allergy/asthma products. We also hold patents in Europe, Canada, Japan, Singapore, Hong Kong and Australia covering such products. We have additional anti-IgE patents pending in the United States and internationally. Some of our patents are co-owned with Novartis. We also cross license Genentech's patents covering anti-IgE products. Our issued patents covering anti-IgE products expire between 2008 and 2014.

   We have filed U.S. and international patent applications relating to anti-Factor D antibodies and anti-G-CSF receptor antibodies. We anticipate filing corresponding national phase applications in selected jurisdictions at the appropriate time. We have a number of other U.S. and foreign patents covering certain other proprietary technology and products, with over fifty U.S. patents granted to date. We cannot assure you that one or more of the patents noted above would not be rescinded, held invalid, successfully opposed or revoked or narrowed or held unenforceable.

   Patenting biotechnology-related products and processes can involve uncertain and complex legal and factual questions and, to date, policies regarding the breadth of claims allowed in biotechnology patents are not necessarily consistent. Patents, if issued, may be challenged, invalidated, limited in their scope of coverage, circumvented or held unenforceable. Thus, any patents that we own or license from third parties may not provide any protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. Also, patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technology or different technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. Moreover, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

   Litigation may be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of these patents. We could incur substantial costs and divert technical and management personnel's time and attention if we must participate in litigation or if we must defend ourselves against patent suits against us. If the outcome of litigation is adverse to us, third parties may be able to use our patented invention without paying us. Moreover, we cannot assure you that our patents will not be infringed or successfully avoided through design innovation. Any of these events may materially and adversely affect our business.

   In addition, other companies, some of which may be our competitors, have filed applications for or have been issued patents, and may obtain additional patents and proprietary rights, relating to products or processes used in, necessary to, competitive with or otherwise related to our patents and products. These products and processes include, among other items, patents covering technology relating to the type of humanized monoclonal antibodies that we anticipate developing. Protein Design Labs, Inc. owns certain patents and patent applications relating to these humanized antibodies. We acquired the right to take non-exclusive licenses to these patents and patent applications for up to four of our products, excluding Xolair, for which we paid $2.5 million in license fees (in addition to $1.5 million that we paid Protein Design Labs under a previous agreement). In addition, we will pay approximately $4.0 million if we exercise our option to license all four antibodies, plus maintenance fees and continuing royalties. We do not know if licenses from Protein Design Labs will be available for our other antibody products. The Medical Research Council also owns patents relating to humanized antibodies, for which we hold a non-exclusive license. Our license permits us to humanize our murine monoclonal antibodies. In addition to our obligation to pay royalties on net sales of our products incorporating licensed technology, we paid a license fee of approximately $.05 million. Our Medical Research Council license also includes a sublicense to the Boss patent relating to antibody co-expression owned by Celltech, Ltd. Genentech has a pending application (the Cabilly Application) that is involved in an interference before the U.S. Patent & Trademark Office with the Celltech Boss patent.

   We may also develop products that are chimeric antibodies. Genentech owns a patent (the Cabilly Patent) relating to chimeric antibodies and instituted suit against us in 1994 claiming that we infringed this patent. We settled the lawsuit and, pursuant to the settlement, we acquired a non-exclusive license to the Cabilly Patent, the Cabilly Application and other Genentech patents (or patents to which Genentech has a license and is free to grant a sublicense) relating to our anti-IgE antibody products. We also have certain rights to acquire a non-exclusive license from Genentech for the Cabilly Patent, the Cabilly Application and certain other Genentech patents for products not exclusively or co-exclusively licensed by Genentech to a third party and for certain products that do not compete with those of Genentech or its affiliates. In addition, other parties also own patents covering chimeric and/or deimmunized antibodies and/or processes applicable to making these antibodies.

   In addition, we hold a non-exclusive license to certain patents and patent applications, including two U.S. patents owned by Immunex Corporation, relating to the G-CSF receptor. The patents and applications cover certain reagents that may be involved in making our anti-G-CSF receptor antibodies and other products we are developing, under which we must pay license execution and maintenance fees and milestone payments for developed product aggregating up to $2.2 million in addition to continuing royalties on net sales of the products.

   The scope, enforceability and validity of these patents, the extent to which we must obtain licenses under these patents or under other proprietary rights and the cost and availability of licenses are unknown, but these factors may limit our ability to market our products. Moreover, even if a license were available, the payments that would be required could render uneconomic our efforts to market certain of our products. If we elect to manufacture or market these products without either a license or a favorable result in litigation, damages could be assessed that could be materially adverse to us. Further, failure to obtain a license could result in an injunction prohibiting us from manufacturing or selling the affected lines of products.

   In addition to patents, we rely on trade secrets and proprietary know-how. We seek protection, in part, through confidentiality and proprietary information agreements. These agreements may not provide meaningful protection or adequate remedies for our technology if unauthorized use or disclosure of this information occurs. Furthermore, our trade secrets may otherwise become known to, or be independently developed by, our competitors.

   We require our employees, consultants, advisors, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements on commencing an employment, consulting or other contractual relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the relationship is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees and certain other parties, the agreements provide that all inventions conceived by the individual shall be our exclusive property. We cannot assure you, however, that these agreements will provide meaningful protection for our confidential information or trade secrets against or in the event of unauthorized use or disclosure of such information.

Government Regulation

   Producing and marketing our products and our research and development activities are subject to regulations relating to product safety and efficacy by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products.

   Before we may market a pharmaceutical product in the United States, the FDA requires us to complete the following steps:

  . preclinical laboratory and animal tests;

  . submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may commence;

  . adequate and well controlled human clinical trials conforming with good laboratory and clinical practices to establish the safety and efficacy of the product;

  . submission to the FDA of a New Drug Application, or NDA, with respect to drugs, and a BLA with respect to biological products; and

  . FDA approval of the NDA or BLA before any commercial sale or shipment of the product.

   In addition, the FDA requires the registration of each drug and approval of each manufacturing establishment. For our monoclonal antibody products we are subject to the simplified, interim procedure for well-characterized biologicals. Domestic manufacturing establishments are subject to FDA inspection and must comply with current good manufacturing practices, or cGMP, for pharmaceutical products. To supply products for use in the United States, foreign manufacturing establishments must comply with cGMP and are subject to periodic FDA or other regulatory authority inspection under reciprocal agreements with the FDA.

   Preclinical tests include laboratory evaluation and animal studies to assess the potential safety and efficacy of the product and its formulation. To comply with FDA regulations, laboratories must conduct these preclinical safety tests according to Good Laboratory Practices. The results of the preclinical tests are submitted to the FDA as part of an IND, and the FDA reviews the results before the commencement of human clinical trials.

   Human clinical trials involve the administration of the investigational compound to patients or other volunteers under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent institutional review board, or IRB, at the institution where the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

   Clinical trials are typically conducted in four sequential phases, which may overlap. In Phase I, the initial introduction of the product into human subjects, the product is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves studies in a limited patient population:

  . to determine the efficacy of the product for specific, targeted indications;

  . to determine dosage tolerance and optimal dosage; and

  . to identify possible adverse effects and safety risks.

   When a product is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken:

  . to continue to evaluate clinical efficacy; and

  . to test further for safety within an expanded patient population at geographically dispersed clinical study sites.

   In the case of agents for life-threatening diseases, the initial human testing is generally done in patients rather than in healthy volunteers. Since these patients already are afflicted with the target disease, it is possible that these studies may provide results traditionally obtained in Phase II trials, potentially expediting the approval process. These trials are frequently referred to as "Phase I/II" trials.

   We cannot assure you that we will successfully complete clinical testing of our products within any specified time period, if at all. Furthermore, the FDA or we may suspend clinical trials at any time if it is felt that the subjects or patients are being exposed to an unacceptable health risk. Phase IV studies are typically done post-FDA approval to address safety issues not addressed in the Phase I/II/III programs, for example, chronic use of the product.

   The results of the pharmaceutical development, preclinical studies and clinical studies are submitted to the FDA in the form of an NDA or BLA to approve marketing and commercial shipment of the product. The testing and approval process frequently requires substantial time and effort and we cannot assure you that any approval will be granted on a timely basis, if at all. The FDA may deny an NDA or BLA if applicable regulatory criteria are not satisfied, require additional testing or information or require post-marketing testing and surveillance to monitor the safety and efficacy of the product. Notwithstanding the submission of this data, the FDA may ultimately decide that the application does not satisfy its regulatory criteria for approval. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

   Among the conditions for NDA or BLA approval is that the prospective manufacturer's quality control and manufacturing procedures conform to cGMP. In complying with standards set forth in these regulations, manufacturers must continue to expend time, monies and effort in the area of production and quality control to ensure full compliance.

   In addition to FDA regulations, we are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and future federal, state or local regulations.

   For marketing outside the United States, we also are subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. Whether or not we obtain FDA approval, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before manufacturing or marketing the product in those countries. The approval process varies from country to country and the time required for these approvals may differ substantially from that required for FDA approval. We cannot assure you that clinical trials conducted in one country will be accepted by other countries or that approval in one country will result in approval in any other country. For clinical trials conducted outside the United States, the clinical stages are comparable to the phases of clinical development established by the FDA.

Competition

   The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Many companies, including major pharmaceutical and chemical companies, as well as specialized biotechnology companies, perform activities similar to ours. Many of these companies have substantially greater financial and other resources, larger intellectual property estates and larger research and development staffs than we do, and greater capabilities and experience in preclinical testing, human clinical trials, regulatory affairs, manufacturing and marketing. We chose to enter into the collaboration agreements with Novartis and Genentech, in part, to secure the benefit of their experience in these areas, as well as the contribution of their greater financial resources. In addition, colleges, universities, governmental agencies and other public and private research organizations conduct research and may market commercial products on their own or through joint ventures. These institutions are becoming more active in seeking patent protection and licensing arrangements to collect royalties for using technology that they have developed. We compete with these institutions in recruiting and retaining highly qualified scientific personnel.

   The diseases that we have targeted, including asthma/allergy, autoimmune, inflammation, and other related diseases, are intensely competitive areas targeted by both pharmaceutical companies and other biotechnology companies, including our collaborators, Novartis and Genentech. All of these companies may have competitive products on the market, may be testing their products in clinical trials or may be focusing on product approaches that could prove to be superior to our approaches. For instance, we are aware that some of these companies, which may be our competitors, have filed applications for or have been issued patents and may obtain additional patent and proprietary rights relating to products or processes used in, necessary to, competitive with or otherwise related to, our products or processes. These patents include, among other items, patents relating to humanized monoclonal antibodies.

   Our competition will be determined in part by the potential indications for which our antibodies are developed and ultimately approved by regulatory authorities. For some of our potential products, an important factor in competition may be the timing of market introduction of our products or competitive products. Accordingly, we expect the relative speed with which we develop our products, complete the necessary approval processes and are able to generate and market commercial quantities of the products to be important competitive factors. We expect that competition among products approved for sale will also be based, among other factors, on product efficacy and safety, timing and scope of regulatory approval, product availability, advantages over alternative treatment methods, price and cost-effectiveness, development, distribution and marketing capabilities, third-party reimbursement and patent position.

   We are aware that several companies, including Novartis, have existing products that will compete with Xolair, if it is approved for sale, including corticosteriods, beta-agonists, antihistamines, leukotriene inhibitors and allergen immunotherapy. In addition, several companies have products in development that may compete with Xolair. These companies include, but are not limited to, IDEC (Anti-CD23), Immunex (sIL-4R), CellTech/Schering-Plough (Anti-IL5), Merck/Biogen (VLA-4 inhibitors) and Protein Design Labs (Anti-
IL4).

   Our competitive position also depends upon our ability to:

     .attract and retain qualified personnel;

     .obtain patent protection or otherwise develop proprietary products or processes;

     .discover new therapeutic products that successfully treat human diseases;

     .secure sufficient capital resources to complete product development and regulatory processes;

     .build or obtain manufacturing facilities; and

     .build or obtain a sales organization.

Manufacturing

   We have a small-scale production and purification facility in which we have produced our products in compliance with cGMP standards for use in Phase I and/or Phase II clinical trials. With funding from Novartis, we constructed a pilot manufacturing facility that we may use for larger-scale process development and cGMP production of animal cell culture derived products. The facility includes a 1500L bioreactor and occupies approximately 14,000 square feet of space now under lease to us in Houston, Texas. The new manufacturing facility is not yet operational; however, we have substantially completed the required cGMP validation. While the facility is not operational, we are not obligated to repay our $10.0 million loan from Novartis, and Novartis has agreed to forgive our accrued interest obligations under the loan. If the facility becomes operational, we will make interest and principal payments on the loan in amounts equal to 75% of net cash flow from the plant. The facility is available to both us and other companies for production of monoclonal antibodies and other biologic products for large-scale clinical trials and initial market launch.

   Under our agreements with Novartis and Genentech, Novartis and Genentech must manufacture Xolair and any other anti-IgE products selected by us and our collaboration partners for development, although we have retained the right to manufacture and supply up to 50% of the worldwide requirements for Xolair and the other selected products. Genentech will supply the initial quantities of Xolair for product launch. Novartis has announced that it intends to supply Xolair from a facility now under construction that has a capacity of more than one ton of active substance per year.

   Our current facility will not be adequate for commercial scale manufacturing requirements if we successfully develop our products. If we decide to establish a full-scale manufacturing facility, we will require substantial additional funds and must hire and train significant numbers of employees and comply with the extensive FDA regulations applicable to that facility.

Research and Development

   Company-sponsored research and development expenses were $11.9 million, $17.2 million and $18.3 million in 1998, 1999 and 2000, respectively. We expect that research and development expenses will continue to increase as we seek to identify new product opportunities and expand development of our current and future product pipeline.

Marketing and Sales

   Novartis and Genentech will market Xolair and the other products selected for development by the collaboration. Novartis and Genentech share U.S. marketing rights, and Novartis has marketing rights in Europe (with Roche retaining the option to participate in Europe). Novartis can market these products in the rest of the world, including China, Hong Kong, Korea, Singapore and Taiwan, where we will share costs and profits with Novartis.

   To effectively serve the worldwide markets, we intend to continue to collaborate with major pharmaceutical companies or prominent pharmaceutical sales and distribution organizations that can successfully market our products on a worldwide basis or within specific geographic territories. As we pursue strategic collaborations, we intend to reserve marketing rights for our products, to the extent commercially reasonable, including rights in the United States and selected Asian countries. We will focus initially on markets for which our products have a clear advantage over other therapies or which we may target using a relatively small sales force. We currently do not have an internal sales and marketing capability. If we elect to retain marketing rights, we will have to build a sales and marketing infrastructure.

Employees

   Including the employees of our subsidiaries, at December 31, 2000, we had 95 full-time employees, 72 of whom are based in the United States, 16 of whom are based in The Netherlands and seven of whom are based in Taiwan. 69 of our employees are involved in research and product development activities. 36 employees hold Ph.D., M.D. or Sc.D. degrees, and 26 employees hold other advanced degrees. We consider our relations with employees to be good, and none of our employees is covered by a collective bargaining agreement. We enter into confidentiality agreements with all of our employees and consultants. We do not currently maintain key employee life insurance on any of our personnel.

Corporate History

   We were incorporated in Delaware in 2000 as the successor to a corporation formed in 1986 under the laws of the State of Texas.

Forward-Looking Statements

   Some of the information in this Annual Report on Form 10-K contains forward-looking statements. We typically identify forward-looking statements by using terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or similar words, although we express some forward-looking statements differently. You should be aware that actual events could differ materially from those suggested in the forward-looking statements due to a number of factors, including:

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

   Factors that could cause our actual results to differ from those set forth in the forward-looking statements include those set forth below, as well as those discussed elsewhere in this Form 10-K.

Factors That May Affect Our Future Results

 Regulatory Risks

   If We Do Not Receive Regulatory Approvals for Xolair, We Would Be Significantly Harmed and Our Stock Price Would Drop Sharply.

   Xolair is our lead product candidate, and our success will depend, to a great degree, on the success of Xolair. To successfully commercialize Xolair, our collaborators, Novartis and Genentech, must be able to obtain regulatory approvals for Xolair.

   Neither the FDA nor any European regulatory agency has approved Xolair. In June 2000, Novartis and Genentech filed a BLA with the FDA for both seasonal allergic rhinitis and allergic asthma and also filed a submission for marketing approval with health authorities in the EU, Switzerland, Australia, and New Zealand. The FDA placed a partial clinical hold or clinical hold on certain ongoing and planned Xolair clinical trials in August 2000, based on observations in ongoing safety studies in monkeys. These observations included cases of abnormally lowered platelet counts, or thrombocytopenia, in cynomolgus monkeys that received doses of Xolair ranging from approximately 3 to 27 times higher than the maximum clinical dose. In the E26 study at the highest dose, two monkeys died from bleeding. Following Genentech's agreement to revise the trial protocols in ongoing and future clinical studies in terms of the intervals for monitoring patients for platelet levels and for stopping additional Xolair therapy if decreases in platelet count below a specified level are observed, as well as to reduce the lower limit of acceptable platelet counts for patients to be included in the trials, the FDA removed the clinical holds and partial clinical hold. Genentech agreed to supply the FDA with all available information on the non-clinical studies of Xolair, as well as an update of the new platelet monitoring information from its ongoing clinical study, by the end of March 2001. The FDA has advised Genentech and Novartis that the FDA Advisory Committee for Pulmonary/Allergy Drugs will not be meeting in April 2001 as tentatively scheduled.

   We cannot assure you that Xolair will be approved by the FDA or other regulatory authorities in a timely manner or at all. If our collaborators fail to successfully obtain regulatory approvals for Xolair, our business, financial condition and results of operations will be materially harmed. Moreover, a setback of this nature would cause a sharp drop in our stock price, which could hamper our ability to raise additional funds through secondary offerings or to enter into corporate transactions. Failure of our Xolair program could also reflect adversely on our Hu-901 program, which is also based on anti-IgE technology.

   If We Do Not Receive and Maintain Regulatory Approvals, We Will Not Be Able to Market Our Products.

   Neither the FDA, nor any regulatory authority, has approved any of our products. We must receive FDA approval to manufacture and market our products in the United States. Other countries have similar requirements.

   The process that pharmaceutical products must undergo to receive this approval is extensive, and includes preclinical testing and clinical trials to demonstrate safety and efficacy and a review of the manufacturing process to ensure compliance with good manufacturing practices. This process can last many years, be very costly and still be unsuccessful. The FDA can delay, limit or not grant approval for many reasons, including:

  . a product candidate may not be safe or effective;

  . FDA officials may interpret data from preclinical testing and clinical trials in different ways than we interpret it;

  . the FDA might not approve our manufacturing processes or facilities or the processes or facilities of our collaboration partners;

  . the FDA may change its approval policies or adopt new regulations; and

  . the FDA may approve a product candidate for fewer than all the indications requested.

   The process of obtaining approvals in foreign countries is subject to delay and failure for the same reasons. Any delay in or failure to receive approval for any of our products could materially harm our business, financial condition and results of operations.

   Our products other than Xolair require significant additional laboratory development and/or clinical trials prior to commercialization. We may not successfully develop products in research and development and our products may not meet applicable regulatory standards or obtain required regulatory approvals.

   We have limited experience in conducting and managing clinical trials. We rely on third parties, including our collaborative partners and contract research organizations, to assist us in managing and monitoring clinical trials. Our reliance on third parties may result in delays in completing, or failing to complete, clinical trials if they fail to perform under our agreements with them.

   Approval of a product candidate could also depend on post-marketing studies. In addition, any marketed product and its manufacturer continue to be subject to strict regulation after approval. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market. Delays in receiving or failing to receive regulatory approvals, or losing previously received approvals, would delay or prevent product commercialization, which would adversely affect our business, financial condition and results of operations.

   Our Preclinical and Clinical Testing Results Are Uncertain. If Trial Results Are Negative, We May Be Forced to Stop Developing Products Important to Our Future.

   We must demonstrate through preclinical studies and clinical trials that our products are safe and effective for use in each target indication before we can obtain regulatory approvals to sell our products commercially. These studies and trials may be very costly and time consuming. The results of preclinical studies and initial clinical trials of our products do not necessarily predict the results from later-stage clinical trials. Drugs in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. We cannot assure you that the data collected from clinical trials of our products will be sufficient to support FDA or other regulatory approval.

   The speed with which we are able to enroll patients in clinical trials is an important factor in determining how quickly we may complete clinical trials. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites and the eligibility criteria for the study. We may target our clinical trial protocols at indications that have small patient populations, which may make it difficult for us to enroll enough patients to complete the trials. Delays in patient enrollment in the trials may result in increased costs, program delays, or both, which could slow down our product development and approval process, and could materially harm our business.

   Administering any product we develop to humans may produce undesirable side effects. These side effects could interrupt or delay clinical trials of products and could result in the FDA or other regulatory authorities denying approval of our products for any or all targeted indications. The FDA, other regulatory authorities or we may suspend or terminate clinical trials at any time. Even if we receive FDA and other regulatory approvals, our products may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those products from the market.

   We Are Subject to the Uncertainty Related to Reimbursement Policies and Healthcare Reform Measures.

   In recent years, there have been numerous proposals to change the healthcare system in the United States. Some of these proposals have included measures that would limit or eliminate payments for medical procedures and treatments or subject pharmaceutical product pricing to government control. In addition, as a result of the trend towards managed healthcare in the United States, as well as legislative proposals to reduce government insurance programs, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drug products. Consequently, significant uncertainty exists as to the reimbursement status of newly-approved healthcare products. If we or any of our collaborators succeed in bringing one or more of our products to market, we cannot assure you that third-party payors will establish and maintain price levels sufficient for us to realize an appropriate return on our investment in product development. Significant changes in the healthcare system in the United States or elsewhere, including changes resulting from adverse trends in third-party reimbursement programs, could materially reduce our profitability. Such changes could also significantly harm our ability to raise the capital we would need to continue our operations. Furthermore, if these proposals affect our collaborators, the proposals may harm our ability to commercialize the products we develop jointly with them.

 Risks Relating to our Industry, Business and Strategy

   We May Experience Difficulties in Managing Growth, Which Could Materially Harm Our Business, Financial Condition and Results of Operations.

   If our product development efforts and the product development efforts of our collaborators succeed, our growth could strain our operations, product development and other managerial and operating resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, including management. In the future, our financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

  . manage our research and development efforts effectively;

  . expand the capacity, scalability and performance of our product development infrastructure;

  . develop our administrative, accounting and management information systems and controls;

  . improve coordination among our research, clinical development, accounting, finance, marketing and operations personnel; and

  . hire and train additional qualified personnel.

   Our failure to accomplish any of these tasks could materially harm our business, financial condition and results of operations.

   We Face Intense Competition and Rapid Technological Change That Could Result in Products That Are Superior to the Products We Are Developing.

   The biotechnology and pharmaceutical industries are subject to rapid and significant technological change. We have numerous competitors in the United States and abroad, including, among others, major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. These competitors may develop technologies and products that are more effective or less costly than any of our current or future products and that could render our technologies and products obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, production and marketing capabilities than we do. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of new or improved pharmaceutical products and obtaining FDA and other regulatory approvals of products for use in health care. If we succeed in achieving significant commercial sales of our products, we also will be competing in manufacturing efficiency and marketing capability, areas in which we have limited or no experience. Furthermore, our competitors may obtain FDA approval for products sooner and be more successful in manufacturing and marketing their products than are we or our collaborators.

   Products currently exist in the market that will compete directly with the products that we seek to develop. Any product candidate that we develop and that obtains regulatory approval must then compete for market acceptance and market share. Our product candidates may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Significant factors in determining whether we will be able to compete successfully include:

  . efficacy and safety of our products;

  . timing and scope of regulatory approval;

  . product availability;

  . potential advantages over alternative treatment methods;

  . development, marketing, distribution and manufacturing capabilities and support of our collaborators;

  . reimbursement coverage from insurance companies and others;

  . price and cost-effectiveness of our products; and

  . patent protection.

   If our products are not competitive based on these or other factors, our business, financial condition and results of operations will be materially harmed.

   Failure By Our Future Collaboration Partners to Develop, Manufacture, Market or Distribute Our Other Products May Delay or Significantly Impair Our Ability to Generate Revenues or Otherwise Materially Harm Our Profitability.

   We will rely on future collaboration partners to develop, manufacture, commercialize, market and distribute our other products. Many of our competitors are similarly seeking to develop or expand their collaboration and license arrangements with pharmaceutical companies. The success of these efforts by our competitors could have an adverse impact on our ability to form future collaboration arrangements. We cannot assure you that we will be able to negotiate acceptable collaboration agreements in the future or that efforts under any collaboration agreements will succeed. To the extent that we choose not to or are unable to enter into future collaboration agreements, we would experience increased capital requirements to undertake research, development and marketing at our own expense. In addition, we may encounter significant delays in introducing our product candidates or find that the absence of these collaboration agreements adversely affects our ability to develop, manufacture or sell our product candidates.

   Our reliance on collaboration partners poses the following additional risks:

  . disputes with our partners may arise, delaying or terminating our product candidates' research, development or commercialization or resulting in significant litigation or arbitration;

  . contracts with our partners may fail to provide significant protection or may become unenforceable if one of these partners fails to perform;

  . our partners may not commit enough capital or other resources to successfully develop our products;

  . our partners may not continue to develop and commercialize products resulting from our collaborations; and

  . our partners with marketing and distribution rights to one or more of our products may not commit enough resources to marketing and distributing our products.

   If any of these risks occur, our product development and productivity may suffer, and our business, financial condition and results of operations would be materially harmed.

   We Are Involved in Litigation and Arbitration Proceedings With Novartis and Genentech That May Be Very Costly to Us and Could Cause Us to Lose Our Rights to Independently Develop Products.

   We are a party to arbitrations and a related federal district court lawsuit with our collaboration partners Novartis and Genentech, relating to our rights to develop Hu-901 and other anti-IgE antibodies independently of our collaboration with Novartis and Genentech. Novartis and Genentech are disputing our right to pursue development of Hu-901 independently and are claiming that we are using their unspecified confidential and proprietary information that we have no right to use.

   If we do not succeed in these proceedings, we could incur substantial damages that would harm our financial position and we could lose our rights to independently develop certain products, including Hu-901. Even if we succeed, we may not be able to secure any recovery or develop anti-IgE products independently of the collaboration. In either case, we expect these proceedings to consume substantial amounts of our financial and managerial resources. Further, because of the substantial amount of discovery required in connection with this type of litigation, there is a risk that disclosure might compromise some of our confidential information.

   We are Involved in Legal Proceedings With Our Former Attorneys That May Be Very Costly to Us.

   We have been involved in an arbitration regarding a fee dispute with our former attorneys who represented us in our 1993 lawsuit against Genentech and
F. Hoffman-La Roche, Ltd. and its affiliates, and a 1994 lawsuit filed against us by Genentech. The arbitration panel issued an award which entitled those attorneys to receive approximately $3.5 million, including interest, payments ranging from 33 1/3% to 40% of any future milestone payments received by us from Genentech following product approval and 10% of the royalties that we receive on sales of anti-IgE products. We sought a court order vacating the arbitration award. However, a judgment was entered confirming the award. We are appealing that decision in the Court of Appeals and intend to pursue all available remedies.

   We may not be successful in this proceeding. If this proceeding continues to result in decisions unfavorable to us, we could lose substantial value from our collaboration with Novartis and Genentech, which could negatively affect our stock price and harm our business, financial condition and results of operations. Whether or not we are successful in this proceeding, we expect it to consume substantial amounts of our financial and managerial resources.

   Failure to Attract and Retain Key Personnel and Principal Members of Our Scientific and Management Staff Could Materially Harm Our Business, Financial Condition and Results of Operations.

   Our success depends greatly on our ability to attract and retain qualified scientific and technical personnel, as well as to retain the services of our existing technical management staff. To expand our research and development programs and pursue our product development plans, we will be required to hire additional qualified scientific and technical personnel, as well as personnel with expertise in clinical testing. There is intense competition for qualified staff, and we cannot assure you that we will be able to attract and retain the necessary qualified staff to develop our business. The failure to attract and retain key scientific and technical personnel and management staff or the loss of any of our current management team could materially harm our business and financial condition.

   We Are Exposed to Product Liability Claims, and It is Uncertain That We Can Obtain Insurance Against These Claims at a Reasonable Rate in the Future.

   Our business exposes us to potential product liability risks, which are inherent in testing, manufacturing, marketing and selling pharmaceutical products. We may be held liable if any product we develop, or any product that uses or incorporates any of our technologies, causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. We cannot assure you that we will be able to avoid product liability exposure. Product liability insurance for the biopharmaceutical industry is generally expensive, if available at all. We have obtained product liability insurance coverage in the amount of $5.0 million per occurrence, subject to a $5.0 million aggregate limitation. However, we cannot assure you that our present insurance coverage is now or will continue to be adequate. In addition, some of our license and collaboration agreements require us to obtain product liability insurance. Future license and collaboration agreements may also include such a requirement. We cannot assure you that we can obtain adequate insurance coverage at a reasonable cost in the future. Our inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit us or our collaborators from commercializing our products. If we are sued for any injury caused by our products, our liability could exceed our total assets.

   We Deal With Hazardous Materials and Must Comply With Environmental Laws and Regulations, Which Can Be Expensive and Restrict How We Do Business.

   Our research and development work and manufacturing processes involve the controlled use of hazardous materials, including chemical, radioactive and biological materials. Our operations also produce hazardous waste products. We are subject to federal, state and local laws and regulations governing how we use, manufacture, store, handle and dispose of these materials. Although we believe that we comply in all material respects with applicable environmental laws and regulations, we cannot assure you that we will not incur significant costs to comply with environmental laws and regulations in the future. In addition, current or future environmental laws and regulations may impair our research, development or production efforts.

   We Could be Liable for Damages, Penalties or Other Forms of Censure If We Are Involved in a Hazardous Waste Spill or Other Accident.

   Despite precautionary procedures that we implement for handling and disposing of hazardous materials, we cannot eliminate the risk of accidental contamination or discharge or any resultant injury from these materials. If a hazardous waste spill or other accident occurs, we could be liable for damages, penalties or other forms of censure. In addition, we may be sued for injury or contamination that results from our use or the use by third parties of these materials, and our liability could exceed our total assets.

 Risks Associated with Manufacturing and Marketing

   Failure to Receive Market Acceptance for and Successfully Commercialize Xolair Would Have a Significant Adverse Effect on Us.

   Even if the FDA approves Xolair, we cannot be certain that physicians, patients, insurers or other third-party payors will accept Xolair as a treatment for its approved indications in the United States or in any foreign markets. A number of factors may affect the rate and level of Xolair's market acceptance including:

  . regulatory developments related to manufacturing or using Xolair;

  . Xolair's price relative to other products or competing treatments;

  . the effectiveness of Novartis' and Genentech's sales and marketing efforts;

  . the perception by physicians and other members of the healthcare community of Xolair's safety, efficacy and benefits compared to those of competing products or therapies;

  . the willingness of physicians to adopt a new allergy treatment regimen;

  . the availability of third-party reimbursement; and

  . unfavorable publicity concerning Xolair or comparable products or therapies.

   If Xolair is not accepted as a safe and effective drug and we are unable to successfully commercialize it, our business, financial condition and results of operations will be materially harmed.

   We Have Limited Experience and Capability in Manufacturing and May Encounter Manufacturing Problems or Delays That Could Result in Lost Revenue.

   To commercialize our products successfully, we and our collaboration partners must manufacture our products in commercial quantities in compliance with regulatory requirements and at an acceptable cost. If the manufacturing facilities used to produce our products cannot pass a pre-approval or periodic plant inspection, the FDA may not approve our products or it may delay or bar their sale. Although we expect Novartis and Genentech to manufacture Xolair and other anti-IgE products that our collaboration develops, if the FDA and other regulatory authorities approve these products, we have reserved the right to manufacture up to 50% of the worldwide requirements for these products. While we have successfully produced our products for Phase I and Phase II clinical trials, we have no experience in manufacturing commercial quantities of antibodies and currently have limited manufacturing capacity. In order to obtain regulatory approvals and to create capacity to produce our products in sufficient quantities for commercial sale at an acceptable cost, we will have to develop or acquire additional technology for large scale manufacturing and build or otherwise obtain access to adequate facilities, which will require substantial additional funds. We will also be required to demonstrate to the FDA and corresponding foreign authorities our ability to manufacture our products using controlled, reproducible processes. We cannot assure you that we can develop the necessary manufacturing technology or that we will be able to fund or build an adequate commercial manufacturing facility necessary to obtain regulatory approvals and to produce adequate commercial supplies of our potential products on a timely basis. We cannot assure you that we, operating alone or with the assistance of others, will be able to successfully make the transition to commercial production. In addition, as more of our products move into the clinic, we cannot assure you that we will be able to continue to produce sufficient quantities of our product to timely supply our clinical requirements. Any failure to produce these clinical requirements, either as a result of our limited manufacturing capacity or otherwise, can delay the commencement of, or ability to continue our ongoing, clinical trials.

   We Lack Sales and Marketing Experience, Which Makes Us Depend on Third Parties for Their Expertise in this Area.

   If we receive the required regulatory approvals, we expect to market and sell our products principally through distribution, co-marketing, co-promotion or licensing arrangements with third parties. Under our current collaboration agreement, Novartis and Genentech have exclusive marketing rights to Xolair and other selected anti-IgE products. However, commercialization rights may revert back to us if either we or our collaborators terminate our relationship. We currently have no sales, marketing or distribution capabilities. Any revenues we receive from our Xolair collaboration will depend primarily on the efforts of our collaboration partners. We intend to retain marketing rights in the United States and selected Asian countries for products that we can develop and sell effectively with a small, targeted sales force. If we elect to market products directly, we would require significant additional expenditures and management resources to develop an internal sales force. We cannot assure you that we would be able to establish a successful sales force should we choose to do so.

 Risks Related to Financial Results and Need for Financing

   We Have a History of Net Losses; We Expect to Continue to Incur Net Losses and We May Never Achieve or Maintain Profitability.

   We have incurred net losses since our inception. As of December 31, 2000, we had an accumulated deficit of approximately $31.5 million, including a net loss of approximately $1.0 million for the year ended December 31, 2000. Our losses have primarily been the result of costs incurred in our research and development programs and from our general and administrative costs.

   We have not earned any revenues from commercial sales of any of our therapeutic products, and such sales may not commence until 2002, if at all. We have funded our operations principally from licensing fees and milestone payments under our current or former collaborations, as well as with proceeds from private placements and an initial public offering of our common stock. As we increase our research and development, manufacturing, clinical trial and administrative activities, we expect to continue to incur substantial operating losses until such time, if ever, that we are able to generate sufficient revenue from milestone payments and royalties on Xolair to cover our expenses.

   Our ability to achieve and maintain long term profitability depends to a significant extent on obtaining regulatory approval for and successfully commercializing Xolair, and also on successfully completing preclinical and clinical trials, obtaining required regulatory approvals and successfully developing, manufacturing and marketing our other current and future product candidates. We cannot assure you that we will be able to achieve any of the foregoing or that we will be profitable even if we successfully commercialize our products.

   Failure by Novartis or Genentech to Develop, Obtain Regulatory Approval for, Manufacture, Market or Distribute Xolair or Other Anti-IgE Products May Delay or Significantly Impair Our Ability to Generate Revenues.

   Under the terms of our collaboration agreements, Novartis and Genentech are responsible for developing, obtaining regulatory approval for, manufacturing, marketing and distributing Xolair and other anti-IgE products that the collaboration may select for development. We expect for the extended future that Novartis and Genentech will manufacture, market and distribute Xolair and other selected anti-IgE products, if the FDA approves any of these products. We also rely on Novartis and Genentech for significant financial and technical contributions to develop products covered by our collaboration agreements. Our ability to profit from these products depends on Novartis' and Genentech's performance under their agreements with us. We cannot control the amount and timing of resources Novartis and Genentech will devote to any of our products. If Novartis or Genentech experiences manufacturing or distribution difficulties, does not actively market Xolair or other selected anti-IgE products or does not otherwise perform under our collaboration agreements, our potential for revenue from those products will be dramatically reduced. Novartis and Genentech may terminate our collaboration agreements on short notice. If Novartis or Genentech terminates our collaboration, we would experience increased capital requirements to undertake development and marketing at our expense, and we cannot assure you that we would be able to develop Xolair or our other anti-IgE products on our own.

   We May Need Additional Financing, But Our Access to Capital Funding is Uncertain.

   Our current and anticipated development projects require substantial additional capital. While we expect that our cash on hand, together with our revenue from operations, will sufficiently fund our operations for the next four to five years, our future capital needs will depend on many factors, including successfully commercializing Xolair, receiving milestone payments from our collaboration partners, and making progress in our research and development activities. Our success may also depend on the magnitude and scope of these activities, the progress and level of unreimbursed costs associated with preclinical studies and clinical trials, the costs associated with acquisitions, the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, the establishment of additional collaboration and licensing arrangements, and the cost of manufacturing scale-up and development of marketing activities, if undertaken by us. We do not have committed external sources of funding and we cannot assure you that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

  . delay, reduce the scope of or eliminate one or more of our development programs;

  . obtain funds through arrangements with collaboration partners or others that may require us to relinquish rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves; or

  . license rights to technologies, product candidates or products on terms that are less favorable to us than might otherwise be available.

   If we raise additional funds by issuing additional stock, further dilution to our stockholders may result, and new investors could have rights superior to existing stockholders. If funding is insufficient at any time in the future, we may be unable to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures.

 Risks Relating to Intellectual Property

   We Depend on Our Patents And Proprietary Rights. The Validity,
   Enforceability and Commercial Value of These Rights Are Highly Uncertain.

   Our success depends in part on obtaining, maintaining and enforcing patents, licensing the rights to patents and patent applications owned by others, maintaining trade secrets and operating without infringing on the proprietary rights of third parties. While we file and prosecute patent applications to protect our inventions, our pending patent applications may not result in the issuance of valid patents and our issued patents may not provide competitive advantages. Also, our patent protection may not prevent others from developing competitive products using related technology. We cannot assure you that pending patent applications licensed to us will result in patents being issued or that, if issued, the patents will give us an advantage over competitors with similar technology.

   We own and have licenses to certain issued patents. The patents we own that are most material to our business are five U.S. patents and six foreign patents relating to anti-IgE antibodies. However, the patent position of biotechnology and pharmaceutical firms is highly uncertain and involves many complex legal and technical issues. There is no clear policy involving the breadth of claims allowed or the degree of protection afforded under such patents. Issued patents can be challenged in litigation in the courts and in proceedings in the patent and trademark office in the United States and in courts and patent offices in foreign countries. Issuance of a patent is not conclusive as to its validity, enforceability or the scope of its claim. We cannot assure you that our patents will not be successfully challenged as to enforceability, invalidated or limited in the scope of their coverage. Moreover, litigation to uphold the validity of patents and to prevent infringement can be very costly and can result in diverting technical and management personnel's time and attention, which may materially harm our business, financial condition and results of operations. If the outcome of litigation is adverse to us, third parties may be able to use our patented technology without paying us. Moreover, we cannot assure you that our patents will not be infringed or successfully avoided through design innovation. Any of these events may materially and adversely affect our business.

   There may be patent rights belonging to others that require us to alter our products, pay licensing fees or cease certain activities. If our products conflict with patent rights of others, the owners of those patent rights could bring legal actions against us claiming damages and seeking to stop us from manufacturing and marketing the affected products. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. We cannot assure you that we would prevail in any such action or that any license required under any such patent would be made available on acceptable terms or at all. Any of these events may materially harm our business, financial condition and results of operations.

   Researching, developing and commercializing a biopharmaceutical product often involves alternative development and optimization routes that are presented at various stages in the development process. We cannot predict the preferred routes at the outset of a research and development program, because they will depend on subsequent discoveries and test results. There are numerous third-party patents in our field, and it is possible that, to pursue the preferred development route of one or more of our products, we will need to obtain a license to a patent, which would decrease the ultimate profitability of the applicable product. If we cannot negotiate a license, we might have to pursue a less desirable development route or terminate the program altogether.

   We are aware that other groups have claimed discoveries similar to those covered by our patent applications. In addition, other companies, some of which may be our competitors, have filed applications for or have been issued patents and may obtain additional patents and proprietary rights relating to products or processes used in, necessary to, competitive with or otherwise related to our patents and products. These products and processes include, among other items, patents covering technology relating to humanized monoclonal antibodies that we anticipate developing. Protein Design Labs, Inc. owns certain patents and patent applications relating to such humanized antibodies. We have acquired the right to take non-exclusive licenses to these patents for up to four of our products. We do not know if we can obtain licenses from Protein Design Labs for our other antibody products.

   We must make substantial cash payments and achieve certain milestones and satisfy certain conditions, including filing investigational new drug applications, obtaining product approvals and introducing products, to maintain our rights under certain of our licenses, including our licenses from Chiron and Biogen, Inc. We cannot assure you that we will be able to maintain our rights under these licenses. If any of these licenses terminate, we may be unable to commercialize any related product.

   In addition to the intellectual property rights described above, we also rely on unpatented technology, trade secrets and confidential information. We cannot assure you that others will not independently develop substantially equivalent information and techniques or otherwise gain access to our technology or disclose such technology, or that we can effectively protect our rights in unpatented technology, trade secrets and confidential information. We require each of our employees, consultants and advisors to execute a confidentiality agreement at the commencement of an employment or consulting relationship with us. We cannot assure you, however, that these agreements will provide effective protection if an unauthorized use or disclosure of this confidential information occurs.

Executive Officers of Tanox

   Our executive officers and their ages and positions with Tanox are:

 Name                                 Age                Position
 ------------------------------------ --- -------------------------------------
 Nancy T. Chang, Ph.D................ 51  Chairman of the Board, President and
                                           Chief Executive Officer
 William R. Shanahan, Jr., M.D....... 52  Chief Medical Officer
 Michael A. Kelly.................... 44  Vice President and Chief Financial
                                          Officer
 Matthew Moyle, Ph.D................. 40  Vice President of Research
 Katie-Pat Bowman.................... 46  Vice President, General Counsel and
                                          Secretary
 John Blickenstaff................... 47  Vice President of Administration
 George Y. Wang, Sc.D................ 47  Vice President of Process Development
                                          and Production

   Nancy T. Chang, Ph.D. is one of our co-founders and has served as our President and Chairman of the Board of Directors since our organization in March 1986. Dr. Chang has served as our Chief Executive Officer since June 1990. From 1986 to 1992, Dr. Chang served as an Associate Professor at Baylor College of Medicine in the Division of Molecular Virology. Between 1981 and 1986, Dr. Chang was employed by Centocor, Inc., serving as the Director of Research, Molecular Biology Group, from 1984 to 1986. From 1980 to 1981, she was employed by Roche Institute of Molecular Biology. Dr. Chang received her Ph.D. in biological chemistry from Harvard University.

   William R. Shanahan, Jr., M.D. has served as our Chief Medical Officer since August 2000. From 1994 to August 2000, he served as Vice President, Drug Development of Isis Pharmaceuticals, a leader in antisense technology, and, prior to that, he was Director of Clinical Research at Pfizer Central Research where he directed the clinical development of new anti-inflammatory pharmacologic agents. At Searle Research and Development, he held Associate Director and Director of Clinical Research positions where he developed and monitored clinical studies related to anti-inflammatory, gastroprotective, anti-HIV, and antineoplastic pharmacologic agents. In addition, at the University of Connecticut School of Medicine he held various positions in the Division of Rheumatology including Clinical Associate Professor. Dr. Shanahan graduated from the University of California--San Francisco with a Doctorate in Human Medicine in 1974, and from Loyola University of Chicago with a Juris Doctorate in 1992.

   Michael A. Kelly has served as our Vice President and Chief Financial Officer since October 2000. Before joining Tanox, he was Vice President and Corporate Controller of Biogen, Inc. since August 1998, where he was responsible for worldwide financial strategy and organizational development and led a 75-person global team. While at Biogen, he was responsible for an immediate improvement in the credibility of the Corporate Controller role and reputation of the finance function through a service-oriented presence in the business. Prior to that, he held numerous senior management positions with Monsanto Life Sciences Company between 1981 and 1998, including Vice President, Finance.

   Matthew Moyle joined us as Vice President of Research in January 2001. Prior to that, he held various positions with Amgen, Inc. since October 1995, including most recently Department Head of Expression Profiling and Pharmacogenomics. From July 1991 to September 1995 he held senior research positions with Corvas, Inc. where he was involved in the discovery and development of two biological agents that are currently in clinical testing. While at Amgen and Corvas, Dr. Moyle was actively involved in recruiting scientists and establishing multi-disciplinary project teams. He also participated in licensing transactions. Dr. Moyle received both his Ph.D. and B.Sc. degrees in Biochemistry from the University of Toronto.

   Katie-Pat Bowman has served as our Vice President, General Counsel and Secretary since July 2000. Prior to that she was Senior Corporate Counsel and Assistant Secretary for Lyondell Chemical Company from September 1999 until July 2000. She was Vice President and General Counsel for Daniel Industries Inc., a pipeline equipment manufacturer, from September 1997 until September 1999, when it was acquired by Emerson

Electric Company. She practiced law with Houston-based law firms Haynes & Boone LLP, from March 1997 until September 1997, and Fulbright & Jaworski, L.L.P., from 1987 through February 1997. Ms. Bowman, a CPA, practiced public accounting and worked in industry as an accountant from 1977 through 1987. She received both a Juris Doctorate and BBA from the University of Houston.

   John Blickenstaff has served as our Vice President of Administration since April 1989 and has also served as Vice President of Finance from that time until March 1996. Mr. Blickenstaff also served as our Chief Financial Officer from June 1990 until March 1996. He joined us in March 1987 as Director of Finance and Administration, becoming our Secretary and Treasurer in September 1987. Between 1984 and 1987, Mr. Blickenstaff served as Operations Manager at Montgomery Engineering Company. Mr. Blickenstaff holds a B.S. in health sciences and an MBA from Brigham Young University.

   George Y. Wang, Sc.D. has served as our Vice President of Process Development and Production since October 1994. He joined us in 1991 as our Assistant Director, BioProcessing Development. Prior to joining us, Dr. Wang held various engineering and management positions at IDEC Pharmaceuticals Corp., BP Amoco Corporation and MGI Pharmaceuticals, Inc. Dr. Wang received his Sc.D. in biochemical engineering from Massachusetts Institute of Technology.

Scientific Advisors

   An important component of our scientific strategy is to establish collaborative relationships with leading researchers in our fields of interest. Certain of our scientific advisors attend periodic meetings and provide us with specific expertise in both research and clinical development. In addition, we have collaborative research relationships with certain individual advisors. We do not employ our scientific advisors, and they may have commitments to or consulting or advisory agreements with other entities that may limit their availability to us. These companies may also compete with us. Several of our advisors have, from time to time, devoted significant time and energy to our affairs. In general, our scientific advisors may hold stock options, own our stock and/or receive financial remuneration for their services.

   Our scientific advisors are:

 Name                                           Title and Affiliation
 ----                                           ---------------------
 K. Frank Austen, M.D................ Director, Inflammation and Allergic
                                       Diseases, Brigham and Women's Hospital
 Stanley J. Korsmeyer, M.D........... Investigator, Howard Hughes Medical
                                       Institute and Dana-Farber Cancer
                                       Institute
 Robert T. Schooley, M.D. ........... Tim Gill Professor of Medicine and Head
                                       of Division of Infectious Diseases,
                                       Health Sciences Center of the
                                       University of Colorado
 Ethan M. Shevach, M.D............... Chief, Cellular Immunology Section,
                                       National Institute of Health

Item 2. Properties

   We currently lease 35,600 square feet of laboratory and manufacturing space (including a biological product manufacturing facility) in a 42,100 square foot industrial building in Houston, Texas. We intend to exercise an option to acquire the building and adjacent real property before the option expires in August 2001. When the third party lease for the remaining 6,500 square feet in the building expires in April 2002, we will occupy the entire building. We also acquired a 13.2 acre tract of land near our present facility. Our corporate administrative offices currently occupy approximately 13,100 square feet of leased space in Houston, Texas, under a lease that expires in July 2003, with options for two six-month extensions. We lease approximately 3,500 square feet of laboratory and office space in the Amsterdam Science Park in the Netherlands. We also lease approximately 6,500 square feet of space in the Hsinchu Science Based Industrial Park in Taiwan. We believe that our existing facilities are adequate to meet our immediate needs and that suitable additional space, whether constructed and owned by us or leased, will be available in the future on commercially reasonable terms as needed.

Item 3. Legal Proceedings

   Tanox Biosystems, Inc. vs. Akin, Gump, Strauss, Hauer and Feld, L.L.P., The Robinson Law Firm and Williams, Birnberg & Anderson, American Arbitration Association No. 70-199-0167-96. We are arbitrating a fee dispute with the law firms that represented us in connection with a lawsuit involving Genentech and Roche relating to, among other things, the intellectual property rights of the parties surrounding the development of anti-IgE technology. We settled the litigation contemporaneously with the formation of our collaboration with Genentech.

   We initiated the arbitration proceeding in August 1996, after we and our attorneys could not reach agreement on the fee owed pursuant to the terms of our written fee agreement. The arbitration panel issued an award entitling the attorneys to receive approximately $3.5 million, including interest, payments ranging from 33 1/3% to 40% of the future milestone payments received by us from Genentech under the collaboration following product approval and 10% of the royalties that we receive on sales of anti-IgE products.

   We sought a court order vacating the arbitration award, but a judgment was entered confirming the award. We have appealed the District Court's decision to the Court of Appeals, 14th District of Texas (case no. 14-00-00765-CV), on the basis that, among other things, the panel manifestly disregarded the law and the facts in arriving at the award, the award is against public policy, and the award fails to draw its essence from the underlying fee agreement.

   Tanox, Inc. vs. Novartis Pharma AG, American Arbitration Association No. 50 T 153 00119 99; Genentech, Inc., Genentech International Limited and Novartis Pharma AG vs. Tanox, Inc., Case No. C 99-2060; and Tanox, Inc. vs. Genentech, Inc. and Genentech International Limited, American Arbitration Association No. 74 Y 181 1113 99. We are currently pursuing clinical development of Hu-901 to determine its potential in treating peanut induced anaphylaxis independently of Novartis and Genentech. Novartis and Genentech have disputed our right to pursue development of Hu-901 independently and have claimed that we are using unspecified confidential and proprietary information of Novartis and Genentech that we have no right to use. We believe our agreements with Novartis and Genentech allow us to pursue the development of Hu-901.

   In an effort to resolve this dispute, we initiated an arbitration with Novartis in March 1999 pursuant to our agreement with Novartis. In the arbitration, we are seeking to confirm our rights to independently develop certain anti-IgE products, including Hu-901, and to use know-how we received from Novartis. Novartis has claimed that the dispute does not constitute a dispute which we must arbitrate under our agreements and that our claimed rights to independently develop Hu-901 do not exist. Novartis has also claimed damages arising from our action.

   In response to the arbitration initiated by us against Novartis, Novartis and Genentech jointly filed suit against us in April 1999 in the U.S. District Court for the Northern District of California. In the lawsuit, Novartis and Genentech seek declarations that we cannot develop Hu-901 independently, that we cannot use confidential and proprietary information obtained from Novartis or Genentech for independent product development, and that we cannot pursue separate arbitrations on these matters against both Novartis and Genentech. Novartis and Genentech also claim undetermined actual and punitive damages resulting from our independent development of Hu-901, and they also seek a permanent injunction stopping our Hu-901 development and preventing us from continuing with our arbitrations on these matters.

   At the time the lawsuit was filed, Novartis also asked the Federal court for an emergency temporary stay of the arbitration requested by us. The U.S. District Court Judge denied Novartis' request and ordered Novartis to proceed with the arbitration.

   In July 1999, we initiated an arbitration proceeding against Genentech. In this arbitration, we are seeking to confirm that Genentech expressly acknowledged our independent development rights in our agreement with them and that Genentech agreed to allow us to use and disclose their confidential and proprietary information for purposes contemplated by our separate agreement with Novartis. We also are seeking to confirm that we have not used any of their confidential and proprietary information and that Genentech's lawsuit claims are unsupportable and made in bad faith, have impaired our ability to exercise our rights under our agreements with Novartis, violate our agreed dispute resolution procedures and violate their agreement not to interfere in our separate disputes with Novartis. In response, Genentech asserts that their disputes with us are not subject to arbitration, and should remain in Federal court. Additionally, Genentech asserts that our arbitration with Novartis should be joined with Genentech's arbitration.

   In September 1999, the U.S. District Court Judge issued an order staying all proceedings in the lawsuit and both arbitrations, except for the parties' opportunity to engage in limited written discovery in the form of requests for production of documents and written questions to each other. The Judge's order required the parties, with their respective chief executive officers present, to undertake to mediate all matters in dispute between them. The mediation took place on November 2 and 3, 1999 in San Francisco, California, and concluded unsuccessfully.

   At a hearing before the U.S. District Court Judge in September 2000, we asked that our respective arbitrations with Novartis and Genentech be allowed to proceed. Without ruling on the motion, the U.S. District Court Judge indicated that the litigation should continue and discovery had on an accelerated basis to determine certain narrow contractual issues. A hearing on the parties' motions for limited summary judgement is scheduled for early April 2001.

   We intend to continue to pursue independent development of Hu-901 during the pendency of the above-described actions. If we are unsuccessful in these actions, we may not independently develop Hu-901 and other anti-IgE products covered by the collaboration with Novartis and Genentech and could be required to pay damages that could be significant.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of 2000.

                                    PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters

Market Price and Dividends

   Our common stock trades on The Nasdaq Stock Market under the symbol TNOX. Public trading of our stock began on April 7, 2000. The table below provides the high and low sales prices of our common stock for the periods indicated, as reported by The Nasdaq Stock Market.

                                                                    High   Low
                                                                   ------ ------
      Year Ended December 31, 2000:
      Second quarter (beginning April 7).......................... $54.31 $24.75
      Third quarter...............................................  50.50  33.88
      Fourth quarter..............................................  41.00  26.88

   On March 28, 2001, the last reported sale price of our common stock on the Nasdaq National Market was $21.00. As of March 28, 2001, there were 44,090,233 shares of common stock outstanding and 188 shareholders of record of our common stock.

   We have never declared or paid any cash dividends on our common stock and do not anticipate paying such cash dividends in the foreseeable future. We currently anticipate that we will retain all of our future earnings for use in our research and product development activities and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition and other factors as the Board of Directors, in its discretion, deems relevant.

Sales of Unregistered Securities

   Between January 1, 2000 and June 8, 2000, we issued and sold 685,927 shares of common stock for per share exercise prices ranging from $0.21 to $11.25 to employees and consultants pursuant to their exercise of stock options granted under our 1987 Stock Option Plan and 1997 Stock Plan. We relied on the exemption provided by Rule 701 under the Securities Act of 1933, as amended.

Use of IPO Proceeds

   On April 6, 2000, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1, Commission File No. 333-96025, registering the sale of 8,568,000 shares of our Common Stock (including the over-allotment option) for net proceeds of $225,837,000. None of the proceeds from the initial public offering were used during the period beginning with the closing of that offering and ending on December 31, 2000; however, we continue to expect that our use of these proceeds will be as described in the prospectus to our Registration Statement. Pending such use, the net proceeds are being invested in interest-bearing investment-grade securities.

ITEM 6. Selected Financial Data

   We derived the following data from the consolidated financial statements that Arthur Andersen LLP, independent public accountants, audited. This data should be read in conjunction with the consolidated financial statements.

                                        Year Ended December 31,
                               ----------------------------------------------
                                1996     1997      1998      1999      2000
                               -------  -------  --------  --------  --------
                                 (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues...................... $15,017  $ 8,939  $  2,422  $  1,405  $ 12,748
Research and development......   5,626    6,926    11,933    17,163    18,325
General and administrative....   1,165    2,230     3,431     8,582     7,683
                               -------  -------  --------  --------  --------
Total operating costs and
 expenses.....................   6,791    9,156    15,364    25,745    26,008
                               -------  -------  --------  --------  --------
Income (loss) from
 operations...................   8,226     (217)  (12,942) (24,340)   (13,260)
Other income, net.............     433    1,045     1,240     1,028    13,128
                               -------  -------  --------  --------  --------
Income (loss) before income
 taxes........................   8,659      828   (11,702)  (23,312)     (132)
(Provision) benefit of income
 taxes........................  (1,922)    (198)    1,533       (34)     (915)
                               -------  -------  --------  --------  --------
Net income (loss)............. $ 6,737  $   630  $(10,169) $(23,346) $ (1,047)
                               =======  =======  ========  ========  ========
Earnings (loss) per share:
  Basic....................... $  0.26  $  0.02  $  (0.35) $  (0.75) $  (0.03)
                               =======  =======  ========  ========  ========
  Diluted..................... $  0.23  $  0.02  $  (0.35) $  (0.75) $  (0.03)
                               =======  =======  ========  ========  ========
Shares used in computing
 earnings (loss) per share:
  Basic.......................  26,215   27,909    29,105    31,113    40,258
  Diluted.....................  29,382   31,190    29,105    31,113    40,258
                                              December 31,
                               ----------------------------------------------
                                1996     1997      1998      1999      2000
                               -------  -------  --------  --------  --------
                                             (in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and
 investments.................. $18,235  $36,857  $ 33,735  $ 47,254  $275,921
Working capital...............  15,575   35,871    34,323    42,718   175,309
Total assets..................  25,871   44,831    43,422    55,328   290,978
Long term debt................   7,000    9,000    10,000    10,000    10,000
Retained earnings (deficit)...   2,424    3,054    (7,115)  (30,461)  (31,508)
Total stockholders' equity....  15,811   34,428    31,540    40,007   272,774

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

   Tanox identifies and develops therapeutic monoclonal antibodies to address significant unmet medical needs in the areas of asthma, allergy, autoimmune, inflammation and other related diseases. Xolair, our most advanced product in development, is an anti-IgE antibody that we are developing in collaboration with Novartis and Genentech. Xolair has successfully completed Phase III clinical trials in both allergic asthma and seasonal allergic rhinitis (hay fever). Based on the results of these trials, on June 2, 2000, our collaboration partners filed for marketing approval in the United States, the European Union, Switzerland, Australia and New Zealand for both indications. In addition, we are developing a number of monoclonal antibodies to treat other allergic diseases or conditions, such as severe allergic reactions to peanuts, autoimmune diseases, HIV and neutropenia.

   We currently have no products available for sale. We are focusing our efforts on research and product development activities necessary to advance our product opportunities, including process development and clinical trial activities for products that are currently in the clinic or will commence clinical development in the next 12 months. We have incurred substantial losses since inception and incurred an accumulated deficit through December 31, 2000, of $31.5 million. We expect to continue to incur substantial operating losses for the foreseeable future, particularly as we expand our research and development activities, produce clinical material and initiate additional clinical trials, as well as provide additional administrative support for these and other activities. We expect that losses will continue until such time, if ever, that we generate sufficient revenue from Xolair or our other products to cover our expenses.

   Historically, we have earned revenues primarily from license fees, milestone payments and sponsored research under our collaboration agreements. In the future, we expect our principal revenues will be milestone payments, royalties and profit-sharing payments from Novartis and Genentech. We may also receive royalties from Hoffman-La Roche Ltd. should it participate in selling Xolair in Europe. Our revenues will depend particularly on the success of our collaboration partners in developing, manufacturing, obtaining regulatory approvals for and marketing Xolair. Because a substantial portion of our revenues for the foreseeable future will depend on achieving development and commercialization milestones, we anticipate that our results of operations will vary substantially from year to year and even quarter to quarter.

Results of Operations

 Year ended December 31, 2000 Compared to Year ended December 31, 1999

   Revenues. Revenues increased to $12.7 million in 2000 from $1.4 million in 1999, an increase of $11.3 million. The increase in revenues in 2000 resulted from the $12.0 million in milestone revenues earned in the second quarter under the company's agreements with Novartis and Genentech when the BLA for Xolair was submitted to the FDA. The collaborative agreements with Novartis and Genentech accounted for 95% of total revenues in 2000 and 76% of total revenues in 1999. Other revenues in both years consisted of grants, governmental subsidies and technology licensing revenue.

   Research and Development Expenses. Research and development expenses increased to $18.3 million in 2000 from $17.2 million in 1999, an increase of $1.1 million. Research and development expenses in 1999 were adversely affected by two charges. We incurred a non-cash charge for stock-based compensation of $2.7 million in 1999 to extend the exercise period of certain stock options for certain research and development employees and consultants. Additionally, a charge to in-process research and development of $3.4 million was incurred in 1999 for the second payment related to the 1998 acquisition of Tanox Pharma B.V. (formerly known as Pan Genetics B.V.) Excluding the two charges in 1999, research and development expenses in 2000 increased by $7.2 million. The increase in research and development costs in 2000 was primarily due to increased personnel costs and expanded pre-clinical and clinical development activities, reflective of corporate hiring and product development plans. In addition, we acquired the right to licenses for up to four antigens from Protein Design Labs, Inc. for $2.5 million and acquired certain technologies from LXR Biotechnology, Inc. for $0.6 million. We expect that research and development expenses will continue to increase as we expand development of our current and future pipeline, and expand infrastructure to achieve development objectives.

   General and Administrative Expenses. General and administrative expenses decreased to $7.7 million in 2000 from $8.6 million in 1999, a decrease of $0.9 million. We incurred a non-cash charge for stock-based compensation of $1.9 million in 1999 to extend the exercise period of certain employee stock options. Additionally, we incurred a charge of $3.5 million to record a September 1999 arbitration award in favor of the attorneys who represented us in litigation against Genentech. Excluding the two charges in 1999, general and administrative expenses in 2000 increased by $4.5 million. This increase was primarily attributable to increased personnel costs, investor relations and other expenses associated with becoming a public company, franchise taxes associated with reincorporating in Delaware, and increased litigation costs.

   Other Income. Other income increased to $13.1 million in 2000 from $1.0 million in 1999, an increase of $12.1 million. This increase was principally due to an increase in interest income resulting from higher cash and investment balances in 2000, as a result of the proceeds from our initial public offering
(IPO) in April 2000.

   Income Taxes. The provision for income taxes increased to $0.9 million in 2000 from $0.03 million in 1999. This increase was due principally to increased U.S. pretax income, due to revenues and increased interest income, combined with non-deductible foreign tax operating expenses and U.S. tax benefits arising from the exercise of stock options. The tax benefit related to the exercise of options was recorded to additional paid in capital.

   Net Loss. As a result of the above factors, the net loss for the year ended December 31, 2000 was $1.0 million or $0.03 per share on both a basic and diluted basis, compared with a net loss in 1999 of $23.3 million or $0.75 per share on both a basic and diluted basis. The improved earnings in 2000 primarily were due to higher revenues from milestone payments and higher interest income earned on the cash received in the IPO.

 Year ended December 31, 1999 Compared to Year ended December 31, 1998

   Revenues. Revenues decreased to $1.4 million in 1999 from $2.4 million in 1998, a decrease of $1.0 million. This decrease was primarily due to a difference of $1.3 million in milestone and sponsored research revenues earned under our agreements with Novartis and Genentech. These agreements accounted for 76% of our revenues in 1999 and 98% of our revenues in 1998. The $1.3 million decrease was partially offset by higher revenues of $0.4 million from foreign government grants and technology licensing fees.

   Research and Development Expenses. Research and development expenses increased to $17.2 million in 1999 from $11.9 million in 1998, an increase of $5.3 million. This increase was principally due to increased personnel, expansion of preclinical and clinical development activities and a $2.7 million non-cash charge resulting from extending the exercise periods for stock options to some research and development employees and consultants. In addition, we incurred a $3.4 million charge in 1999 and a $2.8 million charge in 1998 for in-process research and development costs from the first two purchase payments made to the former shareholders of PanGenetics B.V.

   General and Administrative Expenses. General and administrative expenses increased to $8.6 million in 1999 from $3.4 million in 1998, an increase of $5.2 million. This increase was primarily attributable to recognizing an arbitration award of $3.5 million in favor of the attorneys who represented us in our litigation against Genentech, and a $1.9 million non-cash charge for stock-based compensation, which was due to extending some employee and consultant stock options. Excluding the charges in 1999, general and administrative expenses of $3.2 million were relatively flat as compared to the prior year.

   Other Income. Other income decreased to $1.0 million in 1999 from $1.2 million in 1998, a decrease of $0.2 million. This decrease was principally due to a decline in interest income as a result of lower cash balances in 1999, increased interest expense on related party long-term debt and a loss in 1999 on foreign currency transactions.

   Net Loss. As a result of the above factors, net loss for the year ended December 31, 1999 was $23.3 million or $0.75 per share on both a basic and fully diluted basis, compared with a net loss in 1998 of $10.2 million or $0.35 per share on both a basic and diluted basis.

Liquidity and Capital Resources

   We have financed our operations since inception primarily through collaboration and grant revenues, sales of equity securities through private placements and our April 2000 initial public offering, interest income and equipment financing agreements. As of December 31, 2000, we had $275.9 million in cash, cash equivalents and investments, of which $178.3 million were classified as current assets.

   On April 12, 2000, we sold 7,500,000 shares of common stock in an initial public offering at a price of $28.50 per share and, on May 11, 2000, sold an additional 1,068,000 shares pursuant to the exercise by the underwriters of their over-allotment option. In total, we received gross proceeds of $244.2 million and net proceeds of $225.8 million.

   From 1994 through 1998, Novartis advanced us $10.0 million, pursuant to a loan agreement, to finance our new clinical manufacturing facility. The loan bears interest at the London Interbank Offered Rate, or LIBOR, plus two percent (8.1% and 8.4% at December 31, 1999 and 2000, respectively). Through December 31, 2000, Novartis has agreed to forgive interest on the loan. For the years 1998, 1999 and 2000, the interest Novartis has forgiven has been reflected as interest expense and a contribution to capital. Although the loan is currently scheduled to be due in full on December 31, 2005, Novartis may partially or totally forgive the principal and future interest payments based on the future use of the facility.

   At December 31, 2000 we had invested approximately $14.3 million in property and equipment, primarily to support research and product development activities and to construct our new clinical manufacturing facility. We pledged all of the assets of the new clinical manufacturing facility as security for the Novartis loan.

   We loaned certain employees an aggregate of $1.2 million in April 2000 to pay tax obligations resulting from their stock option exercises in 1999. A portion of these loans was repaid in 2000, and at December 31, 2000, the aggregated loan balance was $0.4 million.

   Our current and anticipated development projects will require substantial additional capital to complete. We anticipate that the amount of cash we need to fund operations, including research and development, manufacturing and other costs, and for capital expenditures, will increase substantially in the future as our projects move from research to pre-clinical and clinical development. We also expect that we will need to expand our administrative, clinical development, facilities and business development activities to support the future development of our programs. Consequently, we may need to raise substantial additional funds. We expect that cash on hand and revenue from operations will be sufficient to fund our operations for the next five years. However, our future capital needs will depend on many factors, including successfully commercializing Xolair, receiving payments from our collaboration partners, progress in our research and development activities, the magnitude and scope of these activities, the progress and level of unreimbursed costs associated with pre-clinical studies and clinical trials, the costs and magnitude of product or technology acquisitions, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, establishing additional collaboration and licensing arrangements, and manufacturing scale-up costs and marketing activities, if we undertake those activities. We do not have committed external sources of funding and we cannot assure that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

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

   We are currently engaged in litigation and arbitration relating to a fee dispute with the law firms that represented us in a litigation with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award entitling the attorneys to receive approximately $3.5 million (including interest), payments ranging from 33 1/3% to 40% of the future payments we would receive from Genentech following product approval, and 10% of the royalties that we would receive on all sales of anti-IgE products by Genentech and Novartis. We are contesting this award. In July 2000, we posted a $3.7 million letter of credit with the court to continue the appeals process and to secure payment of the award.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   We are exposed to a variety of risks, including foreign currency exchange fluctuations and changes in interest rates. In the normal course of business, we have established policies and procedures to manage these risks.

   Foreign Currency Exchange Rates. For the year ended December 31, 2000, operating results reflect foreign exchange losses of $0.1 million and our balance sheet reflects a foreign currency translation adjustment of $0.2 million. We are subject to foreign currency exchange risk because:

  . we invest in our foreign subsidiaries;

  . we incur a significant portion of our costs and expenses and generate a smaller portion of our revenues in the local currencies of the countries where we do business; and

  . we finance part of the cost of our subsidiaries' operations through dollar denominated inter-company loans and equity investments that are recorded on their books in the respective local currencies.

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

   Interest Rate Risk. Cash and investments were approximately $275.9 million at December 31, 2000. These assets were primarily invested in investment grade commercial paper and corporate bonds with maturities of less than two years, which we hold to maturity. We do not invest in derivative securities. Although our portfolio is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would be recognized in earnings unless we sell the asset. In addition, the interest on our loan from Novartis is based on a premium over LIBOR. As such, if general interest rates increase, our interest costs will increase.

Item 8. Financial Statements and Supplementary Data

                          Tanox, Inc. and Subsidiaries
                   Index to Consolidated Financial Statements

                                                                          Page
                                                                          ----
Report of Independent Public Accountants.................................  38
Consolidated Balance Sheets as of December 31, 1999 and 2000.............  39
Consolidated Statements of Operations and Comprehensive Loss for the
 years ended December 31, 1998, 1999 and 2000............................  40
Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1998, 1999 and 2000........................................  41
Consolidated Statements of Cash Flows for the years ended December 31,
 1998, 1999 and 2000.....................................................  42
Notes to Consolidated Financial Statements...............................  43

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Tanox, Inc.:

   We have audited the accompanying consolidated balance sheets of Tanox, Inc., a Delaware corporation, and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tanox, Inc., and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
January 31, 2001

                          TANOX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                    --------------------------
                                                        1999          2000
                      ASSETS                        ------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents........................ $ 44,242,000  $ 29,264,000
  Short-term investments...........................    3,012,000   149,020,000
  Accounts receivable..............................      125,000       435,000
  Interest receivable..............................      414,000     4,156,000
  Income taxes receivable..........................      132,000       132,000
  Prepaid and deferred expenses....................      114,000       506,000
                                                    ------------  ------------
    Total current assets...........................   48,039,000   183,513,000

LONG-TERM INVESTMENTS..............................           --    97,637,000

PROPERTY AND EQUIPMENT:
  Laboratory and office equipment..................    9,369,000    11,388,000
  Leasehold improvements...........................    2,102,000     2,711,000
  Furniture and fixtures...........................      119,000       230,000
                                                    ------------  ------------
                                                      11,590,000    14,329,000
  Less--Accumulated depreciation and amortization..   (4,577,000)   (5,717,000)
                                                    ------------  ------------
    Net property and equipment.....................    7,013,000     8,612,000
OTHER ASSETS, net of accumulated amortization of
 $59,000 and $92,000, respectively.................      276,000     1,216,000
                                                    ------------  ------------
    Total assets................................... $ 55,328,000  $290,978,000
                                                    ============  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable................................. $    874,000  $  1,590,000
  Accrued liabilities..............................      947,000     2,863,000
  Accrued arbitration award........................    3,500,000     3,751,000
                                                    ------------  ------------
    Total current liabilities......................    5,321,000     8,204,000

NOTE PAYABLE TO RELATED PARTY......................   10,000,000    10,000,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 10,000,000
   shares authorized; none outstanding.............           --            --
  Common stock, $.01 par value; 120,000,000 shares
   authorized; 33,324,402 shares in 1999 and
   43,603,955 shares in 2000 issued and
   outstanding.....................................      333,000       436,000
  Additional paid-in capital.......................   71,701,000   304,647,000
  Deferred compensation............................     (651,000)     (555,000)
  Loans receivable from employees..................   (1,086,000)     (442,000)
  Other comprehensive income, cumulative
   translation adjustment..........................      171,000       196,000
  Retained earnings (deficit)......................  (30,461,000)  (31,508,000)
                                                    ------------  ------------
    Total stockholders' equity.....................   40,007,000   272,774,000
                                                    ------------  ------------
    Total liabilities and stockholders' equity..... $ 55,328,000  $290,978,000
                                                    ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          TANOX, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                         For the Year Ended December 31,
                                      ---------------------------------------
                                          1998          1999         2000
                                      ------------  ------------  -----------
REVENUES:
  Development agreement with related
   party............................. $  2,369,000  $  1,063,000  $ 2,010,000
  Other development agreements and
   licensing fees....................       53,000       342,000   10,738,000
                                      ------------  ------------  -----------
    Total revenues...................    2,422,000     1,405,000   12,748,000
OPERATING COSTS AND EXPENSES:
  Research and development...........   11,933,000    17,163,000   18,325,000
  General and administrative.........    3,431,000     8,582,000    7,683,000
                                      ------------  ------------  -----------
    Total operating costs and
     expenses........................   15,364,000    25,745,000   26,008,000
                                      ------------  ------------  -----------
LOSS FROM OPERATIONS.................  (12,942,000)  (24,340,000) (13,260,000)
OTHER INCOME (EXPENSE):
  Interest income....................    2,061,000     1,884,000   14,050,000
  Interest expense...................     (825,000)     (741,000)    (846,000)
  Other..............................        4,000      (115,000)     (76,000)
                                      ------------  ------------  -----------
    Total other income...............    1,240,000     1,028,000   13,128,000
                                      ------------  ------------  -----------
LOSS BEFORE INCOME TAXES.............  (11,702,000)  (23,312,000)    (132,000)
    (Provision) benefit of income
     taxes...........................    1,533,000       (34,000)    (915,000)
                                      ------------  ------------  -----------
NET LOSS............................. $(10,169,000) $(23,346,000) $(1,047,000)
                                      ============  ============  ===========
LOSS PER SHARE--Basic and diluted.... $      (0.35) $      (0.75) $     (0.03)
                                      ============  ============  ===========
SHARES USED IN COMPUTING LOSS PER
 SHARE--Basic and diluted............   29,105,000    31,113,000   40,258,000
                                      ============  ============  ===========
COMPREHENSIVE NET LOSS:
  Net loss........................... $(10,169,000) $(23,346,000) $(1,047,000)
  Foreign currency translation
   adjustment........................       (2,000)      173,000       25,000
                                      ------------  ------------  -----------
TOTAL COMPREHENSIVE NET LOSS......... $(10,171,000) $(23,173,000) $(1,022,000)
                                      ============  ============  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         TANOX, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             For the Years Ended December 31, 1998, 1999 and 2000

                                                                                       Other
                                                                                   Comprehensive
                          Common Stock                                   Loans       Income--
                       --------------------  Additional                Receivable   Cumulative     Retained        Total
                                     Par      Paid-in       Deferred      From      Translation    Earnings    Stockholders'
                         Shares     Value     Capital     Compensation Employees    Adjustment    (Deficit)       Equity
                       ----------  -------- ------------  ------------ ----------  ------------- ------------  -------------
BALANCES, December
31, 1997.............  28,582,880  $286,000 $ 31,813,000   $(725,000)  $       --    $     --    $  3,054,000  $ 34,428,000
 Issuance of common
 stock for cash,
 $11.25 per share,
 net of issuance
 costs...............     273,686     3,000    3,046,000          --           --          --              --     3,049,000
 Exercise of stock
 options.............     230,400     2,000      223,000          --           --          --              --       225,000
 Exchange of mature
 common stock to
 exercise stock
 options.............      (3,200)       --      (36,000)         --           --          --              --       (36,000)
 Issuance of common
 stock for
 acquisition.........     226,409     2,000    2,545,000          --           --          --              --     2,547,000
 Income tax benefit
 from stock options
 exercised...........          --        --      400,000          --           --          --              --       400,000
 Capital contribution
 from forgiveness of
 interest by related
 party...............          --        --      825,000          --           --          --              --       825,000
 Deferred
 compensation related
 to stock options....          --        --      450,000    (450,000)          --          --              --            --
 Amortization of
 deferred
 compensation related
 to stock options....          --        --           --     273,000           --          --              --       273,000
 Exchange translation
 adjustment..........          --        --           --          --           --      (2,000)             --        (2,000)
 Net loss............          --        --           --          --           --          --     (10,169,000)  (10,169,000)
                       ----------  -------- ------------   ---------   ----------    --------    ------------  ------------
BALANCES, December
31, 1998.............  29,310,175   293,000   39,266,000    (902,000)          --      (2,000)     (7,115,000)   31,540,000
 Issuance of common
 stock for cash,
 $12.50 per share,
 net of issuance
 costs...............   1,896,000    19,000   22,907,000          --           --          --              --    22,926,000
 Exercise of stock
 options.............   1,789,520    18,000    1,131,000          --           --          --              --     1,149,000
 Issuance of common
 stock on a net
 issuance basis upon
 exercise of
 warrants............      86,632        --           --          --           --          --              --            --
 Issuance of common
 stock for
 acquisition.........     242,075     3,000    3,023,000          --           --          --              --     3,026,000
 Capital contribution
 from forgiveness of
 interest by related
 party...............          --        --      738,000          --           --          --              --       738,000
 Deferred
 compensation related
 to stock options....          --        --    4,636,000     (60,000)          --          --              --     4,576,000
 Amortization of
 deferred
 compensation related
 to stock options....          --        --           --     311,000           --          --              --       311,000
 Loans receivable
 from employees......          --        --           --          --   (1,086,000)         --              --    (1,086,000)
 Exchange translation
 adjustment..........          --        --           --          --           --     173,000              --       173,000
 Net loss............          --        --           --          --           --          --     (23,346,000)  (23,346,000)
                       ----------  -------- ------------   ---------   ----------    --------    ------------  ------------
BALANCES, December
31, 1999.............  33,324,402   333,000   71,701,000    (651,000)  (1,086,000)    171,000     (30,461,000)   40,007,000
 Issuance of common
 stock for cash,
 $28.50 per share,
 net of issuance
 costs...............   8,568,000    86,000  225,752,000          --           --          --              --   225,838,000
 Exercise of stock
 options, net........   1,711,553    17,000    4,732,000          --           --          --              --     4,749,000
 Income tax benefit
 from stock options
 exercised...........          --        --      915,000          --           --          --              --       915,000
 Capital contribution
 from forgiveness of
 interest by related
 party...............          --        --      845,000          --           --          --              --       845,000
 Deferred
 compensation related
 to stock options....          --        --      702,000    (496,000)          --          --              --       206,000
 Amortization of
 deferred
 compensation related
 to stock options....          --        --           --     592,000           --          --              --       592,000
 Loans receivable
 from employees......          --        --           --          --   (1,188,000)         --              --    (1,188,000)
 Repayment of
 employee loans......          --        --           --          --    1,832,000          --              --     1,832,000
 Exchange translation
 adjustment..........          --        --           --          --           --      25,000              --        25,000
 Net loss............          --        --           --          --           --          --      (1,047,000)   (1,047,000)
                       ----------  -------- ------------   ---------   ----------    --------    ------------  ------------
BALANCES, December
31, 2000.............  43,603,955  $436,000 $304,647,000   $(555,000)  $ (442,000)   $196,000    $(31,508,000) $272,774,000
                       ==========  ======== ============   =========   ==========    ========    ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          TANOX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          For the Year Ended December 31,
                                       ----------------------------------------
                                           1998          1999          2000
                                       ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss............................  $(10,169,000) $(23,346,000) $ (1,047,000)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities--
  Depreciation and amortization......       934,000     1,034,000     1,173,000
  Interest expense forgiven by
   related party.....................       825,000       738,000       845,000
  Compensation expense related to
   stock options.....................       273,000     4,887,000       798,000
  Non-cash income tax provision......            --            --       915,000
  In-process research and
   development.......................     2,798,000     3,359,000            --
  Changes in operating assets and
   liabilities--
   Increase in receivables and other
    operating assets.................       (15,000)     (235,000)   (4,444,000)
   Change in taxes receivable or
    payable..........................    (1,576,000)    1,920,000            --
   Increase in current liabilities...       391,000     3,439,000     2,883,000
                                       ------------  ------------  ------------
    Net cash provided by (used in)
     operating activities............    (6,539,000)   (8,204,000)    1,123,000
                                       ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investments.............    (9,517,000)  (12,082,000) (559,645,000)
 Maturity of investments.............     4,134,000    14,453,000   316,001,000
 Purchases of property and
  equipment..........................      (455,000)     (887,000)   (2,740,000)
 Decrease (increase) in other
  assets.............................            --      (219,000)     (973,000)
 Purchase of wholly owned subsidiary
  (net of cash acquired).............      (364,000)     (333,000)           --
                                       ------------  ------------  ------------
    Net cash provided by (used in)
     investing activities............    (6,202,000)      932,000  (247,357,000)
                                       ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common
  stock..............................     3,238,000    24,075,000   230,587,000
 Issuance and repayments of employee
  loans, net.........................            --    (1,086,000)      644,000
 Proceeds of note payable to related
  party..............................     1,000,000            --            --
                                       ------------  ------------  ------------
    Net cash provided by financing
     activities......................     4,238,000    22,989,000   231,231,000
IMPACT OF EXCHANGE RATES ON CASH.....        (2,000)      173,000        25,000
                                       ------------  ------------  ------------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.........................    (8,505,000)   15,890,000   (14,978,000)
CASH AND CASH EQUIVALENTS, beginning
 of year.............................    36,857,000    28,352,000    44,242,000
                                       ------------  ------------  ------------
CASH AND CASH EQUIVALENTS, end of
 year................................  $ 28,352,000  $ 44,242,000  $ 29,264,000
                                       ============  ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid during the year for
  taxes..............................  $     37,000  $    137,000  $         --
 Noncash investing and financing
  activities--
  Capital contribution from
   forgiveness of interest by a
   related party.....................       825,000       738,000       845,000
  Receivable related to income tax
   benefit from stock options
   exercised.........................       400,000            --            --

  The accompanying notes are an integral part of these consolidated financial statements.

                         TANOX, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, BUSINESS AND RISK FACTORS:

   Tanox, Inc. (Tanox), was formerly known as Tanox Biosystems, Inc. and was originally incorporated as a Texas corporation on March 19, 1986. Tanox was reincorporated in Delaware in January 2000. Tanox is engaged in the discovery and development of therapeutic products that beneficially influence or are derived from the immune system. Tanox is focusing its product development efforts on therapeutics in three broad areas: immunology (asthma/allergy, autoimmune diseases and inflammation), infectious diseases and oncology.

   Tanox has not yet generated any significant revenues from product sales, nor is there any assurance of significant future revenues from product sales. The research and development activities engaged in by Tanox involve a high degree of risk and uncertainty. The ability of Tanox to successfully develop, manufacture and market its proprietary products is dependent upon many factors. These factors could include, but are not limited to, the need for additional financing, the reliance on collaborative arrangements for research and development, marketing and product commercialization and the ability to develop or obtain manufacturing, sales and marketing capabilities. Additional factors could include resolution of ongoing contingencies, including legal proceedings, changes in the level of sponsored research revenue, uncertainties as to patents and proprietary technologies, technological change and risk of obsolescence, development of its products, competition, government regulations and regulatory approval, and product liability exposure. As a result of the aforementioned factors and related uncertainties, there can be no assurance of Tanox's future success.

   Tanox entered into a development and licensing agreement with Novartis Pharma AG (Novartis) in May 1990. Under this agreement, Tanox and Novartis agreed to jointly develop certain products for IgE-mediated diseases, including asthma and allergies. Tanox received a contract payment upon signing the agreement and has received additional contract payments and reimbursement payments upon the occurrence of specified events. Under a separate agreement (the Stock Agreement), Tanox and Novartis also agreed to the sale and purchase of shares of Tanox's common stock. Sales of these shares were completed in May 1990, May 1992 and June 1994. Tanox notified Novartis of the termination of the Stock Agreement as provided therein, and the termination was effective as of May 10, 1997. Novartis owned approximately 14.6 percent of Tanox's outstanding common stock at December 31, 2000.

   On December 22, 1993, Tanox sued Genentech, Inc. (Genentech), F. Hoffman-La Roche, Ltd., Roche Holdings, Inc., Roche Holding Ltd. and Hoffman-La Roche, Inc. (collectively referred to as "Roche"), in Harris County District Court in Houston, Texas. The action arose from collaboration discussions between Tanox and Genentech in 1989 and 1990 relating to Tanox's anti-IgE product as a treatment for IgE-mediated diseases, including allergy and asthma. In response, Genentech filed suit against Tanox for patent infringement and subsequently named Novartis in the suit. Tanox's litigation against Genentech and Roche and Genentech's litigation against Tanox and Novartis were settled in July 1996. Contemporaneously with the settlement, Genentech, Novartis and Tanox also entered into a binding agreement in principle to combine their existing anti-IgE antibody programs into a cooperative effort to develop and commercialize selected anti-IgE antibodies (the Three-Party Collaboration). Tanox also entered into additional licensing arrangements with Genentech. Tanox received an initial payment upon entering into the Three-Party Collaboration and settling the litigation. Tanox received and will receive additional milestone and royalty payments upon the accomplishment of specified subsequent events. Novartis or Genentech may terminate their participation in the Three-Party Collaboration on short notice, subject to reversion of product rights to Tanox and the remaining collaborator.

2. ACQUISITION OF PANGENETICS B.V.:

   In March 1998, Tanox acquired the common stock of Tanox Pharma B.V. (formerly PanGenetics), a biotechnology company located in Amsterdam, The Netherlands. Tanox recorded the transaction for accounting purposes as a purchase, and the consolidated financial statements include the operations of Tanox Pharma

                         TANOX, INC. AND SUBSIDIARIES
subsequent to the acquisition date. Under the terms of the agreement, Tanox purchased Tanox Pharma for an initial cash payment of $508,000 and 226,409 shares of common stock, valued at $11.25 per share, for a total initial consideration of $3,055,000. In addition, Tanox agreed to pay future consideration, in two installments, totaling up to $667,000 in cash and 484,147 shares of common stock upon occurrence of specified future events. These events include originating at least three additional research projects within a three year period, retaining the services of two individuals for 36 months and maintaining a certain level of government grants and subsidies. Any additional consideration will be paid to all shareholders in proportion to their ownership at the acquisition date. In September 1999, Tanox made the second installment payments of $333,000 in cash and 242,075 shares of common stock valued at $12.50 per share, for a total additional consideration of $3,359,000. If the specified future events take place and the final future payment is made in March 2001, Tanox will record an additional purchase price amount based on the cash paid and fair value of the common stock issued at the time of payment.

   Tanox engaged an independent firm to perform an appraisal of the assets acquired in the transaction. The appraisal was completed and the report issued in 1998. The acquisition of Tanox Pharma was accounted for under the purchase method of accounting in which the aggregate purchase price was allocated to tangible and intangible assets acquired based on their relative fair values as of the date of the transactions. At the time of the acquisition, the total current and future consideration of the acquisition was valued for accounting purposes at $9.2 million, based on the total of the cash and then fair value of common stock paid to Tanox Pharma shareholders. Of this amount, we allocated approximately $0.2 million to tangible fixed assets, $0.1 million to intangible assets, $7.2 million to in-process research and development and $1.7 million to goodwill.

   The valuation of acquired in-process research and development considered:

  . the current technological feasibility, scientific and development states of the anti-CD40 research project;

  . the expected amount of time and resources required to complete the projects;

  . the alternative future use of the acquired research and development; and

  . valuation and allocation approaches.

   Tanox's ability to commercialize the acquired anti-CD40 research project is affected by several risks. These risks include:

  . Tanox's ability to construct low cost versions of the antibody;

  . successful preclinical testing;

  . successful completion of Phase I, II and III clinical testing;

  . successful filing and acceptance of European and Japanese regulatory submissions;

  . Tanox's ability to successfully commercialize the anti-CD40 monoclonal antibody by itself or in connection with a collaborative partner; and

  . Tanox's ability to manufacture the anti-CD40 monoclonal antibody at a competitive cost.

   At the time of the acquisition, the anti-CD40 monoclonal antibody required additional development work and preclinical testing to enter clinical trials. In order for anti-CD40 to become a marketable product, it was necessary to conduct several clinical trials and to improve the manufacturing of the product. Tanox estimated at the time of the acquisition that it would take from seven to nine years and cost at least $50 million to complete the development of the anti-CD40 product.

                         TANOX, INC. AND SUBSIDIARIES

   The initial purchase price installment was allocated as follows:

      In-process research and development........................... $2,798,000
      Net working capital...........................................    125,000
      Intangible assets.............................................    100,000
      Tangible fixed assets.........................................     22,000
      Noncurrent financial assets...................................     10,000
                                                                     ----------
        Total....................................................... $3,055,000
                                                                     ==========

   The allocation of the second installment payment of $3,359,000 was assigned to in-process research and development based on the appraisal. Accordingly, Tanox's financial statements for the years ended December 31, 1998 and 1999 include a charge of $2,798,000 in 1998 and $3,359,000 in 1999 for expensing the cost of the in-process research and development. If the final purchase price payments are made to the former shareholders of Tanox Pharma in 2001, Tanox anticipates that the cost of such additional payments will be allocated to acquired in-process research and development and goodwill based upon the appraisal obtained as of the date of the acquisition.

   If Tanox had acquired PanGenetics prior to January 1, 1998, the unaudited pro forma financial results would have been as follows:

                                                         1998         1999
                                                      -----------  -----------
      Total assets................................... $43,422,000  $55,328,000
      Total revenues.................................   2,439,000    1,405,000
      Net loss.......................................  (7,473,000) (19,988,000)
      Basic loss per share...........................       (0.25)       (0.64)
      Diluted loss per share.........................       (0.25)       (0.64)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of Tanox and its wholly owned subsidiaries, Tanox Pharma International, Inc., Tanox Pharma B.V. and TanAsia Pharma, Ltd. Intercompany transactions and balances are eliminated in consolidation.

 Use of Estimates

   The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

 Revenue Recognition

   Revenues associated with development agreements which include rights to license or sublicense Tanox's technology or product rights are recognized when payments are earned. Revenues earned under development agreements include payments for milestone achievements and payments for sponsored research. Milestone payments are received under best efforts contracts, and such revenues are not refundable. Any revenue from

                         TANOX, INC. AND SUBSIDIARIES
milestones is recognized when substantive milestones are achieved and there are no remaining performance obligations. Revenues earned in connection with sponsored research are recognized as Tanox performs its obligations related to such research. Any revenue contingent upon future performance by Tanox is deferred and recognized as the performance is completed.

   Tanox recognized revenues of $2.4 million, $1.1 million and $12.0 million during 1998, 1999 and 2000, respectively, under the Three-Party Collaboration described in Note 1. Included in these revenues are milestone payments of $1.5 million, $1.0 million and $12.0 million, respectively. The remainder of the revenues related to sponsored research. Expenses incurred related to these agreements were approximately $0.2 million and $0.1 million in 1998 and 1999, respectively. There were no expenses incurred in 2000. Revenues from collaborative agreements with Novartis accounted for 98 percent of 1998 revenues, 76 percent of 1999 revenues and 16 percent of 2000 revenues. Revenues from collaborative agreements with Genentech accounted for none of 1998 and 1999 revenues and 79 percent of 2000 revenues.

 Cash Equivalents

   Cash equivalents consist of highly liquid investment grade commercial paper with an original maturity of three months or less when purchased.

 Short-Term and Long-Term Investments

   Short-term investments consist of investment grade corporate bonds and commercial paper with an original maturity greater than three months but less than one year. Long-term investments consist of investment grade corporate bonds and commercial paper with an original maturity greater than one year but less than five years. Tanox's policy is to hold all investments until maturity. Short-term and long-term investments are recorded at amortized cost, which approximates fair value. Tanox has no available-for-sale or trading securities.

 Property and Equipment

   Property and equipment is carried at cost and depreciated on a straight-line basis over the estimated useful economic lives of the assets or, in the case of leasehold improvements, over the remaining term of the lease. The estimated useful lives used in computing depreciation are three to seven years for laboratory and office equipment, five to seven years for furniture and fixtures, and the lesser of nine years or the remaining lease term for leasehold improvements. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income. Maintenance and repairs are charged to expense when incurred. Depreciation and amortization expense related to property and equipment was $0.9 million, $1.0 million and $1.1 million for 1998, 1999 and 2000, respectively.

   Management periodically reviews long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If factors indicate that an asset should be evaluated for possible impairment, management compares estimated undiscounted future operating cash flow from the related asset to the carrying amount of the asset. If the carrying amount of the asset is greater than undiscounted future operation cash flow, an impairment loss would be recognized.

 Other Assets

   Other assets at December 31, 2000 included a $1.0 million investment in a privately held biotechnology company, which approximates fair value.

                         TANOX, INC. AND SUBSIDIARIES

 Research and Development

   Research and development costs, including incidental patent costs, are expensed as incurred.

 Accrued Liabilities

   Accrued liabilities at December 31, 1999 and 2000, consist of the following:

                                                              1999      2000
                                                            -------- ----------
      Accrued payroll...................................... $282,000 $  193,000
      Accrued vacation.....................................  153,000    182,000
      Accrued taxes........................................   55,000    424,000
      Accrued rent.........................................   24,000     12,000
      Accrued professional fees............................  264,000    276,000
      Accrued clinical trial...............................       --    690,000
      Accrued contract manufacturing.......................       --    142,000
      Accrued construction/work in progress................       --    538,000
      Other................................................  169,000    406,000
                                                            -------- ----------
                                                            $947,000 $2,863,000
                                                            ======== ==========

   See Note 9 for discussion of accrued arbitration award.

 Income Taxes

   Tanox accounts for income taxes using the liability method prescribed by SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income tax assets and liabilities reflect the impact of temporary differences between the financial accounting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

 Foreign Currency Transactions and Translations

   The balance sheet accounts of Tanox are translated into U.S. dollars at exchange rates in effect on reporting dates. Foreign currency translation adjustments are reflected in other comprehensive loss. Income statement items are translated at average exchange rates in effect during the financial statement period. Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are classified as other income (expense).

 Loss Per Share

   SFAS No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as basic EPS, except that diluted EPS reflects the potential dilution that would occur if outstanding options and warrants were exercised. Because Tanox incurred net losses for the years ended December 31, 1998, 1999 and 2000, basic and diluted EPS are the same.

 Other Comprehensive Income (Loss)

   SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income and its components in an entity's financial statements, and is effective for fiscal years

                         TANOX, INC. AND SUBSIDIARIES
beginning after December 15, 1997. The standard requires that all items that meet the definition of components of comprehensive income be reported in Tanox's financial statements. Tanox has included comprehensive income in its consolidated statements of operations and comprehensive loss.

 Concentration of Credit Risk

   Tanox's receivables are primarily associated with research collaborations with pharmaceutical and biotechnology companies and grants from foreign government entities. Tanox does not believe this concentration of credit risk presents a material risk to Tanox. Tanox does not require collateral from these entities. Tanox has invested its excess cash generally in high-quality commercial paper and U.S. Government agency debt obligations. As of December 31, 2000, management believes that these investments bear minimal risk. Tanox has not experienced any losses on its investments.

4. GEOGRAPHIC AREAS:

   Tanox operates in a single business segment. Tanox's operations by geographic area for the years ended December 31, 1998, 1999 and 2000, are presented below:

                                           Total      Net Income   Identifiable
                                         Revenues       (Loss)        Assets
                                        -----------  ------------  ------------
   Year ended December 31, 1998--
     North America..................... $ 3,089,000  $ (8,983,000) $ 42,794,000
     Europe............................      39,000    (1,192,000)      282,000
     Asia..............................          --         6,000     1,507,000
     Interarea eliminations............    (706,000)           --    (1,161,000)
                                        -----------  ------------  ------------
                                        $ 2,422,000  $(10,169,000) $ 43,422,000
                                        ===========  ============  ============
   Year ended December 31, 1999--
     North America..................... $ 3,865,000  $(19,242,000) $ 58,522,000
     Europe............................     244,000    (4,039,000)      754,000
     Asia..............................          --       (65,000)    1,534,000
     Interarea eliminations............  (2,704,000)           --    (5,482,000)
                                        -----------  ------------  ------------
                                        $ 1,405,000  $(23,346,000) $ 55,328,000
                                        ===========  ============  ============
   Year ended December 31, 2000--
     North America..................... $14,502,000  $  3,127,000  $298,027,000
     Europe............................     666,000    (3,746,000)    1,358,000
     Asia..............................          --      (428,000)    1,178,000
     Interarea eliminations............  (2,420,000)           --    (9,585,000)
                                        -----------  ------------  ------------
                                        $12,748,000  $ (1,047,000) $290,978,000
                                        ===========  ============  ============

5. NOTE PAYABLE TO RELATED PARTY:

   Novartis has advanced Tanox $10.0 million pursuant to a loan agreement to finance a new clinical manufacturing facility. The loan bears interest at LIBOR plus two percent (8.1 percent and 7.3 percent at December 31, 1999 and 2000, respectively). Through December 31, 2000, Novartis has agreed to forgive interest on the loan. For the years ended December 31, 1998, 1999 and 2000, the interest forgiven by Novartis has been reflected as interest expense and a capital contribution. These amounts totaled $825,000, $738,000 and $845,000, respectively for the years 1998 through 2000. The loan is due December 31, 2005. Subject to modifications agreed to in principle concurrent with completion of the Three-Party Collaboration, the principal and future

                         TANOX, INC. AND SUBSIDIARIES
interest payments may be partially or totally forgiven by Novartis based on the future use of the facility. If the facility becomes operational, Tanox will make interest and principal payments on the loan in amounts equal to 75% of net cash flow from the facility.

6. INCOME TAXES:

   Tanox's pretax income (loss) consists of the following:

                                             1998          1999         2000
                                         ------------  ------------  ----------
   U.S.................................. $ (7,973,000) $(16,505,000) $5,742,000
   Foreign..............................   (3,729,000)   (6,807,000) (5,874,000)
                                         ------------  ------------  ----------
                                         $(11,702,000) $(23,312,000) $ (132,000)
                                         ============  ============  ==========

   The components of the provision (benefit) for income taxes are as follows:

                                             1998          1999         2000
                                         ------------  ------------  ----------
   Current.............................. $ (1,533,000) $     34,000  $  915,000
   Deferred.............................           --            --          --
                                         ------------  ------------  ----------
                                         $ (1,533,000) $     34,000  $  915,000
                                         ============  ============  ==========

   For 1998, 1999 and 2000 the effective income tax provision (benefit) varied from that computed at the statutory federal income tax rate of 35 percent primarily due to an increase in the valuation allowance and nondeductible foreign losses. At December 31, 1998, Tanox recorded a $2.1 million income tax receivable related to the carryback of 1998 losses to prior periods. Of this receivable $2.0 million was collected in 1999 and the remaining $0.1 million will be received in 2001.

   During 2000, a significant number of non-qualified options were exercised creating an excess income tax benefit for Tanox. This benefit was utilized to the extent that Tanox had tax basis income that was not offset by NOL carryforwards. The excess benefits recognized in 2000 of $915,000 were recorded as an expense and additional paid-in-capital. At December 31, 2000, approximately $9.0 million of the valuation allowance has been attributed to "excess benefit due to options." This portion will be used by the company only when the valuation allowance has been reduced by $9.9 million. Any tax benefit that is realized in subsequent years from the reduction of the valuation allowance established related to these options will also be recorded as an expense and additional paid-in-capital.

                         TANOX, INC. AND SUBSIDIARIES

   Significant components of Tanox's deferred tax assets at December 31 are as follows:

                                                         1999          2000
                                                     ------------  ------------
   Federal net operating loss carryforward.........  $  1,821,000  $  9,005,000
   In-process research and development.............     2,038,000     2,038,000
   Foreign net operating loss carryforwards........     1,831,000     2,412,000
   Deferred compensation related to stock options..     1,909,000     2,189,000
   Research and development tax credits............     1,019,000     1,289,000
   Alternative minimum tax credit..................       248,000       186,000
   Capitalized interest............................       300,000            --
   Accruals not currently deductible...............     1,291,000     1,456,000
   Capitalized research............................            --       656,000
   Other, net......................................        28,000       140,000
                                                     ------------  ------------
     Total deferred tax assets.....................    10,485,000    19,371,000
   Differences in book and tax depreciation........      (130,000)     (488,000)
   Deferred tax valuation allowance................   (10,355,000)  (18,883,000)
                                                     ------------  ------------
     Net deferred taxes                              $         --  $         --
                                                     ============  ============

   At December 31, 2000, Tanox had federal net operating loss carryforwards of approximately $25,700,000. Tanox also had a foreign net operating loss carryforward of approximately $6,891,000, which will be available to offset the separate company taxable incomes of certain foreign subsidiaries. Additionally, Tanox has an unused U.S. research and development tax credit carryforward at December 31, 2000, of approximately $1,289,000, which will begin to expire in 2011. Tanox also has alternative minimum tax net operating loss carryforward of approximately $24,487,000 and alternative minimum tax credit carryforwards of approximately $186,000 as of December 31, 2000. As Tanox has incurred cumulative losses to date and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the deferred tax asset at December 31, 1999 and 2000. Tanox's valuation allowance increased from $10,355,000 at December 31, 1999, to $18,883,000 at December 31, 2000, primarily due to Tanox's increase in net operating loss carryforwards.

7. LEASE OBLIGATIONS:

   Tanox leases its facilities pursuant to various operating leases that expire at various dates through March 2003. Future minimum lease obligations under noncancelable leases at December 31, 2000, are as follows:

   Year ending December 31--
     2001.............................................................. $493,000
     2002..............................................................  308,000
     2003..............................................................  177,000
                                                                        --------
       Total........................................................... $978,000
                                                                        ========

   Tanox incurred rent expense of $344,000, $331,000 and $425,000 in 1998, 1999 and 2000, respectively. Certain of the facility leases include escalation clauses for operating expenses and real estate taxes.

   At December 31, 2000, Tanox had outstanding an unsecured, irrevocable letter of credit for $20,000 related to a lease agreement.

                         TANOX, INC. AND SUBSIDIARIES

8. CAPITAL STOCK:

 Preferred Stock

   Tanox is authorized to issue up to 10,000,000 shares of $.01 par value preferred stock. The board of directors has the authority to issue these shares in one or more series and to establish the rights, preferences and dividends. No shares of preferred stock have been issued.

 Stock Split

   On February 1, 2000, Tanox declared a stock dividend to effect a stock split that provided 0.6 shares of Tanox's common stock for every one share of Tanox's common stock held by stockholders of record as of January 31, 2000. The aggregate par value of the dividend was transferred from additional paid-in capital to common stock. The stock split has been retroactively reflected in the accompanying consolidated financial statements.

 Stock Options

   During 1987, Tanox established the 1987 Stock Option Plan (the 1987 Plan) covering key employees, officers and directors of Tanox. Under the terms of the 1987 Plan, as amended, the number of shares of common stock eligible for issuance was 4,320,000. Options issued under the 1987 Plan were generally granted at a purchase price equal to the fair market value at the date of grant and are generally exercisable beginning two years after the date of grant for 40 percent of the shares, with the balance to become exercisable cumulatively in three installments of 20 percent each year thereafter. Options expire ten years after the date of grant. At December 31, 2000, options to purchase 817,361 shares of Tanox's common stock were outstanding under the 1987 Plan. The 1987 Plan expired June 24, 1997, and no more shares may be granted under this plan.

   Tanox established the 1997 Stock Plan (the 1997 Plan) in November 1997. Under the terms of the 1997 Plan, Tanox may grant options to purchase up to 8,000,000 shares of Tanox's common stock to employees, directors, advisors and consultants. The 1997 Plan also provides for several types of grants including incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, stock purchases and performance units. Incentive stock options provide the right to purchase common stock at a price not less than 100 percent of the fair value of common stock on the date of the grant. Non-qualified stock options provide the right to purchase common stock at a price not less than 50 percent of the fair value of the common stock on the date of the grant. The options granted under the 1997 Plan generally expire ten years after date of grant and are generally completely exercisable five years after the grant date. At December 31, 2000, options to purchase 915,876 shares of common stock were outstanding under the 1997 Plan and 6,850,021 shares were available for future grants. The 1997 Plan will expire on October 31, 2007.

   In January 1992, Tanox established the 1992 Non-Employee Directors Stock Option Plan (the Directors Plan) and reserved 480,000 shares of common stock for issuance upon the exercise of options granted pursuant to the Directors Plan. Unless otherwise provided, options granted under the Directors Plan will vest one-third annually from the date of grant. The exercise price of the options granted will be determined by a committee appointed by Tanox's board of directors. At December 31, 2000, options to purchase 114,800 shares of Tanox's common stock were outstanding under the Directors Plan and 348,000 shares were available for future grants. The Directors Plan will expire on January 10, 2002.

   In February 2000, Tanox established the 2000 Non-Employee Directors' Stock Option Plan (the 2000 Directors Plan) and reserved 500,000 shares of common stock for issuance under the plan. Non-employee directors joining the board after April 6, 2000, automatically receive a stock option to purchase 15,000

                         TANOX, INC. AND SUBSIDIARIES
shares upon initial election or appointment. Each such director also receives a stock option to purchase an additional 5,000 shares upon his or her re-election to the board. All grants under the 2000 Directors Plan are issued at fair market value and vest 1/36 per month from the date of grant over three years. The term of each stock option is ten years. The board of directors administers the 2000 Directors Plan. At December 31, 2000, options to purchase 15,000 shares of common stock were outstanding under the 2000 Directors Plan and 485,000 shares were available for future grants.

   In addition to the plans discussed above, Tanox has entered into various stock option agreements with certain outside consultants and advisors. At December 31, 2000, options to purchase 117,600 shares of Tanox's common stock were outstanding under such agreements. All of the outstanding options issued under these agreements were issued prior to 1996, are currently exercisable and expire in either 2002 or 2003.

   At December 31, 2000, options to purchase 1,980,637 shares were outstanding with a weighted average exercise price of $16.38 per share, of which options to purchase 757,908 shares were exercisable at a weighted average exercise price of $5.60 per share. The following table summarizes stock option transactions since December 31, 1997:

                              Number of     Exercise   Weighted Average
                                Shares       Price      Exercise Price
                              ----------  ------------ ----------------
   Outstanding, December 31,
    1997.....................  4,916,720  $ 0.21- 7.50      $ 2.57
     Granted.................    322,400    5.63-11.25        7.81
     Exercised...............   (230,400)    0.21-2.29        0.98
     Canceled................   (127,600)    2.29-7.50        6.86
                              ----------  ------------      ------
   Outstanding, December 31,
    1998.....................  4,881,120    0.21-11.25        2.88
     Granted.................    137,120    4.06-12.50       10.27
     Exercised............... (1,789,520)    0.63-5.63        0.64
     Canceled................    (44,800)   2.29-11.25        7.61
                              ----------  ------------      ------
   Outstanding, December 31,
    1999.....................  3,183,920    0.21-12.50        4.39
     Grants..................    686,500   12.50-48.00       36.14
     Exercised............... (1,720,742)   0.21-12.50        2.86
     Canceled................   (169,041)   7.50-12.50        8.52
                              ----------  ------------      ------
   Outstanding, December 31,
    2000.....................  1,980,637  $ 0.63-48.00      $16.38
                              ==========  ============      ======
   Exercisable, December 31,
    2000.....................    757,908  $ 0.63-40.38      $ 5.60
                              ==========  ============      ======

   Tanox follows SFAS No. 123 which permits one of two methods of accounting for stock options. Tanox adopted Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. SFAS No. 123, however, requires Tanox to disclose the income statement effect of the alternative fair value method assuming Tanox was required to record compensation expense for stock options equal to the assumed fair value on the grant date.

   Under APB No. 25, Tanox recognizes as compensation expense the excess of the estimated fair value of the common stock issuable upon exercise of such options over the aggregate exercise price of such options on the measurement date. This compensation expense is amortized ratably over the vesting period of each option. Amortization expense for such options, net of reversals for terminations, was $273,000, $311,000 and $592,000 during the years ended December 31, 1998, 1999 and 2000, respectively.

   The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Black-Scholes model uses grant price, as stated in the option agreements, market price as established by stock sales in

                         TANOX, INC. AND SUBSIDIARIES

1998 and 1999 and deemed market prices established by the Compensation Committee of Tanox's board of directors prior to Tanox's initial public offering (IPO) and fair market value established by closing prices on the Nasdaq Stock Market following the IPO. The following assumptions were used for options granted in 1998: risk-free interest rate of five percent, expected option life of six years, no expected dividends, expected turnover of 20 percent and a volatility factor of 20 percent. The assumptions used for options granted in 1999 were the same as those used in 1998, with the exception of the risk-free interest rate which was six percent and the volatility factor which was 42 percent. The following assumptions were used for options granted in 2000: risk-free interest rate of 4.25 percent, expected option life of five years, no expected dividends, expected turnover of 2 percent and a volatility factor of 46 percent.

   Assuming the compensation cost for the stock option plans had been determined pursuant to the fair value method under SFAS No. 123, Tanox's pro forma net loss would have been as follows:

                                            1998          1999         2000
                                        ------------  ------------  -----------
   Net loss--
     As reported....................... $(10,169,000) $(23,346,000) $(1,047,000)
     Pro forma.........................  (11,260,000)  (24,551,000)  (2,322,000)
   Basic EPS--
     As reported.......................        (0.35)        (0.75)       (0.03)
     Pro forma.........................        (0.39)        (0.79)       (0.06)
   Diluted EPS--
     As reported.......................        (0.35)        (0.75)       (0.03)
     Pro forma.........................        (0.39)        (0.79)       (0.06)

   Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

   The number and weighted average fair value of options granted in 1998, 1999 and 2000 is as follows:

                                 1998               1999               2000
                          ------------------ ------------------ ------------------
                                   Weighted           Weighted           Weighted
                                   Average            Average            Average
                          Shares  Fair Value Shares  Fair Value Shares  Fair Value
                          ------- ---------- ------- ---------- ------- ----------
Option price equals fair
 market value...........  234,400   $2.71    129,120   $5.24    627,000   $17.43
Option price greater
 than fair market
 value..................    8,000    1.18         --      --         --       --
Option price less than
 fair market value......   80,000    5.63      8,000    5.65     59,500    17.65


   The following table summarizes information about fixed-price stock options outstanding at December 31, 2000:

                                    Options Outstanding at       Options Exercisable
                                      December 31, 2000          at December 31, 2000
                              ---------------------------------- --------------------
                               No. of      Weighted                No. of
                               Shares       Average     Weighted   Shares    Weighted
                               Subject     Remaining    Average  Subject to  Average
                                 to       Contractual   Exercise Exercisable Exercise
   Range of Exercise Prices    Options  Life (in Years)  Price     Options    Price
   ------------------------   --------- --------------- -------- ----------- --------
   $ 0.63- 9.60............   1,227,321       4.3        $5.53     704,387    $4.53
     9.60-19.20............      98,816       6.3        12.50      35,606    12.50
    19.20-28.80............      52,500       9.3        23.11          --       --
    28.80-39.40............     400,000       9.8        34.63      16,666    33.88
    38.40-48.00............     202,000       9.6        46.27       1,249    40.38
                              ---------                            -------
   $ 0.63-48.00............   1,980,637       6.2        16.38     747,908    $5.60
                              =========                            =======

                         TANOX, INC. AND SUBSIDIARIES

   In April 1999, Tanox loaned 12 employees approximately $1,086,000 to enable the employees to exercise 1,738,320 options to purchase shares of Tanox's common stock, pursuant to stock options held by such employees. All of the loans are full-recourse, secured by shares of Tanox's common stock owned by the employees, bear interest at a rate of 8.5 percent, and are due and payable in full in September 2001. In March 2000, Tanox loaned an additional $1,188,000, payable in full in September 2001, to eight of the employees to enable them to pay federal income tax associated with the 1999 exercise of stock options. At December 31, 2000, the total outstanding principal balance of all such loans was $442,000 owed by two employees. The loans have been reflected as a contra equity in the accompanying financial statements.

   Also during 1999, Tanox agreed to extend, for an additional three-year period, the term of 524,400 stock options held by certain employees and consultants that were scheduled to expire. In connection with this extension, Tanox expensed, for accounting purposes, approximately $4,576,000 of compensation expense representing the fair value of the options as of the remeasurement date. For employees, compensation expense was recorded for the difference between the fair value of the underlying stock on the date of the extension and the exercise price of the option. For consultants, compensation expense was calculated using the Black-Scholes valuation model on the date of the extension.

 Warrants

   In connection with the issuance of notes payable to an unrelated company for equipment financing in 1989, Tanox issued warrants to purchase 93,053 shares of Tanox's common stock at $0.86 per share. All of the warrants were exercised on a net issuance basis in 1999 and converted into 86,632 shares of common stock. As of December 31, 2000, there were no outstanding warrants.

9. COMMITMENTS AND CONTINGENCIES:

 Arbitrations and Litigation

   Following settlement of Tanox's lawsuit against Genentech and Roche referred to in Note 1, Tanox filed a demand for arbitration against the attorneys who represented Tanox in the litigation in order to resolve a dispute over the amount of attorneys' fees due by Tanox. On September 29, 1999, the arbitration panel issued an award entitling the attorneys to receive approximately $3.5 million, including interest, payments ranging from 33 1/3 percent to 40 percent of the future payments that Tanox may receive from Genentech following product approval and ten percent of the royalties that Tanox may receive on sales of anti-IgE products. At December 31, 2000, Tanox has reflected an accrued expense of $3.8 million for the arbitration award, including accrued interest thereon, in its consolidated financial statements.

   Tanox sought a court order vacating this arbitration award. However, a judgment was entered confirming the award. Tanox intends to pursue all available remedies, including appealing the decision. If Tanox is ultimately required to pay all or part of the award to the attorneys, Tanox could be required to pay up to $3.5 million, plus accrued interest would become due, and the award would effectively reduce future milestone payments from Genentech by up to 40 percent and reduce future royalties from the Three-Party Collaboration by ten percent. Tanox's future revenues, results of operations, cash flows and financial condition could be materially adversely affected. During the appeals process a bond was posted to secure payment of the award.

   Tanox is also engaged in a dispute with Novartis and Genentech over its right to independently develop certain of its anti-IgE monoclonal antibodies, which are not being developed in connection with the Three-Party Collaboration. Tanox is attempting to resolve the dispute in separate arbitrations with each of Novartis and Genentech and they are attempting to resolve the dispute in federal court. If Tanox ultimately loses its right to independently develop the anti-IgE monoclonal antibodies, Tanox may be required to discontinue development of its Hu-901 product.

                         TANOX, INC. AND SUBSIDIARIES

   From time to time, Tanox is a defendant in lawsuits incidental to its business. Management believes that the outcome of these lawsuits will not be material to Tanox's financial statements.

 Milestones and Royalties

   Tanox has agreements with several institutions that call for payments upon the achievement of milestones by Tanox and royalty payments based upon a percentage of product sales. No milestone or royalty expense has been incurred related to these agreements.

 Registration Rights

   Some of Tanox's stockholders including founders, some early investors and persons who hold 15 percent or more of our stock, have certain registration rights.

 401(k) Plan

   Effective January 1, 1992, Tanox adopted a qualified retirement plan (the 401(k) Plan) covering all of Tanox's U.S. employees who are at least 21 years of age and have completed at least one year of service with Tanox. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions by Tanox on behalf of all participants in the 401(k) Plan. Tanox's contributions totaled approximately $54,000, $66,000 and $83,000 in 1998, 1999 and 2000, respectively, representing matching contributions equal to 50 percent of employee contributions, including those made by executive officers. Tanox's matching contribution for these years applies to the first five percent of each employee's total compensation.

10. QUARTERLY FINANCIAL DATA (Unaudited) (000s):

                                                Three Months Ended
                                     ------------------------------------------
                                     March 31 June 30  September 30 December 31
   1999                              -------- -------  ------------ -----------
   Revenues.........................  $  157  $ 1,048     $  100      $  100
   Loss from Operations.............  (3,121)  (5,756)    (8,538)     (6,925)
   Net loss.........................  (2,958)  (5,571)    (8,357)     (6,460)
   Loss per share:
     Basic..........................   (0.10)   (0.18)     (0.27)      (0.21)
     Diluted........................   (0.10)   (0.18)     (0.27)      (0.21)

                                                Three Months Ended
                                     ------------------------------------------
                                     March 31 June 30  September 30 December 31
   2000                              -------- -------  ------------ -----------
   Revenues.........................  $  149  $12,112     $  202      $  285
   Income (loss) from operations....  (6,445)   6,769     (5,775)     (7,809)
   Net income (loss)................  (5,967)   8,449     (1,740)     (1,789)
   Loss per share:
     Basic..........................   (0.18)    0.21      (0.04)      (0.04)
     Diluted........................   (0.18)    0.20      (0.04)      (0.04)

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

   The information regarding directors that is required by this item is incorporated by reference from the discussion in the Proxy Statement captioned "Proposal 1--Election of Director" and "Beneficial Ownership Table". Information concerning our executive officers is set forth under Part I of this Form 10-K.

ITEM 11. Executive Compensation

   The information that is required by this item is incorporated by reference from the discussion in the Proxy Statement captioned "Executive Compensation".

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

   The information that is required by this item is incorporated by reference from the discussion in the Proxy Statement captioned "Beneficial Ownership Table".

ITEM 13. Certain Relationships and Related Transactions

   The information that is required by this item is incorporated by reference from the discussion in the Proxy Statement captioned "Executive Compensation".

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) 1. Index to Financial Statements.

    Report of Independent Public Accountants
    Consolidated Balance Sheets as of December 31, 1999 and 2000
    Consolidated Statements of Operations and Comprehensive Loss for the
     years ended December 31, 1998, 1999 and 2000
    Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1998, 1999 and 2000
    Consolidated Statements of Cash Flow for the years ended December 31,
     1998, 1999 and 2000
    Notes to Financial Statements

   2. Financial Statement Schedules.

     All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

   3. Exhibits.

  3.1 --Amended and Restated Certificate of Incorporation of the Registrant, as amended. (1)

  3.2 --Bylaws of the Registrant, as currently in effect. (1)

  4.1 --Specimen of Common Stock Certificate, $.01 par value, of the
       Registrant. (1)

 10.1 --Form of Indemnification Agreement between the Registrant and its officers and directors. (1) (2)

 10.2 --1987 Stock Option Plan of the Registrant, as amended. (1) (2)

 10.3  --1992 Non-employee Directors Stock Option Plan of the Registrant.(1)(2)

 10.4  --1997 Stock Plan of the Registrant.(1)(2)

 10.5 --Lease of premises at 10301 Stella Link, Suite 110, Houston, Texas, dated December 3, 1986, as amended.(1)

 10.6  --Stock Purchase Agreement, dated July 14, 1987, by and among the
        Registrant and Tse Wen Chang, Nancy T. Chang, Alafi Capital Company,
        Shireen Alafi, Joseph Heskel, Trustee for Christopher Alafi, and
        Invitron Corporation.(1)

 10.7  --License for Winter Patent, dated June 26, 1989, by and between Medical
        Research Council and the Registrant.(1)

 10.8 --Amendment to the License for Winter Patent, dated February 9, 1990, by and between Medical Research Council and the Registrant.(1)

 10.9 --Development and Licensing Agreement, dated May 11, 1990, by and between the Registrant and Ciba-Geigy Limited.(1)

 10.10 --Term Sheet for Secured Loan, dated December 14, 1994, by and between the Registrant and Ciba-Geigy Limited.(1)

 10.11 --Chiron-PanGenetics Research and Development License and Options for
        Commercial License, dated September 25, 1995, by and between
        PanGenetics, B.V., Panorama Research, Inc. and Chiron Corporation.(1)

 10.12 --Stock Purchase Agreement, dated as of March 12, 1998, by and between the Registrant and the holders of shares of PanGenetics, B.V.(1)

 10.13 --License Agreement, dated June 1, 1998, by and between Biogen, Inc. and the Registrant.(1)

 10.14 --Outline of Terms for Settlement of the Litigations Among Genentech,
        Inc., Genentech International, Ltd., the Registrant and Ciba-Geigy
        Limited Relating to Anti-IgE Inhibiting Monoclonal Antibodies, dated
        July 8, 1996.(1)

 10.15 --Supplemental Agreement between the Registrant and Ciba-Geigy Limited, dated July 8, 1996.(1)

 10.16 --Settlement and Cross-Licensing Agreement, dated July 8, 1996, by and between the Registrant and Genentech, Inc. and Genentech International
        Limited.(1)

 10.17 --Settlement and Participation Agreement, dated July 8, 1996, by and between the Registrant and F. Hoffman-La Roche, Ltd., Hoffman-La Roche,
        Inc., Roche Holding Ltd. and Roche Holdings, Inc.(1)

 10.18 --Patent License Agreement, dated June 30, 1998, by and between Protein
        Design Labs, Inc. and the Registrant.(1)

 10.19 --Amendment to Patent License Agreement, dated June 28, 1999, by and between Protein Design Labs, Inc. and the Registrant.(1)

 10.20 --Research and License Agreement, dated April 21, 1999, by and between the Registrant and Biovation Limited.(1)

 10.21 --Material Transfer and Commercial Evaluation Agreement, dated March 9,
        1999, by and between Tanox, Inc. and Biovation Limited.(1)

 10.22 --G-CSF Receptor Non-exclusive License Agreement, dated January 11,
        2000, by and between Immunex Corporation and the Registrant.(1)

 10.23 --2000 Non-Employee Directors' Stock Option Plan.(1)(2)

 10.24 --Master Agreement, dated March 17, 2000, by and between the Registrant and Protein Design Labs, Inc.(1)

 10.25 --First Amendment to the Tanox, Inc. 1997 Stock Plan(2)(3)

 21    --List of Subsidiaries of the Registrant.

 23.1  --Consent of Arthur Andersen LLP

 23.2  --Consent of KPMG LLP

--------
(1) Filed as an exhibit to our Registration Statement on Form S-1 (no. 333-90625) and incorporated herein by reference.

(2) Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference.
(3) Management contract or compensatory plan.

   (b) Reports on Form 8-K

     We filed a current report on Form 8-K on November 18, 2000 to report, pursuant to Item 5, that the FDA had released the clinical hold and partial clinical hold on certain Xolair clinical trials.

     We filed a current report on Form 8-K on January 19, 2001 to report, pursuant to Item 5, certain statements by Genentech regarding clinical development activities with respect to Xolair and the anticipated launch of Xolair.

     We filed a current report on Form 8-K on March 8, 2001 to report, pursuant to Item 5, that Genentech and Novartis had been advised by the FDA that it will not convene the scheduled Pulmonary-Allergy Drugs Advisory Committee meeting on April 26, 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TANOX, INC.

                                                     Nancy T. Chang
                                          By: _________________________________
                                                     Nancy T. Chang
                                              President and Chief Executive
                                                         Officer

   Pursuant to the requirements of the Securities Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Nancy T. Chang             President, Chief Executive   March 30, 2001
______________________________________  Officer and Chairman of
            Nancy T. Chang              the Board

       /s/ Michael A. Kelly            Vice President and Chief     March 30, 2001
______________________________________  Financial Officer
           Michael A. Kelly             (Principal Financial and
                                        Accounting Officer)

        /s/ Heinz T. Bull              Director                     March 30, 2001
______________________________________
            Heinz T. Bull

        /s/ Tse Wen Chang              Director                     March 30, 2001
______________________________________
            Tse Wen Chang

      /s/ William J. Jenkins           Director                     March 30, 2001
______________________________________
          William J. Jenkins

        /s/ Osama Mikhail              Director                     March 30, 2001
______________________________________
            Osama Mikhail