Form 10-Q
period 2001-03-31
TANOX INC
filed 2001-05-14
CIK 1099414

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 OR

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



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [_]

     As of May 11, 2001, the registrant had 44,104,233 shares of Common Stock issued and outstanding.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  TANOX, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                                        MARCH 31, 2001     DECEMBER 31,
                                                                          (UNAUDITED)          2000
                                                                        ----------------------------------
                          ASSETS
                          ------
 CURRENT ASSETS:
    Cash and cash equivalents                                            $ 115,889,000     $   29,264,000
    Short-term investments                                                 103,723,000        149,020,000
    Accounts receivable                                                        431,000            435,000
    Interest receivable                                                      2,312,000          4,156,000
    Income taxes receivable                                                    132,000            132,000
    Prepaid and deferred expenses                                              618,000            506,000
                                                                        ----------------------------------
        Total current assets                                               223,105,000        183,513,000

 LONG-TERM INVESTMENTS                                                      56,327,000         97,637,000

 PROPERTY AND EQUIPMENT:
    Land                                                                     1,675,000            719,000
    Laboratory and office equipment                                         11,522,000         10,669,000
    Leasehold improvements                                                   3,232,000          2,711,000
    Furniture and fixtures                                                     600,000            230,000
                                                                        ----------------------------------
                                                                            17,029,000         14,329,000
    Accumulated depreciation and amortization                               (6,024,000)        (5,717,000)
                                                                        ----------------------------------

        Net property and equipment                                          11,005,000          8,612,000

 OTHER ASSETS, net of accumulated amortization                               1,727,000          1,216,000
     of $92,000  and $92,000
                                                                        ----------------------------------
        TOTAL ASSETS                                                    $  292,164,000     $  290,978,000
                                                                        ==================================

           LIABILITIES AND STOCKHOLDERS' EQUITY
           --------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                    $    1,030,000     $    1,590,000
    Accrued liabilities                                                      4,891,000          2,863,000
    Accrued arbitration award                                                3,881,000          3,751,000
                                                                        ----------------------------------
        Total current liabilities                                            9,802,000          8,204,000

 NOTE PAYABLE TO RELATED PARTY                                              10,000,000         10,000,000


 STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 10,000,000 shares
       authorized; none outstanding                                                  -                  -
    Common stock, $.01 par value; 120,000,000 shares
       authorized; 44,029,715 shares in 2001 and 43,603,955
       shares in 2000 issued and outstanding                                   440,000            436,000
    Additional paid-in capital                                             306,819,000        304,647,000
    Deferred compensation                                                     (209,000)          (555,000)
    Loans receivable from employees                                           (442,000)          (442,000)
    Other comprehensive income, cumulative translation adjustment              233,000            196,000
    Retained earnings (deficit)                                            (34,479,000)       (31,508,000)
                                                                        ----------------------------------
    TOTAL STOCKHOLDERS' EQUITY                                             272,362,000        272,774,000
                                                                        ----------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  292,164,000     $  290,978,000
                                                                        ==================================

                                  TANOX, INC.
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (Unaudited)


                                                                                For the Three Months Ended
                                                                             March 31, 2001     March 31, 2000
                                                                            -----------------------------------
 REVENUES:
   Development agreement with related party                                  $         -        $       1,000
   Other development agreements and licensing fees                                 121,000            148,000
                                                                            ----------------    ---------------
      Total revenues                                                               121,000            149,000

 OPERATING COSTS AND EXPENSES:
   Research and development                                                      4,253,000          5,403,000
   General and administrative                                                    2,723,000          1,191,000
                                                                            ----------------    ---------------
      Total operating costs and expenses                                         6,976,000          6,594,000

 LOSS FROM OPERATIONS                                                           (6,855,000)        (6,445,000)

 OTHER INCOME (EXPENSE):
   Interest income and gain on investment sales                                  4,193,000            716,000
   Interest expense                                                               (309,000)          (200,000)
   Other                                                                                 -            (38,000)
                                                                            ----------------    ---------------
     Total other income                                                          3,884,000            478,000
                                                                            ----------------    ---------------
  NET LOSS                                                                   $  (2,971,000)     $  (5,967,000)
                                                                            ================    ===============
 LOSS PER SHARE - BASIC AND DILUTED                                          $      (0.07)      $       (0.18)
                                                                             ================    ===============

 SHARES USED IN COMPUTING BASIC AND DILUTED LOSS PER SHARE
    Basic and Diluted                                                           43,715,000         33,527,000
                                                                             ================    ===============

 COMPREHENSIVE LOSS:
   Net loss                                                                  $  (2,971,000)     $  (5,967,000)
   Foreign currency translation adjustment                                          37,000             26,000
                                                                           ----------------    ---------------
 TOTAL COMPREHENSIVE LOSS                                                    $  (2,934,000)     $  (5,941,000)
                                                                           ================    ===============

                                  TANOX, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                              FOR THE THREE MONTHS ENDED
                                                                           MARCH 31, 2001    MARCH 31, 2000
                                                                          ---------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                  $  (2,971,000)     $ (5,967,000)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                               307,000           287,000
     Amortization of deferred compensation related to stock options               71,000           144,000
 Changes in operating assets and liabilities:
     (Increase) decrease in accounts and interest receivables                  1,848,000          (124,000)
     Increase in prepaid and deferred expenses                                  (112,000)          (53,000)
     Increase in accounts payable and accrued liabilities                      1,598,000         3,023,000
                                                                          ---------------------------------
        Net cash provided by (used in) operating activities                      741,000        (2,690,000)

 CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of investments                                                     (51,223,000)      (15,428,000)
 Proceeds from maturities/sales of investments                               137,752,000         3,012,000
 Purchases of property and equipment                                          (2,700,000)          (54,000)
 Change in other assets                                                         (511,000)           13,000
                                                                          ---------------------------------
        Net cash provided by (used in) investing activities                   83,318,000       (12,457,000)

 CASH FLOWS FROM FINANCING ACTIVITIES
 Deferred offering expenses                                                            -        (1,200,000)
 Proceeds from the issuance of stock                                           2,529,000           943,000
                                                                          ---------------------------------
        Net cash provided by financing activities                              2,529,000          (257,000)

 IMPACT OF EXCHANGE RATES ON CASH                                                 37,000            26,000
                                                                          ---------------------------------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             86,625,000       (15,378,000)
 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 29,264,000        44,242,000
                                                                          ---------------------------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 115,889,000      $ 28,864,000
                                                                          =================================


                                  TANOX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (UNAUDITED)

NOTE 1.  BASIS OF CONSOLIDATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of Tanox, Inc. and its wholly owned subsidiaries (collectively the "Company" or "Tanox"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for fair presentation have been included. These condensed consolidated interim financial statements and notes thereto should be considered in conjunction with the Company's Consolidated Financial Statements and accompanying Notes for the year ended December 31, 2000. Results for the interim period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

NOTE 3.  EARNINGS PER SHARE

         SFAS No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed in the same manner as basic EPS, except that diluted EPS reflects the potential dilution that would occur if outstanding options and warrants were exercised.

         Since Tanox incurred net losses for the three-month periods ended March 31, 2001 and 2000, basic and diluted EPS are the same for these periods.

NOTE 4.  SHORT-TERM AND LONG-TERM INVESTMENTS

         At December 31, 2000, all of Tanox's investments were classified as held-to-maturity and carried at amortized cost that approximated fair value. During the quarter ended March 31,

2001, Tanox sold $18.6 million of these investments prior to the maturity date due to a deterioration in the investment issuer's creditworthiness. In connection with this sale, a realized gain of $205,000 was recognized in the accompanying consolidated statement of operations and comprehensive loss.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

         Tanox is currently engaged in litigation and arbitration relating to a fee dispute with the law firms that represented Tanox in a lawsuit with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award in 1999 entitling the attorneys to receive approximately $3.5 million, including interest, payments ranging from 33 1/3% to 40% of the future payments Tanox may receive from Genentech following product approval, and 10% of the royalties that Tanox may receive on all sales of anti-IgE products by Genentech and Novartis. The Company is contesting this award. In July 2000, Tanox posted with the court a $3.7 million supersedeas bond to continue the appeals process and to secure payment of the award. At March 31, 2001, Tanox had reflected an accrued expense of $3.9 million for the arbitration award, including accrued interest thereon, in its consolidated financial statements.

         In connection with Tanox's acquisition of Tanox Pharma B.V. (formerly known as PanGenetics B.V.) in March 1998, Tanox paid initial consideration of $508,000 and 226,409 shares of its Common Stock, and agreed to pay future consideration, in two installments, totaling up to $667,000 and 484,147 shares of Common Stock, subject to the occurrence of specified contingencies. Tanox believes that certain contingencies did not occur, and, in accordance with the terms of the Stock Purchase Agreement, the total consideration payable should be reduced by 20%. The former stockholders of Tanox Pharma B.V. have disputed this position, and Tanox has sought a declaratory judgment in state court in Harris County, Texas to resolve the dispute. The final installment will be accounted for upon resolution of the dispute.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Tanox identifies and develops therapeutic monoclonal antibodies to address significant unmet medical needs in the areas of asthma, allergy, autoimmune, inflammation and other diseases affecting the human immune system. Xolair(TM) (tradename for Omalizumab), our most advanced product in development, is a humanized monoclonal antibody that blocks immunoglobulin E (or IgE), which we are developing in collaboration with Novartis Pharmaceutical Corporation and Genentech, Inc. Xolair has successfully completed Phase III clinical trials in both allergic asthma and seasonal allergic rhinitis (hay fever). Based on the results of these trials, on June 2, 2000, our collaboration partners filed for marketing approval in the United States, the European Union, Switzerland, Australia and New Zealand for both indications. In addition, we are developing a number of monoclonal antibodies to address unmet medical needs in allergic diseases or conditions, such as severe allergic reactions to peanuts, autoimmune diseases, and inflammation related conditions.

         We currently have no products on the market. We are focusing our efforts on research and product development activities necessary to advance our product opportunities, including process development and clinical trial activities for products that are currently in the clinic or will commence clinical development in the next 12 months. We have incurred substantial losses since inception, and incurred an accumulated deficit through March 31, 2001, of $34.5 million. We expect to continue to incur substantial operating losses for the foreseeable future, particularly as we expand our research and development activities, produce clinical material and initiate additional clinical trials, as well as provide additional administrative support for these and other activities. We expect that losses will continue until such time, if ever, that we generate sufficient revenue from Xolair or our other products to cover our expenses.

         Historically, we have earned revenues primarily from license fees, milestone payments and sponsored research under our collaboration agreements.
In the future, we expect our principal revenues will be milestone payments, royalties and profit-sharing payments from Novartis Pharmaceutical Corporation and Genentech, Inc. We may also receive royalties from Hoffman-La Roche Ltd. should it participate in selling Xolair in Europe. Our revenues will depend particularly on the success of our collaboration partners in developing, manufacturing, obtaining regulatory approvals for and marketing Xolair. Because a substantial portion of our revenues for the foreseeable future will depend on achieving development and commercialization milestones, we anticipate that our results of operations will vary substantially from year to year and even quarter to quarter.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

         Revenues. Revenues in the first quarter of 2001 of $121,000 were little changed compared to $149,000 in the first quarter of 2000. Revenues were derived from technology licensing fees and government research grants in each of the three-month periods ended 2001 and 2000.

         Research and Development Expenses. Research and development expenses decreased to $4.3 million in 2001 from $5.4 million in 2000, a decrease of $1.1 million. Research and development expenses in the first quarter of 2000 included a charge of $2.5 million to acquire the right to certain non-exclusive licenses for up to four antigens from Protein Design Labs, Inc. Excluding this charge, research and development expenses in 2000 were $2.9 million. The $1.4 million increase in other research and development expenses in the current quarter was attributable primarily to the increase in personnel, product development activities and contract research activities.

         General and Administrative Expenses. General and administrative expenses increased to $2.7 million in 2001 from $1.2 million in 2000, an increase of $1.5 million. This increase was attributable primarily to increases in personnel and litigation costs.

         Other Income. Other income increased to $3.9 million in 2001 from $0.5 million in 2000, an increase of $3.4 million. This increase was due principally to an increase in interest income on investments from higher cash balances in 2001, a result of the proceeds from our initial public offering (IPO) in April 2000.

         Net Loss. As a result of the above factors, the net loss decreased to $3.0 million or $0.07 per share in the first quarter of 2001 from $6.0 million or $0.18 per share in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash from operating activities generated $0.7 million during the first quarter of 2001. Net cash generated from financing activities in the first quarter of 2001 totaled $2.5 million and represents proceeds from the issuance of common stock upon the exercise of employee stock options. Outlays during the first quarter of 2001 for capital expenditures and other assets totaled $3.2 million.

         From 1994 through 1998, Novartis advanced us $10.0 million, pursuant to a loan agreement, to finance our new clinical manufacturing facility. The loan bears interest at the London Interbank Offered Rate, or LIBOR, plus two percent (8.1% and 7.3% at December 31, 1999 and 2000, respectively). Through December 31, 2000, Novartis has agreed to forgive interest on the loan. For the years 1998, 1999 and 2000, the interest Novartis has forgiven has been reflected as interest expense and a contribution to capital. Although the loan is currently scheduled to be due in full on December 31, 2005, Novartis may partially or totally forgive the principal and future interest payments based on the future use of the facility. We pledged all of the assets of the new clinical manufacturing facility as security for the Novartis loan.

         We have financed our operations since inception primarily through collaboration and grant revenues, sales of equity securities through private placements and our April 2000 initial public offering, interest income and equipment financing agreements. As of March 31, 2001, we had $275.9 million in cash, cash equivalents and investments, of which $219.6 million were classified as current assets.

         Our current and anticipated development projects will require substantial additional capital to complete. We anticipate that the amount of cash we will need to fund operations, including research and development, manufacturing and other costs, and for capital expenditures, will grow substantially in the future as our projects move from research to pre-clinical and clinical development. We also expect that we will need to expand our administrative, clinical development, facilities and business development activities to support the future development of our programs. Consequently, we may need to raise substantial additional funds. We expect that cash on hand and revenue from operations will be sufficient to fund our operations for the next five years. However, our future capital needs will depend on many factors, including successfully commercializing Xolair, receiving payments from our collaboration partners, progress in our research and development activities, the magnitude and scope of these activities, the progress and level of unreimbursed costs associated with pre-clinical studies and clinical trials, the costs and magnitude of product or technology acquisitions, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, establishing additional collaboration and licensing arrangements, and manufacturing scale-up costs and marketing activities, if we undertake those activities. We do not have committed external sources of funding and we cannot assure that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

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

         We are currently engaged in litigation and arbitration relating to a fee dispute with the law firms that represented us in a litigation with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award entitling the attorneys to receive approximately $3.5 million (including interest), payments ranging from 33 1/3% to 40% of the future payments we would receive from Genentech following product approval, and 10% of the royalties that we would receive on all sales of anti-IgE products by Genentech and Novartis. We are contesting this award. During the appeals process, we are required to post a bond or place amounts in escrow to secure payment of the award. We have posted a $3.7 million letter of credit with the Court to continue the appeals process and to secure payment of the award.

         We have sought a declaratory judgment to resolve a dispute with the former shareholders of Tanox Pharma B.V. arising under the Stock Purchase Agreement providing for our purchase of that company. We believe that certain contingencies set forth in the Stock Purchase Agreement did not occur and that the total consideration payable to the former shareholders should, in accordance with the terms of the Agreement, be reduced by 20%. The final installment under the Stock Purchase Agreement will be accounted for upon resolution of the dispute.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to a variety of risks, including foreign currency exchange fluctuations and changes in interest rates. In the normal course of business, we have established policies and procedures to manage these risks.

         Foreign Currency Exchange Rates. At March 31, 2001 the balance sheet reflects a foreign currency translation adjustment of $0.2 million. We are subject to foreign currency exchange risk because:

         .  we invest in our foreign subsidiaries;
         . we incur a significant portion of our costs and expenses and a smaller portion of our revenues in the local currencies of the countries where we do business; and

         . we finance part of the cost of our subsidiaries' operations through dollar-denominated inter-company loans and equity investments that are recorded on their books in the respective local currencies.

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

         Interest Rate Risk. Cash and investments were approximately $275.9 million at March 31, 2001. These assets were primarily invested in investment grade commercial paper and corporate bonds with maturities of less than two years, which we generally hold to maturity. We do not invest in derivative securities. Although our portfolio is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would actually be recognized in earnings unless we sell the asset. In addition, our loan from Novartis is based on a premium over LIBOR. As such, if general interest rates increase, our interest costs will increase.

                                    PART II

                               OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On April 6, 2000, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1, Commission File No. 333-96025, registering the sale of 8,568,000 shares of our Common Stock (including the over-allotment option) for net proceeds of $225,837,000. None of the proceeds from the initial public offering were used during the three months ended March 31, 2001; however, we expect that our use of these proceeds will be as described in the prospectus to our Registration Statement. Pending such use, the net proceeds are being invested in interest-bearing investment-grade securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

None

(b)  Reports on Form 8-K.

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

                                                 TANOX, INC.



Date: May 11, 2001                  By:  /s/ Michael A. Kelly
                                       ------------------------------------
                                             Michael A. Kelly
                                       Vice President of Finance and Chief
                                             Financial Officer