Form 10-Q
period 2001-06-30
TANOX INC
filed 2001-08-14
CIK 1099414

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

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



                                 (713) 578-4000
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X     No
                                            -----      ------

As of August 6, 2001, the registrant had 44,155,961 shares of Common Stock issued and outstanding.

                                  TANOX, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            June 30, 2001       December 31, 2000
                                                                            -------------       -----------------
                                                                             (Unaudited)
                                 ASSETS
                                 ------

CURRENT ASSETS:
 Cash and cash equivalents                                                   $156,875,000            $ 29,264,000
 Short-term investments                                                        67,474,000             149,020,000
 Accounts receivable                                                                    -                 435,000
 Interest receivable                                                            3,427,000               4,156,000
 Income taxes receivable                                                          132,000                 132,000
 Prepaid and other                                                                575,000                 506,000
                                                                             ------------            ------------
  Total current assets                                                        228,483,000             183,513,000

LONG-TERM INVESTMENTS                                                          45,898,000              97,637,000

PROPERTY AND EQUIPMENT:
 Land                                                                           1,684,000                       -
 Laboratory and office equipment                                               11,242,000              11,388,000
 Leasehold improvements                                                         3,701,000               2,711,000
 Furniture and fixtures                                                           743,000                 230,000
                                                                             ------------            ------------
                                                                               17,370,000              14,329,000
 Accumulated depreciation and amortization                                     (6,213,000)             (5,717,000)
                                                                             ------------            ------------
  Net property and equipment                                                   11,157,000               8,612,000

OTHER ASSETS,  net of accumulated amortization
 $178,000 and $92,000, respectively                                             1,377,000               1,216,000
                                                                             ------------            ------------
  TOTAL ASSETS                                                               $286,915,000            $290,978,000
                                                                             ============            ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                                            $    381,000            $  1,590,000
 Accrued liabilities                                                            6,237,000               2,863,000
 Accrued arbitration award                                                      3,940,000               3,751,000
                                                                             ------------            ------------
  Total current liabilities                                                    10,558,000               8,204,000
NOTE PAYABLE TO RELATED PARTY                                                  10,000,000              10,000,000
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; 10,000,000 shares                                     -                       -
  authorized; none outstanding
 Common stock, $.01 par value; 120,000,000 shares                                 442,000                 436,000
  authorized; 44,152,761 shares and 43,603,955
  shares issued and outstanding, respectively
 Additional paid - in capital                                                 309,028,000             304,647,000
 Deferred compensation                                                           (126,000)               (555,000)
 Loans receivable from employees                                                 (276,000)               (442,000)
 Other comprehensive income, cumulative translation adjustment                     84,000                 196,000
 Accumulated deficit                                                          (42,795,000)            (31,508,000)
                                                                             ------------            ------------
  Total stockholders' equity                                                  266,357,000             272,774,000
                                                                             ------------            ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $286,915,000            $290,978,000
                                                                             ============            ============

     See accompanying notes to condensed consolidated financial statements.

                                  TANOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                           ---------------------------         ---------------------------
                                                               2001           2000                 2001           2000
                                                           ------------    -----------         ------------    -----------
REVENUES:
 Development agreement with related party                 $           -    $ 2,007,000        $           -    $ 2,008,000

 Other development agreements and licensing fees                163,000     10,105,000              284,000     10,253,000
                                                           ------------    -----------         ------------    -----------

  Total revenues                                                163,000     12,112,000              284,000     12,261,000
OPERATING COSTS AND EXPENSES:
 Research and development                                     6,353,000      4,057,000           11,006,000      9,460,000
 General and administrative                                   2,053,000      1,286,000            4,376,000      2,477,000
 Restructuring charge                                         3,876,000              -            3,876,000              -
                                                           ------------    -----------         ------------    -----------

  Total operating costs and expenses                         12,282,000      5,343,000           19,258,000     11,937,000
INCOME (LOSS) FROM OPERATIONS                               (12,119,000)     6,769,000          (18,974,000)       324,000
OTHER INCOME (EXPENSE):
 Interest income                                              3,928,000      3,599,000            8,121,000      4,315,000
 Interest expense                                              (124,000)      (206,000)            (433,000)      (406,000)
 Other, net                                                           -        (13,000)                   -        (51,000)
                                                           ------------    -----------         ------------    -----------

  Total other income                                          3,804,000      3,380,000            7,688,000      3,858,000
INCOME (LOSS) BEFORE INCOME TAXES                            (8,315,000)    10,149,000          (11,286,000)     4,182,000
 Income tax expense                                                   -      1,700,000                    -      1,700,000
                                                           ------------    -----------         ------------    -----------
NET INCOME (LOSS)                                          $ (8,315,000)   $ 8,449,000         $(11,286,000)   $ 2,482,000
                                                           ============    ===========         ============    ===========


EARNING (LOSS) PER SHARE:
 Basic                                                           $(0.19)         $0.21               $(0.26)         $0.07
 Diluted                                                         $(0.19)         $0.20               $(0.26)         $0.06
SHARES USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
 Basic                                                       44,090,000     41,092,000           43,904,000     37,309,000
 Diluted                                                     44,090,000     43,232,000           43,904,000     39,528,000
COMPREHENSIVE INCOME (LOSS):
 Net income (loss)                                         $ (8,315,000)   $ 8,449,000         $(11,286,000)   $ 2,482,000
 Foreign currency translation adjustment                       (149,000)        13,000             (112,000)        39,000
                                                           ------------    -----------         ------------    -----------
TOTAL COMPREHENSIVE INCOME (LOSS)                          $ (8,464,000)   $ 8,462,000         $(11,398,000)   $ 2,521,000
                                                           ============    ===========         ============    ===========

     See accompanying notes to condensed consolidated financial statements.

                                  TANOX, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                   FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                   ---------------------------------
                                                                                        2001                2000
                                                                                   ------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                  $(11,286,000)      $   2,482,000
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
    Depreciation and amortization                                                       684,000             569,000
    Restructuring charge                                                              3,876,000                   -
   Amortization of deferred compensation related to stock options                        94,000             322,000
   In-process research and development                                                1,066,000                   -
Changes in operating assets and liabilities:
    (Increase) decrease in accounts and interest receivables                            793,000          (3,559,000)
    Increase in taxes payable                                                                 -           1,700,000
    Increase in prepaid and other                                                       (38,000)           (553,000)
    Increase (decrease) in accounts payable and accrued liabilities                     (32,000)            568,000
                                                                                   ------------       -------------
     Net cash provided by (used in) operating activities                             (4,843,000)          1,529,000
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                                (3,619,000)           (143,000)
  Purchases of investments                                                          (38,748,000)       (224,997,000)
  Maturities and sales of investments                                               172,033,000          22,436,000
  Other, net                                                                           (169,000)            (38,000)
                                                                                   ------------       -------------
     Net cash provided by (used in) investing activities                            129,497,000        (202,742,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in employee loans in connection with stock option exercises                    166,000          (1,013,000)
  Proceeds from issuance of stock                                                     2,903,000         226,912,000
                                                                                   ------------       -------------
     Net cash provided by financing activities                                        3,069,000         225,899,000
IMPACT OF EXCHANGE RATES ON CASH                                                       (112,000)             39,000
                                                                                   ------------       -------------
INCREASE IN CASH AND CASH EQUIVALENTS                                               127,611,000          24,725,000
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                29,264,000          44,242,000
                                                                                   ------------       -------------
  End of period                                                                    $156,875,000       $  68,967,000
                                                                                   ============       =============


OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES WERE AS FOLLOWS:
  Common stock issued for acquisition                                              $  1,818,000       $           -
  Receivable related to income tax benefit from stock options exercised            $           -      $   1,433,000



   The accompanying notes are an integral part of these financial statements.

                                  TANOX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (UNAUDITED)

NOTE 1.  BASIS OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X and include the accounts of Tanox, Inc. and its wholly owned subsidiaries (collectively the "Company" or "Tanox"). Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for fair presentation have been included. These condensed consolidated interim financial statements and notes thereto should be considered in conjunction with the Company's Consolidated Financial Statements and accompanying Notes for the year ended December 31, 2000. Results of the interim period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2.  ACQUISITION OF PANGENETICS B.V.

In March 1998, Tanox acquired the common stock of Tanox Pharma B.V. (formerly PanGenetics B.V.), a biotechnology company located in Amsterdam, The Netherlands. Tanox recorded the transaction for accounting purposes as a purchase, and the consolidated financial statements include the operations of Tanox Pharma subsequent to the acquisition date. Under the terms of the stock purchase agreement, Tanox purchased Tanox Pharma for an initial cash payment of $508,000 and 226,409 shares of common stock, valued at $11.25 per share, for a total initial consideration of $3,055,000. In addition, Tanox agreed to pay future consideration, in two installments, totaling up to $667,000 in cash and 484,147 shares of common stock upon occurrence of specified future events. These events include originating at least three additional research projects within a three year period, retaining the services of two individuals for 36 months and maintaining a certain level of government grants and subsidies. In September 1999, Tanox made the second installment payment of $333,000 in cash and 242,075 shares of common stock valued at $12.50 per share, for a total additional consideration of $3,359,000.

Tanox management believes that certain events upon which full payment of the purchase price was dependent did not occur and, in accordance with the stock purchase agreement, the total consideration should be reduced by 20%. The third installment payment was recorded in the second quarter of 2001 and consisted of $133,000 in cash and 60,518 shares of common stock, totaling $2.0 million, which reflects the 20% reduction in total consideration. Based on the appraisal performed at the time of the acquisition, the third payment was allocated to in-process research and development and goodwill for $1,066,000 and $886,000, respectively. As discussed in Note 10, the amount due in the third installment is being disputed by the sellers.

NOTE 3.  RESTRUCTURING CHARGE

In connection with a periodic review and assessment of Tanox's research programs, management made the decision to streamline its research activities and to consolidate the Taiwan, Dutch and U.S. research operations into a single site at the Company's headquarters in Houston. In June 2001, management approved a formal restructuring plan ("the Plan") to close Tanox's research facility in Amsterdam. Tanox recorded a restructuring charge for the Plan of $3.9 million or $0.09 per share in June 2001.

The restructuring charge is comprised primarily of the following components:

Severance and related costs                         $  450,000
Impairment of goodwill from the
   acquisition of Tanox Pharma, see Note 2             886,000
Write-down of assets                                   738,000
Termination of government grants and subsidies         646,000
Termination of leases and research agreements          969,000
Other                                                  187,000
                                                    ----------
                                                    $3,876,000
                                                    ==========

As part of the closure, the Company will incur incremental costs to terminate 17 employees, exit licensing, research and office lease arrangements, and make payments for idle facilities. The Company will dispose of certain identifiable assets including, but not limited to, laboratory and office equipment which have been written down to the lower of book or estimated fair value. In addition, goodwill of $886,000 generated from the third installment payment related to the Tanox Pharma acquisition was written off.

The Company expects to substantially complete the Plan within one year. As of June 30, 2001 no restructuring expenses had been paid, and a restructuring liability of $2.3 million is reflected in the accompanying balance sheet at June 30, 2001. The restructuring charge of $3.9 million is preliminary and based on certain assumptions and estimates. The actual expenses may differ from the estimates, and any adjustments will be reflected in future results.

NOTE 4.  LICENSE AGREEMENT WITH PROTEIN DESIGN LABS, INC.

During March 2000, Tanox entered into an agreement with Protein Design Labs, Inc. ("PDL") to acquire the right to non-exclusive licenses to patents and patent applications owned by PDL for up to four of the Company's antibodies. Under the agreement, Tanox agreed to pay initial license fees to PDL of $2.5 million, in addition to $1.5 million that was previously paid to PDL in 1998 under a prior licensing agreement. Tanox also agreed to pay up to $4.0 million ($1.0 million per antibody), plus maintenance fees, to PDL if Tanox exercises its option to license all four antibodies. In addition, Tanox agreed to pay royalties on future sales if a product using the PDL technology is successfully commercialized. During the first quarter of 2000, Tanox recorded a research and development expense of $2.5 million, representing the cost of the initial option payment.

NOTE 5. EARNINGS PER SHARE

SFAS No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed in the same manner as basic EPS, except that diluted EPS reflects the potential dilution that would occur if outstanding options and warrants were exercised.

Since Tanox incurred net losses for the three-month and six-month periods ended June 30, 2001, basic and diluted EPS are the same for these periods. The following table reconciles basic and diluted EPS for the three and six-month periods ended June 30, 2000.

                                                                                                          Per Share
                                                   Net Income                     Shares                    Amount
                                            ----------------------       ----------------------       ---------------
For the three months ended June 30, 2000:
    Basic EPS                                      $8,449,000                   41,092,000                 $0.21
                                                                                                           =====

    Effect of dilutive securities -
        Options outstanding                                 -                    2,140,000
                                                   ----------                  -----------
    Diluted EPS                                    $8,449,000                   43,232,000                 $0.20
                                                   ==========                   ==========                 =====

For the six months ended June 30, 2000:
    Basic EPS                                      $2,482,000                   37,309,000                 $0.07
                                                                                                           =====

    Effect of dilutive securities -
        Options outstanding                                 -                    2,219,000
                                                   ----------                   ----------
    Diluted EPS                                    $2,482,000                   39,528,000                 $0.06
                                                   ==========                   ==========                 =====

Note 6.  Initial Public Offering

On April 12, 2000, Tanox concluded the principal part of its initial public offering of common stock and, on May 11, 2000, completed the offering with the exercise by the underwriters of their over-allotment option. In the offering, Tanox sold 8,568,000 shares of common stock at $28.50 per share for gross proceeds of approximately $244.2 million, including the underwriters' over-allotment option. The net proceeds from the offering were approximately $225.8 million. Both the shares issued and the proceeds of the offering are reflected in Tanox's financial results for the three and six months ended June 30, 2000. The proceeds of the IPO have been invested principally in money markets investments, investment grade commercial paper and corporate bonds with maturities of less than two years and which are classified as held-to-maturity.

NOTE 7.  SHORT-TERM AND LONG-TERM INVESTMENTS

At December 31, 2000 and June 30, 2001, all of Tanox investments were classified as held-to-maturity and carried at amortized cost. During the six months ended June 30, 2001, Tanox sold $18.6 million of these investments prior to the maturity date, due to the deterioration in the investment issuer's credit worthiness. A realized gain of $205,000 was recognized as interest income in the accompanying consolidated statement of operations and comprehensive loss for the six months ended June 30, 2001. At December 31, 2000 and June 30, 2001 the fair value of investments was $246.7 million and $112.6 million, respectively. As long-term investments matured, during 2001, the Company has reinvested in cash equivalents and short-term investments to mitigate risk versus return.

NOTE 8.  LOANS TO EMPLOYEES

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

NOTE 9.  SHAREHOLDER RIGHTS AGREEMENT

On July 27, 2001, the Board of Directors of Tanox, Inc. declared a dividend of one right ("Right") for each outstanding share of the common stock of record at the close of business on August 10, 2001. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share (a "Fractional Share") of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $140 per Fractional Share, subject to adjustment. The Rights generally become exercisable if an acquiring party accumulates 20% or more of the common stock and, in such event, the holders of the Rights (other than the acquiring person) would be entitled to purchase either the Company's stock or shares in an acquiring entity at half of market value. The Company would generally be entitled to redeem the Rights at $0.01 per Right at any time until the tenth day following the time the Rights become exercisable. The Rights will expire on August 10, 2011. A description and terms of the Rights are set forth in the rights agreement dated as of July 27, 2001 between the Company and American Stock Transfer & Trust Company, as rights agent.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Tanox is currently engaged in litigation and arbitration relating to a fee dispute with the law firms that represented Tanox in a lawsuit with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award in 1999 entitling the attorneys to receive approximately $3.5 million, including interest, payments ranging from 33 1/3% to 40% of the future payments Tanox may receive from Genentech following product approval, and 10% of the royalties that Tanox may receive on sales of anti-IgE products by Genentech and Novartis. The Company is contesting this award. During the appeals process, the Company is required to post a bond or place amounts in escrow to secure payment of the award. In July 2000, Tanox posted with the court a $3.7 million supersedeas bond to continue the appeals process and to secure payment of the award. At June 30, 2001, Tanox had reflected an accrued expense of $3.9 million for the arbitration award, including accrued interest thereon, in its consolidated financial statements.

In connection with Tanox's acquisition of Tanox Pharma in March 1998, Tanox paid initial consideration of $508,000 and 226,409 shares of its Common Stock, and agreed to pay future consideration, in two installments, totaling up to $667,000 and 484,147 shares of Common Stock, subject to the occurrence of specified events. Tanox believes that certain events did not occur, and, in accordance with the terms of the Stock Purchase Agreement, the total consideration payable was reduced by 20%. The former stockholders of Tanox Pharma have disputed this position, and Tanox sought a declaratory judgment in state court in Harris County, Texas to resolve the dispute. The former stockholders have brought claims for the full amount of the third installment (asserting all contingencies had been met), as well as for a return of 51% of the stock of Tanox Pharma.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Tanox, Inc. is a biopharmaceutical company with demonstrated expertise in monoclonal antibody technology. We are engaged in the discovery and development of therapeutic monoclonal antibodies designed to address significant unmet medical needs in the areas of asthma, allergy, inflammation and other diseases affecting the human immune system. Xolair(TM), Tanox's most advanced product in development, is an anti-immunoglobulin E, or anti-IgE, antibody which is being developed for allergic asthma, seasonal allergic rhinitis (hay fever) and perennial allergic rhinitis in collaboration with Novartis Pharmaceutical Corporation and Genentech, Inc. Xolair successfully completed Phase III clinical trials in both allergic asthma and seasonal allergic rhinitis, and, based on the results of these trials, on June 2, 2000, our collaboration partners filed for marketing approval in the United States, the European Union, Switzerland, Australia and New Zealand for both indications. In July 2001, Genentech and Novartis received a complete response letter from the U.S. Food and Drug Administration ("FDA") on the Xolair marketing application. According to Genentech and Novartis, the letter requests additional preclinical and clinical data analyses, as well as confirmation that the pharmacokinetics of the Xolair drug substance were consistent throughout the development program. With the requirement of additional data,

Genentech and Novartis have concluded that there will not be an FDA approval of Xolair in 2001. Although no specific deadline has been set for the re-submissions by Genentech and Novartis, they are considering different scenarios, with a conservative estimate being resubmissions ranging from 2002 to early 2003. Once filed, the FDA has up to six months to review and act upon additional data. The information collected by Genentech and Novartis to respond to the FDA letter will also be provided to health authorities in the EU, Switzerland, Australia and New Zealand in support of marketing applications filed with them. In addition to Xolair, we are developing a number of monoclonal antibodies to address unmet medical needs in allergic diseases or conditions, such as severe allergic reactions to peanuts, autoimmune diseases, and inflammation related conditions.

We currently have no products on the market. We are focusing our efforts on research and product development activities necessary to advance our product opportunities, including process development and clinical trial activities for products that are currently in the clinic or will commence clinical development in the next several months. We have incurred substantial losses since inception, and incurred an accumulated deficit through June 30, 2001, of $42.8 million. We expect to continue to incur substantial operating losses for the foreseeable future, particularly as we expand our research and development activities, produce clinical material and initiate additional clinical trials, as well as provide additional administrative support for these and other activities. We expect that losses will continue until such time, if ever, that we generate sufficient revenue from Xolair or our other products to cover our expenses.

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

RECENT DEVELOPMENTS

Restructuring Charge. During the second quarter of 2001 and in connection with a periodic assessment of ongoing research and development programs, management determined that consolidating Tanox's research operation (then being conducted in Taiwan, Amsterdam and Houston) into a single site would enhance the Company's capability to discover and develop products for commercialization. The consolidation of research activities is anticipated to generate cost efficiencies by eliminating potentially duplicative operating costs. In June 2001, Tanox implemented a plan to close our facility in Amsterdam and recorded a restructuring charge of $3.9 million or $0.09 per share. For the six months ended June 30, 2001 Tanox Pharma incurred $964,000 in operating costs.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30,
2000

Revenues. Revenues totaled $163,000 in the second quarter of 2001, compared to $12.1 million in the second quarter of 2000. The decrease in revenues was due to milestone payments of $12.0 million being received in the second quarter 2000 with no corresponding payments received in the second quarter of 2001. This revenue was earned under Tanox's agreements with Novartis and Genentech upon the submission of the Biologics Licensing Application (BLA) for Xolair to the U.S. FDA.

Research and Development Expenses. Research and development expenses were $6.4 million in the second quarter of 2001 compared to $4.1 million in the second quarter of 2000. The increase is primarily due to increased salary costs, clinical and contract research charges, and an in-process research and development charge of $1.1 million related to the third purchase price installment for Tanox Pharma B.V. ("Tanox Pharma Acquisition").

General and Administrative Expenses. General and administrative expenses increased to $2.1 million in the second quarter of 2001 from $1.3 million in the second quarter 2000. The increase relates primarily to (i) increases in personnel and related expenses associated with building management and infrastructure, and (ii) increased legal costs associated with increased litigation activity.

Restructuring Charge. In June 2001, Tanox implemented a plan to consolidate research operations in Houston, Texas. In connection with the closure of the facility in Amsterdam, Tanox recorded a restructuring charge of $3.9 million. The restructuring charge primarily consists of $450,000 for severance, $886,000 of goodwill impairment, $738,000 for write-down of assets, and $1.8 million for contract termination and exit costs.

Other Income. Other income increased to $3.8 million in the second quarter of 2001 from $3.4 million in the second quarter 2000. This increase was principally due to an increase in interest income resulting from higher cash and investment balances in the current period relating to net proceeds from Tanox's initial public offering (IPO) in April 2000.

Income Taxes. The provision for income taxes was $1.7 million in the second quarter of 2000; there was no provision for income taxes in the second quarter of 2001. This decrease was due to the change in the Company's profitability from a pretax income of $10.1 million in the second quarter of 2000 to pretax loss of $8.3 million in the second quarter of 2001.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

Revenues. Revenues totaled $284,000 during the first six months of 2001, compared to $12.3 million during the same period in 2000. The decrease in revenues during the first six months of 2001 resulted primarily from $12.0 million in milestone revenues earned under our collaborative agreements with Novartis and Genentech when the BLA for Xolair was submitted to the FDA in June 2000.

Research and Development Expenses. Research and development expenses were $11.0 million in the first six months of 2001, compared to $9.5 million in the same period of 2000. The increase in research and development expense is primarily due to higher salary costs due to increased staffing, increased clinical and process development expenses related to ongoing projects, and an in-process research and development charge of $1.1 million related to the Tanox Pharma Acquisition. The amount of increase was partially offset by a $2.5 million charge in the first quarter of 2000 to acquire the right to non-exclusive licenses to patents and patent applications owned by Protein Design Labs, Inc. for up to four of our products in development.

General and Administrative Expenses. General and administrative expenses increased $1.9 million to $4.4 million in the first six months of 2001 as compared to $2.5 million in the first six months of 2000. The increase relates primarily to (i) increases in personnel and related expenses associated with building management and infrastructure, and (ii) increased legal costs due primarily to increased litigation activity associated with the preparation and filing of significant briefs in connection with our appeal of the arbitration award relating to attorney fees and our lawsuit with Genentech and Novartis regarding Tanox's independent development rights.

Restructuring Charge. In June 2001, Tanox implemented a plan to consolidate research operations in Houston, Texas. In connection with the closure of the facility in Amsterdam, Tanox recorded a restructuring charge of

$3.9 million. The restructuring charge primarily consists of $450,000 for severance, $886,000 of goodwill impairment, $738,000 for write-down of assets, and $1.8 million for contract termination and exit costs.

Other Income. Other income increased $3.8 million to $7.7 million in the first six months of 2001 from $3.9 million in the same period of 2000. This increase was principally due to an increase in interest income in 2001 resulting from higher cash and investment balances as a result of the net proceeds from the IPO in April 2000.

Income Taxes. There was no provision for income taxes in the first six months of 2001, compared to $1.7 million in the same period of 2000. This decrease was due to the change in the Company's profitability from a pretax income of $4.2 million in the first six months of 2000 to pretax loss of $11.3 million in the first six months of 2001.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through collaboration and grant revenues, sales of equity securities, interest income and equipment financing agreements. As of June 30, 2001, we had $270.2 million in cash, cash equivalents and investments, of which $224.3 million were classified as current assets.

During the first six months of 2001, we used $4.8 million of cash for operating activities. A net loss of $11.3 million included non-cash charges of $3.9 million for a restructuring charge, $1.1 million of in-process research and development and non-cash depreciation and amortization of $778,000. Working capital assets provided $723,000 in cash, primarily from a decrease in accounts and interest receivable. Investing activities provided $129.5 million of cash in the first six months of 2001, primarily from the maturity of short-term and long-term investments. Financing activities generated $3.1 million of cash during the first six months of 2001, primarily from the exercise of stock options. The combination of the above items resulted in a cash and cash equivalents increase of $127.6 million during the first six months of 2001.

From 1994 through 1998, Novartis advanced us $10.0 million, pursuant to a loan agreement, to finance our clinical manufacturing facility. The loan bears interest at the London Interbank Offered Rate, or LIBOR, plus two percent (8.1% and 7.3% at December 31, 1999 and 2000, respectively). Through December 31, 2000, Novartis has agreed to forgive interest on the loan. For the years 1997, 1998, 1999 and 2000, the interest Novartis has forgiven has been reflected as interest expense and a capital contribution. Although the loan is currently scheduled to be due in full on December 31, 2005, Novartis may partially or totally forgive the principal and future interest payments based on the future use of the facility. We pledged all of the assets of the new clinical manufacturing facility as security for the Novartis loan.

Our current and anticipated development projects will require substantial additional capital to complete. We anticipate that the amount of cash we need to fund operations, including research and development, manufacturing and other costs, and for capital expenditures, will grow substantially in the future as our projects move from research to pre-clinical and clinical development. We also expect that we will need to expand our administrative, clinical development and business development activities, as well as our facilities, to support the future development of our programs. Consequently, we may need to raise substantial additional funds. We expect that the net proceeds from our IPO, together with cash on hand and revenue from operations, will be sufficient to fund our operations for the next four to five years. However, our future capital needs will depend on many factors, including successfully commercializing Xolair, receiving payments from our collaboration partners, progress in our research and development activities, the magnitude and scope of these activities, the progress and level of unreimbursed costs associated with pre-clinical studies and clinical trials, the costs and magnitude of product or technology acquisitions, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, establishing additional collaboration licensing arrangements, manufacturing scale-up costs and marketing activities, if we undertake those activities. We do not have committed external sources of funding and we cannot assure that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

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

We are currently engaged in litigation and arbitration relating to a fee dispute with the law firms that represented us in a lawsuit with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award in 1999 entitling the attorneys to receive approximately $3.5 million, including interest, payments ranging from 33 1/3% to 40% of the future payments we may receive from Genentech following product approval, and 10% of the royalties that we may receive on sales of anti-IgE products by Genentech and Novartis. We are contesting this award. During the appeals process, we are required to post a bond or place amounts in escrow to secure payment of the award. In July 2000, we posted with the court a $3.7 million supersedeas bond to continue the appeals process and to secure payment of the award.

RECENT ACCOUNTING DEVELOPMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and requires that all business combinations be accounted for using one method, the purchase method. The Statement applies to all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting at the point of acquisition for intangible assets acquired individually or with a group of other assets, other than those acquired in a business combination, and the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under this Statement, all goodwill and those intangible assets with indefinite useful lives will no longer be amortized, but rather will be tested at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over those useful lives. The provisions of SFAS No. 142 are required to be applied for fiscal years beginning after December 15, 2001, except that goodwill and intangibles that arise from business combinations after June 30, 2001 will not be amortized. As such, we will adopt the Statement in its entirety on January 1, 2002 and will apply the appropriate provisions to any business combinations we may complete between June 30, 2001 and that date. As of June 30, 2001, Tanox has no goodwill and therefore this statement will not have an impact on the financial statements.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks, including foreign currency exchange fluctuations and changes in interest rates. In the normal course of business, we have established policies and procedures to manage these risks.

Foreign Currency Exchange Rates. At June 30, 2001 the balance sheet reflects a foreign currency translation adjustment of $84,000. We are subject to foreign currency exchange risk because:

 . we invest in our foreign subsidiaries;

 . we incur a portion of our costs, expenses and revenues in the local currencies of the countries where we do business outside the U.S.; and

 . we finance part of the cost of our subsidiaries' operations through dollar-denominated inter-company loans and equity investments that are recorded on their books in the respective local currencies.

Fluctuations in exchange rates have not had a material impact on our revenues or costs and expenses. As a result of our international operations and our current financing approach, fluctuations in exchange rates of the local currencies versus the U.S. dollar impact our operating results. We are primarily exposed to gains and losses with respect to Dutch guilders and Taiwan dollars because our subsidiaries conduct business in these currencies. To date, we have not implemented a program to hedge our foreign currency risk, but we may do so in the future.

Interest Rate Risk. Cash and investments were approximately $270.2 million at June 30, 2001. These assets were primarily invested in money market investments, investment grade commercial paper and corporate bonds with maturities of less than two years, which we intend to hold to maturity. We do not invest in derivative securities. Although our portfolio is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would actually be recognized in earnings unless we sell the asset or the asset's decline in value is judged to be other-than-temporary. In addition, our loan from Novartis is based on a premium over LIBOR. As such, if general interest rates increase, our interest costs will increase.

Factors Affecting Forward-Looking Statements. Some of the information in this Quarterly Report on Form 10-Q contains forward-looking statements. We typically identify forward-looking statements by using terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or similar words, although we express some forward-looking statements differently. You should be aware that actual events could differ materially from those suggested in the forward-looking statement due to a number of factors, including:

 . the ability to develop safe and efficacious drugs;

 . failure to achieve positive results in clinical trials;

 . failure to receive, or delay in receiving, marketing approval for our products;

 . failure to successfully commercialize our products;

 . relationships with our collaboration partners;

 . variability of royalty, licenses and other revenues;

 . ability to enter into future collaboration agreements;

 . competition and technological change; and

 . existing and future regulations affecting our business.

You should also consider carefully the other factors identified in our Annual Report on Form 10-K for the year ended December 31, 2000 that could cause our actual results to differ from those set forth in the forward-looking statements.

                                    PART II
                               OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 6, 2000, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1, Commission File No. 333-96025, registering the sale of 8,568,000 shares of our Common Stock (including the over-allotment option) for net proceeds of $225,837,000. None of the proceeds from the initial public offering were used during the three months ended June 30, 2001; however, we expect that our use of these proceeds will be as described in the prospectus to our Registration Statement. Pending such use, the net proceeds are being invested in interest-bearing investment-grade securities.

On March 12, 2001, we issued 60,518 shares of Common Stock, having a market value per share equal to $26.125 (based on that day's closing sale price of a share of Common Stock on the Nasdaq), as part of a third installment payment to eight persons in connection with our acquisition of Tanox Pharma B.V. and as provided by the terms of the Stock Purchase Agreement dated as of March 12, 1998. The transactions were exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2001 Annual Meeting of Stockholders held on May 16, 2001, the stockholders of the Company elected Osama Mikhail to serve as Class I director for a term of three years by the following votes:

        Number of Shares For:        35,698,147
        Number of Votes Withheld:        72,508

The other directors whose terms of office as a director continue after the meeting are as follows: Nancy T. Chang, Tse Wen Chang, William J. Jenkins, Heinz
W. Bull.

The stockholders also ratified the appointment of Arthur Andersen LLP as Tanox's independent accountants for 2001 as follows:

        Number of Shares For:        35,761,989
        Number of Shares Against:         7,603
        Number of Shares Abstained:       1,063

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

10.1  Amendment No. 1 to the 2000 Non-Employee Directors' Stock Option Plan

(b)  Reports on Form 8-K.

We filed a current report on Form 8-K on July 10, 2001 to report, pursuant to
Item 5, the receipt by Genentech, Inc. and Novartis AG of a complete response letter from the FDA regarding Xolair.

We filed a current report on Form 8-K on August 3, 2001 to report, pursuant to
Item 5, the adoption by the Board of Directors of a Stockholder Rights Plan, with the rights to be issuable to stockholders of record on August 10, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TANOX, INC.



Date:  August 14, 2001                 By:  /s/  Michael A. Kelly
                                            ---------------------------------
                                                 Michael A. Kelly
                                            Vice President of Finance and
                                               Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit No.   Description

10.1          Amendment No. 1 to 2000 Non-Employee Director's Stock Option Plan