Form 10-Q
period 2001-09-30
TANOX INC
filed 2001-11-13
CIK 1099414

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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



                                 (713) 578-4000
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes     X     No
                                             ------      ------

As of October 31, 2001, the registrant had 44,156,441 shares of Common Stock issued and 44,076,441 shares of Common Stock outstanding.

                                  TANOX, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            September 30, 2001       December 31, 2000
                                                                            ------------------       -----------------
                                                                                 (Unaudited)
                                 ASSETS
                                 ------

CURRENT ASSETS:
 Cash and cash equivalents                                                        $153,672,000            $ 29,264,000
 Short-term investments                                                             87,553,000             149,020,000
 Interest receivable                                                                 3,335,000               4,156,000
 Other receivables                                                                     620,000                 567,000
 Prepaid and other                                                                     621,000                 506,000
                                                                                  ------------            ------------
  Total current assets                                                             245,801,000             183,513,000

LONG-TERM INVESTMENTS                                                               25,997,000              97,637,000

PROPERTY AND EQUIPMENT:
 Land                                                                                1,689,000                       -
 Laboratory and office equipment                                                    11,489,000              11,388,000
 Leasehold improvements                                                              3,997,000               2,711,000
 Furniture and fixtures                                                                743,000                 230,000
                                                                                  ------------            ------------
                                                                                    17,918,000              14,329,000
 Accumulated depreciation and amortization                                          (6,574,000)             (5,717,000)
                                                                                  ------------            ------------
  Net property and equipment                                                        11,344,000               8,612,000

OTHER ASSETS,  net of accumulated amortization
 $178,000 and $92,000, respectively                                                  1,318,000               1,216,000
                                                                                  ------------            ------------

  TOTAL ASSETS                                                                    $284,460,000            $290,978,000
                                                                                  ============            ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                                         $  8,607,000            $  4,453,000
 Accrued arbitration award                                                           3,857,000               3,751,000
                                                                                  ------------            ------------
  Total current liabilities                                                         12,464,000               8,204,000

NOTE PAYABLE TO RELATED PARTY                                                       10,000,000              10,000,000

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; 10,000,000 shares                                          -                       -
  authorized; none outstanding
 Common stock, $.01 par value; 120,000,000 shares                                      442,000                 436,000
  authorized; 44,156,441 and 43,603,955 shares issued, respectively;
   44,076,441 and 43,603,955 shares outstanding, respectively
 Additional paid - in capital                                                      309,246,000             304,647,000
 Treasury stock, 80,000 and - shares, respectively; at cost                         (1,009,000)                      -
 Deferred compensation                                                                (103,000)               (555,000)
 Loans receivable from employees                                                      (213,000)               (442,000)
 Other comprehensive income, cumulative translation adjustment                         125,000                 196,000
 Accumulated deficit                                                               (46,492,000)            (31,508,000)
                                                                                  ------------            ------------
  Total stockholders' equity                                                       261,996,000             272,774,000
                                                                                  ------------            ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $284,460,000            $290,978,000
                                                                                  ============            ============

    See accompanying notes to condensed consolidated financial statements.

                                  TANOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                                           -------------------------------     -------------------------------
                                                                  2001            2000               2001           2000
                                                           -------------------------------     -------------------------------
REVENUES:
 Development agreement with related party                     $          -     $     2,000        $           -    $ 2,010,000
 Other development agreements and licensing fees                     3,000         201,000              287,000     10,454,000
                                                           -------------------------------     -------------------------------
  Total revenues                                                     3,000         203,000              287,000     12,464,000

OPERATING COSTS AND EXPENSES:
 Research and development                                        4,499,000       4,468,000           15,505,000     13,928,000
 General and administrative                                      2,214,000       1,509,000            6,590,000      3,986,000
 Restructuring charge                                                    -               -            3,876,000              -
                                                           -------------------------------     -------------------------------
  Total operating costs and expenses                             6,713,000       5,977,000           25,971,000     17,914,000

LOSS FROM OPERATIONS                                            (6,710,000)     (5,774,000)         (25,684,000)    (5,450,000)

OTHER INCOME (EXPENSE):
 Interest income                                                 3,022,000       4,612,000           11,143,000      8,927,000
 Interest expense                                                  (47,000)       (222,000)            (480,000)      (628,000)
 Other, net                                                         37,000           2,000               37,000        (49,000)
                                                           -------------------------------     -------------------------------
  Total other income                                             3,012,000       4,392,000           10,700,000      8,250,000

INCOME (LOSS) BEFORE INCOME TAXES                               (3,698,000)     (1,382,000)         (14,984,000)     2,800,000
 Income tax expense                                                      -         357,000                    -      2,057,000
                                                           -------------------------------     -------------------------------
NET INCOME (LOSS)                                              $(3,698,000)    $(1,739,000)        $(14,984,000)   $   743,000
                                                           ===============================     ===============================

EARNINGS (LOSS) PER SHARE:
 Basic                                                              $(0.08)         $(0.04)              $(0.34)         $0.02
 Diluted                                                            $(0.08)         $(0.04)              $(0.34)         $0.02
SHARES USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
 Basic                                                          44,153,000      42,630,000           43,988,000     39,096,000
 Diluted                                                        44,153,000      42,630,000           43,988,000     41,646,000

COMPREHENSIVE INCOME (LOSS):
 Net income (loss)                                             $(3,698,000)    $(1,739,000)        $(14,984,000)   $   743,000
 Foreign currency translation adjustment                            41,000         (20,000)             (71,000)        19,000
                                                           -------------------------------     -------------------------------
TOTAL COMPREHENSIVE INCOME (LOSS)                              $(3,657,000)    $(1,759,000)        $(15,055,000)   $   762,000
                                                           ===============================     ===============================



    See accompanying notes to condensed consolidated financial statements.

                                  TANOX, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  ---------------------------------------
                                                                                         2001                   2000
                                                                                  ----------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                 $    (14,984,000)        $      743,000
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                                                         1,127,000                857,000
   Non-cash portion of restructuring charge                                              1,624,000                      -
   In-process research and development                                                   1,066,000                      -
   Expense related to stock options                                                        307,000                470,000
Changes in operating assets and liabilities:
   (Increase) decrease in accounts and interest receivables                                397,000             (4,778,000)
   Increase in taxes payable                                                                     -              1,967,000
   Increase in prepaid and other                                                          (160,000)              (523,000)
   Increase in accounts payable and accrued liabilities                                  4,125,000              1,569,000
                                                                                  ----------------         --------------
     Net cash provided by (used in) operating activities                                (6,498,000)               305,000
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                                  (4,282,000)            (1,153,000)
   Purchases of investments                                                            (44,123,000)          (327,152,000)
   Maturities and sales of investments                                                 177,230,000             94,213,000
   Other, net                                                                                    -                 79,000
                                                                                  ----------------         --------------
     Net cash provided by (used in) investing activities                               128,825,000           (234,013,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                                           (1,009,000)                     -
   Change in employee loans                                                                229,000               (809,000)
   Proceeds from issuance of stock                                                       2,932,000            227,253,000
                                                                                  ----------------         --------------
     Net cash provided by financing activities                                           2,152,000            226,444,000
IMPACT OF EXCHANGE RATES ON CASH                                                           (71,000)                20,000
                                                                                  ----------------         --------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                  124,408,000             (7,244,000)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                  29,264,000             44,242,000
                                                                                  ----------------         --------------
   End of period                                                                  $    153,672,000         $   36,998,000
                                                                                  ================         ==============

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES WERE AS FOLLOWS:
   Common stock issued for acquisition                                            $      1,818,000         $            -


  The accompanying notes are an integral part of these financial statements.

                                  TANOX, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2001
                                  (UNAUDITED)

NOTE 1.  BASIS OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X and include the accounts of Tanox, Inc. and its wholly owned subsidiaries (collectively the "Company" or "Tanox"). Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for fair presentation have been included. These condensed consolidated interim financial statements and notes thereto should be considered in conjunction with the Company's Consolidated Financial Statements and accompanying Notes for the year ended December 31, 2000. Results of the interim period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2.  ACQUISITION OF PANGENETICS B.V.

In March 1998, Tanox acquired the common stock of Tanox Pharma B.V. (formerly PanGenetics B.V.), a biotechnology company located in Amsterdam, The Netherlands. Tanox recorded the transaction for accounting purposes as a purchase, and the consolidated financial statements include the operations of Tanox Pharma subsequent to the acquisition date. Under the terms of the stock purchase agreement, Tanox purchased Tanox Pharma for an initial cash payment of $508,000 and 226,409 shares of common stock, valued at $11.25 per share, for a total initial consideration of $3,055,000. In addition, Tanox agreed to pay future consideration, in two installments, upon the occurrence of specified future events. These events include originating at least three additional research projects within a three year period, retaining the services of two individuals for 36 months and maintaining a certain level of government grants and subsidies. In September 1999, Tanox made the second installment payment of $333,000 in cash and 242,075 shares of common stock valued at $12.50 per share, for total additional consideration of $3,359,000.

Tanox management believes that certain events upon which full payment of the purchase price was dependent did not occur and, in accordance with the stock purchase agreement, the total consideration should be reduced by 20%. The third installment payment was recorded in the second quarter of 2001 and consisted of $133,000 in cash and 60,518 shares of common stock, totaling $2.0 million, which reflects the 20% reduction in total consideration. Based on the appraisal performed at the time of the acquisition, the third payment was allocated to in-process research and development and goodwill for $1,066,000 and $886,000, respectively. As discussed in Note 10, the sufficiency of the amount paid in the third installment is being disputed by the sellers.

NOTE 3.  RESTRUCTURING CHARGE

In connection with a periodic review and assessment of Tanox's research programs, management made the decision to streamline its research activities and to consolidate the Taiwan, Dutch and U.S. research operations into a single site at the Company's headquarters in Houston. In June 2001, management approved a formal restructuring plan ("the Plan") to close Tanox's research facility in Amsterdam. Tanox recorded a restructuring charge for the Plan of $3.9 million or $0.09 per share in June 2001, which includes a restructuring accrual for cash expenses of $2.3 million and non-cash charges of $1.6 million for impairment of goodwill and write-down of assets.

The activity in the accrual for the quarter ended September 30, 2001, was as follows:



                                          Balance at     Estimate       Less:          Balance at
                                        June 30, 2001    Revision    Amount Paid   September 30, 2001
                                        -------------   ----------   -----------   ------------------
Severance and related costs                $  450,000   $ 160,000       $265,000           $  345,000
Termination of government grants
   and subsidies                              646,000           -              -              646,000
Termination of leases and research
   agreements                                 969,000    (301,000)             -              668,000
Other                                         187,000     141,000         34,000              294,000
                                           ----------   ---------       --------           ----------
         Total                             $2,252,000   $       -       $299,000           $1,953,000
                                           ==========   =========       ========           ==========


Included in the restructuring charge are incremental costs to terminate 17 employees, exit licensing, research and office lease arrangements, and make payments for idle facilities. As of September 30, 2001, all employees have been terminated.

The Company expects to substantially complete the Plan within one year. As of September 30, 2001, $299,000 of the restructuring expenses had been paid, and a restructuring liability of $2.0 million is reflected in the accompanying balance sheet. The remainder of the accrual represents managements best estimate, based on available information as of September 30, 2001, of identifiable and quantifiable costs that the Company will incur as a result of the Plan. The actual expenses may differ from the estimates, and any adjustments will be reflected in future results.

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

Since Tanox incurred net losses for the three-month period ended September 30, 2000 and three-month and nine-month periods ended September 30, 2001, basic and diluted EPS are the same for these periods. The following table reconciles basic and diluted EPS for the nine-month period ended September 30, 2000:

                                                                 Per Share
                                     Net Income     Shares         Amount
                                     ----------     ------         ------
Basic EPS                            $743,000       39,096,000       $0.02
                                                                     =====
Effect of dilutive securities -
   options outstanding                      -        2,550,000
                                     --------       ----------
Diluted EPS                          $743,000       41,646,000       $0.02
                                     ========       ==========       =====


NOTE 6.  INITIAL PUBLIC OFFERING

On April 12, 2000, Tanox concluded the principal part of its initial public offering of common stock and, on May 11, 2000, completed the offering with the exercise by the underwriters of their over-allotment option. In the offering, Tanox sold 8,568,000 shares of common stock at $28.50 per share for gross proceeds of $244.2 million, including the underwriters' over-allotment option. The net proceeds from the offering were $225.8 million. The proceeds of the IPO have been invested principally in money markets investments, investment grade commercial paper and corporate bonds with maturities of less than two years and which are classified as held-to-maturity.

NOTE 7.  SHORT-TERM AND LONG-TERM INVESTMENTS

At December 31, 2000 and September 30, 2001, all of Tanox investments were classified as held-to-maturity and carried at amortized cost. During the nine months ended September 30, 2001, Tanox sold $18.6 million of these investments prior to the maturity date, due to the deterioration in the investment issuer's credit worthiness. A realized gain of $205,000 was recognized as interest income in the accompanying consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2001. At December 31, 2000 and September 30, 2001, the fair value of investments was $246.7 million and $113.1 million, respectively. As long-term investments matured during 2001, the Company has reinvested in cash equivalents and investments with maturities of less than 2 years.

NOTE 8.  TREASURY STOCK

In September 2001, the Board of Directors of Tanox authorized the repurchase, at management's discretion, of up to $4.0 million of the Company's common stock, and, in September 2001 the Company purchased 80,000 shares for a total of $1.0 million. The purchase was made in September 2001, and settled in October 2001; therefore, the purchase price of $1.0 million is included in accounts payable and accrued liabilities in the accompanying balance sheet at September 30, 2001.

NOTE 9.  SHAREHOLDER RIGHTS AGREEMENT

On July 27, 2001, the Board of Directors of Tanox declared a dividend of one right ("Right") for each outstanding share of the common stock of record at the close of business on August 10, 2001. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share (a "Fractional Share") of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $140 per Fractional Share, subject to adjustment. The Rights generally become exercisable if an acquiring party accumulates 20% or more of the common stock and, in such event, the holders of the Rights (other than the acquiring person) would be entitled to purchase either the Company's stock or shares in an acquiring entity at half of market value. The Company would generally be entitled to redeem the Rights at

$0.01 per Right at any time until the tenth day following the time the Rights become exercisable. The Rights will expire on August 10, 2011. A description and terms of the Rights are set forth in the rights agreement dated as of July 27, 2001 between the Company and American Stock Transfer & Trust Company, as rights agent.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Tanox is currently engaged in litigation and arbitration relating to a fee dispute with the law firms that represented Tanox in a lawsuit with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award in 1999 entitling the attorneys to receive approximately $3.5 million, including interest, with payments ranging from 33 1/3% to 40% of the future payments Tanox may receive from Genentech following product approval, and 10% of the royalties that Tanox may receive on sales of anti-IgE products by Genentech and Novartis. The Company is contesting this award. During the appeals process, the Company is required to post a bond or place amounts in escrow to secure payment of the award. Tanox posted with the court a $4.1 million supersedeas bond to continue the appeals process and to secure payment of the award. At September 30, 2001, Tanox had reflected an accrued liability of $3.9 million for the arbitration award, including accrued interest thereon, in its consolidated financial statements.

In connection with Tanox's acquisition of Tanox Pharma in March 1998, Tanox paid initial consideration of $508,000 and 226,409 shares of its Common Stock, and agreed to pay future consideration, in two installments, subject to the occurrence of specified events. Tanox believes that certain events did not occur, and, in accordance with the terms of the Stock Purchase Agreement, the total consideration payable was reduced by 20%. The former stockholders of Tanox Pharma have disputed this position, and Tanox sought a declaratory judgment in state court in Harris County, Texas to resolve the dispute. The former stockholders have brought claims which assert that all contingencies had been met, therefore requesting payment of the full amount of the third installment, as well as return of 51% of the stock of Tanox Pharma. The full amount of the third installment under the parties' agreement is $333,336 and 151,294 shares of common stock. In addition, the former stockholders have asserted that they are entitled to additional shares because Tanox declared a stock dividend in February 2000. Tanox also disagrees with this assertion. Tanox does not believe the outcome will have a material adverse effect on its financial position or liquidity.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Tanox, Inc. is a biopharmaceutical company with demonstrated expertise in monoclonal antibody technology. We are engaged in the discovery and development of therapeutic monoclonal antibodies designed to address significant unmet medical needs in the areas of asthma, allergy, inflammation and other diseases affecting the human immune system. Xolair(TM), Tanox's most advanced product in development, is an anti-immunoglobulin E, or anti-IgE, antibody which is being developed for allergic asthma, seasonal allergic rhinitis (hay fever) and perennial allergic rhinitis in collaboration with Novartis Pharmaceutical Corporation and Genentech, Inc. Xolair successfully completed Phase III clinical trials in both allergic asthma and seasonal allergic rhinitis, and, based on the results of these trials, on June 2, 2000, our collaboration partners filed for marketing approval in the United States, the European Union ("EU"), Switzerland, Australia and New Zealand for both indications. In July 2001, Genentech and Novartis received a complete response letter from the U.S. Food and Drug Administration ("FDA") on the Xolair(TM) marketing application. According to Genentech and Novartis, the letter requests additional preclinical and clinical data analyses, as well as confirmation that the pharmacokinetics of the Xolair drug substance were consistent throughout the development program. The information collected by Genentech and Novartis to respond to the FDA letter will also be provided to health authorities in the EU, Switzerland, Australia and New Zealand in support of marketing applications filed with them.

In addition to Xolair, we are developing the following monoclonal antibodies to address unmet medical needs in allergic diseases or conditions:

  .  TNX-901 for severe peanut allergy is in Phase II development
  .  TNX-100 for Crohn's disease is in Phase I development
  .  TNX-355 for HIV/AIDS is in Phase I development
  .  TNX224 for cardiopulmonary bypass is in preclinical development

We currently have no products on the market. We are focusing our efforts on research and product development activities necessary to advance our product opportunities, including process development and clinical trial activities for products that are currently in the clinic or will commence clinical development in the next several months. We have incurred substantial losses since inception, and incurred an accumulated deficit through September 30, 2001, of $46.5 million. We expect to continue to incur substantial operating losses for the foreseeable future, particularly as we expand our research and development activities, produce clinical material and initiate additional clinical trials, as well as provide additional administrative support for these and other activities. We expect that losses will continue until such time, if ever, that we generate sufficient revenue from Xolair or our other products to cover our expenses.

Historically, we have earned revenues primarily from milestone payments, license fees and sponsored research under our collaboration agreements. In the future, we expect our principal revenues will be milestone payments, royalties and profit-sharing payments from Novartis and Genentech. We may also receive royalties from Hoffman-La Roche Ltd. should it participate in selling Xolair in Europe. Our revenues will depend particularly on the success of our collaboration partners in developing, manufacturing, obtaining regulatory approvals for and marketing Xolair. Because a substantial portion of our revenues for the foreseeable future will depend on achieving development and commercialization milestones, we anticipate that our results of operations will vary substantially from year to year and even quarter to quarter.

RECENT DEVELOPMENTS

Xolair(TM) Update. On October 30 and November 1, 2001, Novartis Pharma AG and Genentech, Inc. updated certain public statements regarding the marketing applications that have been filed for Xolair. In Europe, Novartis will propose a label change from allergic asthma to "at risk" asthma patients, defined as persons who, during the previous year, experienced an overnight hospitalization, underwent an intensive care unit stay, were intubated, or needed to visit an emergency room, in each case, due to asthma. Novartis will initiate new studies in late 2001 or early 2002 in this population and expects that the results will be submitted in the European Medical Evaluations Agency by 2003. In the United States, Genentech and Novartis reported that they have had several discussions with the FDA and have set the end of 2002 as their goal for submitting a Xolair Biologics License Application ("BLA") amendment. Genentech and Novartis are currently proposing an indication in allergic asthma in adolescents and adults. Once filed, the FDA has up to six months to review and act upon additional data.

Restructuring Charge. During the second quarter of 2001 and in connection with a periodic assessment of ongoing research and development programs, we determined that consolidating our research operation (then being conducted in Taiwan, Amsterdam and Houston) into a single site would enhance our capability to discover and develop products for commercialization. The consolidation of research activities is anticipated to generate cost efficiencies by eliminating potentially duplicative operating costs. In June 2001, we implemented a plan to close our facility in Amsterdam and recorded a restructuring charge of $3.9 million or $0.09 per share. For the six months ended June 30, 2001 Tanox Pharma incurred $964,000 in operating costs.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

Revenues. Revenues totaled $3,000 in the third quarter of 2001, compared to $203,000 in the third quarter of 2000. The decrease in revenues was primarily due to a reduction in licensing fee revenue.

Research and Development Expenses. Research and development expenses in the third quarter of 2001 remained consistent at $4.5 million compared to the third quarter of 2000. Salary costs for the three months ended September 30, 2001 increased due to staffing growth to support increased clinical development
activity.   The increase in expense for 2001 was off-set by the elimination of certain operating expenses associated with the closure of the Amsterdam facility in June 2001, and the effect of a $0.6 million charge in the third quarter of 2000 to acquire certain technologies from LXR Biotechnology, Inc.

General and Administrative Expenses. General and administrative expenses increased to $2.2 million in the third quarter of 2001 from $1.5 million in the third quarter of 2000. The increase relates primarily to increases in personnel and related expenses associated with building management and infrastructure, and to higher legal costs from increased litigation activity.

Other Income. Other income decreased to $3.0 million in the third quarter of 2001 from $4.4 million in the third quarter 2000. The decrease is a result of lower interest income in third quarter 2001, primarily due to lower cash and investment balances and lower interest rates in the current period.

Income Taxes. In third quarter 2001, there was no provision for income taxes due to the pre-tax loss of $3.7 million. This pre-tax loss generated a tax benefit, which was fully off-set by an increase in Tanox's valuation allowance. For the three months ended September 2000, the provision for income taxes was $357,000, due to income generated in the U.S. The Company had losses from foreign subsidiaries that were not tax deductible in the U.S., and did not off-set the U.S. tax provision. In addition, the Company generated a tax benefit from non-qualified stock option exercises in the third quarter of 2000. The benefit was reflected as a reduction to additional paid-in capital in the accompanying financial statements.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

Revenues. Revenues totaled $287,000 during the first nine months of 2001, compared to $12.5 million during the same period in 2000. The decrease in revenues during the first nine months of 2001 resulted primarily from $12.0 million in milestone revenues earned in June 2000 under our collaborative agreements with Novartis and Genentech when the BLA for Xolair was submitted to the FDA.

Research and Development Expenses. Research and development expenses were $15.5 million in the first nine months of 2001, compared to $13.9 million in the same period of 2000. The increase in research and development expense is primarily due to higher salary costs due to increased staffing, increased clinical and process development expenses related to ongoing projects, and an in-process research and development charge of $1.1 million related to the Tanox Pharma acquisition. The amount of increase was partially off-set by a $2.5 million charge in the first quarter of 2000 to acquire the right to non-exclusive licenses to patents and patent applications owned by Protein Design Labs, Inc. for up to four of our products in development, and the effect of a $0.6 million charge in the third quarter of 2000 to acquire certain technologies from LXR Biotechnology, Inc.

General and Administrative Expenses. General and administrative expenses increased $2.6 million to $6.6 million in the first nine months of 2001 as compared to $4.0 million in the first nine months of 2000. The increase relates primarily to increases in personnel and related expenses associated with building management and infrastructure, and to higher legal costs from increased litigation activity associated with the preparation and filing of significant briefs in connection with our appeal of the arbitration award and our lawsuit with Genentech and Novartis regarding our independent development rights.

Restructuring Charge. In June 2001, we implemented a plan to consolidate research operations in Houston, Texas. In connection with the closure of our facility in Amsterdam, we recorded a restructuring charge of $3.9 million. The restructuring charge primarily consisted of $610,000 for severance, $886,000 of goodwill impairment, $738,000 for write-down of assets, and $1.6 million for contract termination and exit costs.

Other Income. Other income increased $2.5 million to $10.7 million in the first nine months of 2001 from $8.3 million in the same period of 2000. This increase was principally due to an increase in interest income in 2001 resulting from higher cash and investment balances as a result of the April 2000 IPO proceeds.

Income Taxes. There was no provision for income taxes for the first nine months of 2001, due to the pre-tax loss of $15.0 million. This pre-tax loss generated a tax benefit, which was fully off-set by an increase in the Tanox's valuation allowance. For the nine months ended September 2000 our effective tax rate significantly differed from the U.S. federal statutory rate. The provision for income taxes was $2.1 million, due to income generated in the U.S. The Company had losses from foreign subsidiaries that were not tax deductible in the U.S., and did not off-set the U.S. tax provision. In addition, we generated a tax benefit from non-qualified stock option exercises for the nine months ended September 2000. The benefit was reflected as a reduction to additional paid-in capital in the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through collaboration and grant revenues, sales of equity securities, interest income and equipment financing agreements. As of September 30, 2001, we had $267.2 million in cash, cash equivalents and investments, of which $241.2 million were classified as current assets.

During the first nine months of 2001, we used $6.5 million of cash for operating activities. A net loss of $15.0 million included non-cash charges of $1.6 million for a restructuring charge, $1.1 million of in-process research and development and non-cash depreciation and amortization of $1.1 million. Investing activities provided $128.8 million of cash in the first nine months of 2001, primarily from the maturity of short-term and long-term investments. Financing activities generated $2.2 million of cash during the first nine months of 2001, primarily from the exercise of stock options, slightly off-set by the purchase of treasury stock. The combination of the above items resulted in a cash and cash equivalents increase of $124.4 million during the first nine months of 2001.

From 1994 through 1998, Novartis advanced us $10.0 million, pursuant to a loan agreement, to finance our clinical manufacturing facility. The loan bears interest at the London Interbank Offered Rate, or LIBOR, plus two percent (8.1% and 8.4% at December 31, 1999 and 2000, respectively). Through December 31, 2000, Novartis has agreed to forgive interest on the loan. For the years 1997, 1998, 1999 and 2000, the interest Novartis has forgiven has been reflected as interest expense and a capital contribution. Although the loan is currently scheduled to be due in full on December 31, 2005, Novartis may partially or totally forgive the principal and future interest payments based on the future use of the facility. We have pledged all the clinical manufacturing facility assets as security for the Novartis loan.

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

We are currently engaged in litigation and arbitration relating to a fee dispute with the law firms that represented us in a lawsuit with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award in 1999 entitling the attorneys to receive approximately $3.5 million, including interest, with payments ranging from 33 1/3% to 40% of the future payments we may receive from Genentech following product approval, and 10% of the royalties that we may receive on sales of anti-IgE products by Genentech and Novartis. We are contesting this award. During the appeals process, we are required to post a bond or place amounts in escrow to secure payment of the award. We posted with the court a $4.1 million supersedeas bond to continue the appeals process and to secure payment of the award.

RECENT ACCOUNTING DEVELOPMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Under this Statement, the FASB established a single accounting model for valuation of long-lived assets. The provisions of SFAS No. 144 are required to be applied by Tanox for the 2002 fiscal year, and as such, we will adopt the Statement on January 1, 2002. We believe that our valuation of long-lived assets is in accordance with SFAS No. 144.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks, including foreign currency exchange fluctuations and changes in interest rates. In the normal course of business, we have established policies and procedures to manage these risks.

Foreign Currency Exchange Rates. At September 30, 2001, the balance sheet reflects a foreign currency translation adjustment of $125,000. We are subject to foreign currency exchange risk because:

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

Interest Rate Risk. Cash and investments were approximately $267.2 million at September 30, 2001. These assets were primarily invested in money market investments, investment grade commercial paper and corporate bonds with maturities of less than two years, which we intend to hold to maturity. We do not invest in derivative securities. Although our portfolio is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would actually be recognized in earnings unless we sell the asset or the asset's decline in value is judged to be other-than-temporary. In addition, our loan from Novartis is based on a premium over LIBOR. As such, if general interest rates increase, our interest costs will increase.

Factors Affecting Forward-Looking Statements. Some of the information in this Quarterly Report on Form 10-Q contains forward-looking statements. We typically identify forward-looking statements by using terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential", "continue" or similar words, although we express some forward-looking statements differently. You should be aware that actual events could differ materially from those suggested in the forward-looking statement due to a number of factors, including:

  .  the ability to develop safe and efficacious drugs;

  .  failure to achieve positive results in clinical trials;

  . failure to receive, or delay in receiving, marketing approval for our products;

  .  failure to successfully commercialize our products;

  .  relationships with our collaboration partners;

  .  the outcome of various legal proceedings;

  .  variability of royalty, licenses and other revenues;

  .  ability to enter into future collaboration agreements;

  .  competition and technological change; and

  .  existing and future regulations affecting our business.

You should also consider carefully the other factors identified in our Annual Report on Form 10-K for the year ended December 31, 2000, which could cause our actual results to differ from those set forth in the forward-looking statements.

                                    PART II
                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

Tanox, Inc. vs. Novartis Pharma AG, American Arbitration Association No.
50 T 153 00119 99; Genentech, Inc., Genentech International Limited and Novartis Pharma AG vs. Tanox, Inc., Case No. C 99-2060; and Tanox, Inc. vs. Genentech, Inc. and Genentech International Limited, American Arbitration Association No. 74 Y 181 1113 99. On October 9, 2001, the U.S. District Court for the Northern District of California ruled on the motions for limited summary judgment that were filed by Tanox, Genentech and Novartis earlier this year. The Court granted summary judgment in our favor, finding that, pursuant to the Development and Licensing Agreement we have with Novartis, we have independent development rights and that nothing in the Outline of Terms among Tanox, Genentech and Novartis superseded those rights. The Court noted that we may proceed with the development of TNX-901 and that we may use information acquired under our tripartite agreement with Genentech and Novartis in connection with our development of TNX-901. The Court also lifted the stays on arbitration proceedings that we have pending with each of Genentech and Novartis.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 6, 2000, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1, Commission File No. 333-96025, registering the sale of 8,568,000 shares of our common stock (including the over-allotment option) for net proceeds of $225,838,000. None of the proceeds from the initial public offering were used during the nine months ended September 30, 2001; however, we expect that our use of these proceeds will be as described in the prospectus to our Registration Statement. Pending such use, the net proceeds are invested in interest-bearing investment-grade securities.

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

In September 2001, we repurchased 80,000 shares of our common stock on the open market for $1.0 million. These shares have been recorded as treasury stock in the accompanying September 30, 2001 balance sheet.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

       None

(b)  Reports on Form 8-K.

We filed a current report on Form 8-K on July 10, 2001 to report, pursuant to
Item 5, the receipt by Genentech and Novartis of a Complete Response letter from the U.S. FDA for the Biologics License Application for Xolair.

We filed a current report on Form 8-K on August 3, 2001 to report, pursuant to
Item 5, the declaration of a rights dividend on outstanding shares of our common stock and the adoption of the Rights Agreement between Tanox and American Stock Transfer & Trust Company, as rights agent.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TANOX, INC.



Date:  November 12, 2001                       By:       Michael A. Kelly
                                                  -----------------------------
                                                         Michael A. Kelly
                                                  Vice President of Finance and
                                                     Chief Financial Officer