Form 10-K405
period 2001-12-31
TANOX INC
filed 2002-03-11
CIK 1099414

                          SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
-------------------------------------------------------------------------------

                                    FORM 10-K

(Mark one)
   /X/   Annual Report Pursuant to Section 13 or 15(D) of the
         Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2001 or

  / /    Transition Report Pursuant to Section 13 or 15(D) of the
         Securities Exchange Act of 1934 for the Transition Period from ______________ to ______________

                        Commission File Number 000-30231

                                  TANOX, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                        76-0196733
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

              10301 Stella Link
               Houston, Texas                        77025
  (Address of principal executive offices)         (Zip code)

   (Registrant's telephone number, including area code) 713-578-4000

   Securities Registered Pursuant to Section 12(b) of the Act:  None

   Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock,
                                                                $.01 par value
                                                                Preferred Share
                                                                Purchase Rights

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/

         The aggregate market value of the registrant's common stock held by nonaffiliates as of February 28, 2002 was $325,022,645.

         Indicate the number of shares outstanding of the issuer's common stock as of February 28, 2002: 44,077,401 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Items 10, 11, 12 and 13 of Part III will be included in the registrant's definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

                               TABLE OF CONTENTS

PART I                                                                                         Page
                                                                                               ----
ITEM 1.  Business............................................................................   1
           Overview..........................................................................   1
           Background........................................................................   1
           Our Strategy......................................................................   2
           Our Product Development Programs..................................................   4
           Collaboration and Licensing Agreements............................................  10
           Patents and Proprietary Rights....................................................  12
           Government Regulation.............................................................  14
           Competition.......................................................................  16
           Manufacturing.....................................................................  17
           Research and Development..........................................................  18
           Marketing and Sales...............................................................  18
           Employees.........................................................................  18
           Corporate History.................................................................  19
           Forward-Looking Statements........................................................  19
           Factors That May Affect our Future Results........................................  20
           Executive Officers of Tanox.......................................................  30
           Scientific Advisors...............................................................  32
ITEM 2.  Properties..........................................................................  32
ITEM 3.  Legal Proceedings...................................................................  33
ITEM 4.  Submission Of Matters To A Vote Of Security Holders.................................  34

PART II
ITEM 5.  Market Price of the Registrant's Common Stock and Related Stockholder Matters.......  35
ITEM 6.  Selected Financial Data.............................................................  36
ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of
          Operations.........................................................................  36
           Overview..........................................................................  36
           Critical Accounting Policies......................................................  37
           Results of Operations.............................................................  38
           Liquidity and Capital Resources...................................................  40
           Recent Accounting Developments....................................................  41
ITEM 7A. Qualitative and Quantitative Disclosures About Market Risk..........................  42
ITEM 8.  Financial Statements And Supplementary Data.........................................  43
ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure........................................................................  66

PART III
ITEM 10. Directors and Executive Officers of the Registrant..................................  66
ITEM 11. Executive Compensation..............................................................  66
ITEM 12. Security Ownership of Certain Beneficial Owners and Management......................  66
ITEM 13. Relationships and Related Transactions..............................................  66

PART IV
ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................  66

ITEM 1.  BUSINESS

OVERVIEW

Tanox identifies and develops therapeutic monoclonal antibodies to address significant unmet medical needs in the areas of asthma, allergy, autoimmune, inflammation and other related diseases. Tanox's products are genetically engineered antibodies that target a specific substance, or antigen. In 1987, we discovered a novel approach for treating allergies and asthma by using anti-immunoglobulin E, or anti-IgE, antibodies capable of blocking IgE, a causative agent of the allergy pathway, thus preventing the onset of disease symptoms. XolairTM (tradename for Omalizumab), our most advanced product in development, is a humanized monoclonal antibody that blocks IgE. Its therapeutic effect has been validated through clinical trials in patients suffering from allergic asthma, seasonal allergic rhinitis (hay fever) and perennial allergic rhinitis. We are developing Xolair in collaboration with Novartis Pharma AG and Genentech, Inc. In June 2000, our collaboration partners filed a Biologics License Application (BLA) with the U. S. Food and Drug Administration (FDA) and a submission for marketing approval with health authorities in the EU, Switzerland, Australia, and New Zealand for allergic asthma and hay fever in adults, adolescents and children. Following receipt of a Complete Response Letter in July 2001, our collaboration partners are expected to submit an amendment to the BLA in 2002 or early 2003, which will narrow the proposed initial claim to allergic asthma in adults and adolescents.

Using our knowledge of the human immune system, we are building a diverse pipeline of monoclonal antibody product candidates. We are conducting clinical trials with three additional monoclonal antibodies. TNX-901, a humanized anti-IgE monoclonal antibody distinct from Xolair, is currently in a Phase 2 trial to evaluate the potential of TNX-901 to reduce the sensitivity to peanut allergen in patients suffering from severe peanut allergy. TNX-100 is an anti-CD40 monoclonal antibody currently in a Phase 1 trial for treating Crohn's disease. TNX-355, an anti-CD4 antibody, is in a Phase 1 trial for treating HIV. We are also conducting preclinical and research studies with TNX-224, a complement factor D inhibiting antibody for treating acute inflammatory indications.

BACKGROUND

HUMAN IMMUNE SYSTEM

The human immune system has three general mechanisms that protect the body against infections, toxins and cancer by responding to and clearing these agents that have penetrated the body's protective barriers. These harmful agents express molecules (antigens) that can be recognized as foreign by the host immune system. These protective immune mechanisms are:

  . Antibodies. The body produces proteins called antibodies that deactivate and help remove foreign antigens from the body. Each antibody matches an antigen much as a key matches a lock. Antibodies are made by specialized white blood cells called B cells. With the help of other white blood cells, such as antigen presenting cells and helper T cells, a B cell can manufacture millions of identical antibody molecules and releases them into the bloodstream.

  . Cell-Mediated Immune Response. The second protective immune mechanism relies on cells to recognize and destroy pathogen-infected cells or cancer. This mechanism is known as cell-mediated immunity. T cells are important in cell-mediated immune responses. Some T cells, called killer T cells, seek out and kill cancer cells or virus-infected cells. Helper T cells also play a role in cell-mediated immune response by stimulating inflammatory cells called macrophages to actively destroy foreign antigens, microorganisms and cancer cells.

  . Innate Immune Response. Innate immunity is the body's first line of defense against injury and infection and serves a surveillance and maintenance role. One part of the innate immune system involves white blood cells called phagocytes (literally, "cell-eaters") that can engulf and digest foreign microorganisms and other antigens. Important phagocytes, including macrophages, rid the body of dead cells and other debris, and granulocytes, including neutrophils, which contain granules filled with potent chemicals, function to kill invading microorganisms. Natural killer cells, another component of this system, have the ability to recognize and kill foreign cells. Another part of the innate immune response is known as the complement system. The complement system includes a series of proteins that work to "complement" the activity of antibodies in destroying bacteria, either by stimulating the macrophages and neutrophils, or by puncturing the bacterial cell membrane to kill the cells. These proteins also cause the neutrophils to accumulate at the site of infection or tissue damage.

Most of the time, the immune system protects us from infections, cancer and some toxic agents. However, the immune system may, under certain circumstances, cause the disease or symptoms of disease. For example, in the case of allergic diseases, such as asthma and hay fever, the immune system responds to the antigen, or allergen in this case, by producing an IgE form of antibody. IgE is instrumental in triggering the symptoms of the disease. In other cases, T and B cells may recognize a part of the body as foreign, triggering an immune response against the body resulting in an autoimmune disease with associated destruction of healthy tissue or biochemical dysfunction.

MONOCLONAL ANTIBODIES AS THERAPEUTICS

Monoclonal antibodies represent an exciting new area of therapeutic product development. Genetically engineered monoclonal antibodies are man-made antibodies that target a specific antigen. Most monoclonal antibodies are derived from animals such as mice. Advances in antibody design technologies have enabled scientists to develop humanized (human-like) and fully human antibody products that can be administered to patients on a chronic basis with reduced concern for adverse responses by the human immune system. Advances in antibody production technologies, such as high productivity fermentation and experimental technologies such as transgenic plants and animals, have enabled manufacturers to produce antibody products more cost-effectively. Because of these advances, 11 monoclonal antibodies have already been approved for marketing as therapeutics by the FDA, and a large number of monoclonal antibodies are currently undergoing clinical and preclinical investigation.

OUR STRATEGY

Our objective is to leverage our expertise in monoclonal antibodies and understanding of the human immune system to advance our product pipeline and become a profitable biopharmaceutical company. We intend to accomplish this through the following strategic goals and initiatives:

..    Achieve a leadership position in developing innovative and effective therapies for treating asthma, allergies, inflammatory and immune system diseases, and advance those therapies into profitable products.

     1. Advance our pipeline products as efficiently as possible. We hope to translate our expertise in developing innovative therapies into successfully marketed products. To this end we have significantly enhanced our in-house capability to shepherd products through clinical development and the FDA review process, and to manufacture clinical supplies. Also, for our second product in the development pipeline, TNX-901, we have completed enrollment for the Phase 2 trial in patients with severe peanut allergy. In addition, we are completing the Phase I clinical study of TNX-100 in patients with Crohn's disease.

     2. Maximize the market opportunity for anti-IgE antibodies. Based on the favorable results of Phase 3 clinical trials of Xolair, we are interested in identifying diseases and conditions for which anti-IgE antibodies are likely to provide a safe and effective therapy. For Xolair, we intend to work with our partners, Novartis and Genentech, to pursue commercial opportunities in asthma and potential future indications, including allergic rhinitis. Concurrently, we are pursuing the independent development of TNX-901, another anti-IgE, to treat patients suffering from food allergy.

     3. Retain new SAB members who are leaders in immune system function. This year Drs. John P. Atkinson and Donald MacGlashen joined our Scientific Advisory Board (SAB). Dr. Atkinson is the Samuel Grant Professor of Medicine at the Washington University School of Medicine and is a leading authority on the complement system. Dr. MacGlashen is an associate professor of Medicine at the Johns Hopkins Asthma and Allergy Center, where his laboratory is focused on understanding IgE-mediated signal transduction in human basophils and mast cells. We anticipate that these individuals will help guide our research efforts to develop possible treatment targets.

..    Become a profitable, fully integrated biopharmaceutical company with in-house capabilities from drug discovery and licensing through commercialization.

     1. Expand our biologics manufacturing capability. Having enhanced our research and clinical development groups, we are evaluating alternatives for biologics manufacturing. In 2002, we expect to begin operation of our pilot plant for the production of Phase 3 clinical supplies of TNX-901. We are also investigating construction of a large-scale facility for commercial production of biological products.

     2. Carefully control our costs, particularly pending regulatory review of Xolair. With the regulatory delays and developments we encountered in 2001, one of our priorities in 2002 remains prudent budgeting and cost planning. While we are committed to moving our product pipeline forward, we are conscious of the need to preserve cash and control costs so that we can reach our goal of becoming profitable. As part of this effort, we are actively pursuing out-license opportunities, both exclusive and non-exclusive, for intellectual property that does not fit within our research and development plans for the foreseeable future.

     3. Form strategic collaborations to support development and commercialization of our products. To enable us to develop a greater number of products, we may deem it advantageous to partner with large pharmaceutical and biotechnology companies. These partnerships allow us to obtain funding and marketing support for our development activities, reducing the substantial financial investment that is required of us to develop our products, and providing us with domestic and international marketing and sales expertise for our partnered products once approved. To the extent economically feasible, we expect to retain strategically important development, manufacturing or marketing rights in order to maximize the value of our drug development opportunities.

..    Build a technology platform for effective development of antibody-based products.

     1. Continue to Identify and Develop Novel Monoclonal Antibodies. We have focused on the research and development of monoclonal antibodies since our inception and have successfully identified and obtained patents for novel monoclonal antibodies with potential therapeutic applications. We believe that monoclonal antibodies will be one of the primary areas of pharmaceutical development for the foreseeable future, particularly as genomic and proteomic research identifies novel disease targets. We will continue to apply our expertise in immunology and antibody development to generate new antibodies that bind to these novel targets and block the disease pathways. We will focus on diseases for which current therapies are substandard or unavailable and the market opportunities are large.

     2. Identify Attractive Acquisition and In-licensing Candidates. In addition to our in-house research program, we identify and evaluate opportunities to acquire or in-license products and technologies that will supplement our product pipeline. We believe that we are well positioned to continue to attract in-licensing and acquisition candidates as a result of our demonstrated expertise in immunology and monoclonal antibodies, and our manufacturing capabilities.

OUR PRODUCT DEVELOPMENT PROGRAMS

Our lead product, Xolair, has completed clinical development in several indications and has been submitted for registration. We have three additional products in clinical development and are evaluating several potential product candidates in research and preclinical studies. Our drugs target various elements or malfunctions of the immune system underlying the cause of disease. We have designed drugs to deactivate or reduce the activity of the immune system for diseases caused by over-activation or inappropriate activation of immune responses, such as autoimmune and allergic diseases and acute inflammation. We also have designed drugs to activate the immune system for treatment of diseases where boosting immune protection is desirable, such as AIDS, infectious diseases and cancer. Our products have either resulted from our internal research and development activities or were in-licensed or acquired.

The table below summarizes the development status for our principal product candidates.

               Antibody
Product       Description               Indication                  Status             Partners
--------      -----------               -----------                 ------             ---------
Xolair        Anti-IgE              Allergic Asthma              Registration      Novartis/Genentech
                                 Seasonal Allergic Rhinitis    Phase 3 Completed   Novartis/Genentech
                                 Perennial Allergic Rhinitis   Phase 3 Completed   Novartis/Genentech

TNX-901/1/   Anti-IgE            Severe Peanut Allergy              Phase 2                --

TNX-100/2/   Anti-CD40             Crohn's Disease             Phase I Completed           --
TNX-335      Anti-CD4                HIV/AIDS                       Phase 1                --

TNX-224      Anti-complement       Acute Inflammation             Preclinical              --
             Factor D

------------------------------
/1/ Novartis and Genentech are disputing our rights to independently develop TNX-901, as discussed under "Item 3. Legal Proceedings."
/2/ We have the right to develop and commercialize TNX-100 in Europe and Japan only.

ANTI-IGE DEVELOPMENT--XOLAIR

Xolair is a humanized anti-IgE monoclonal antibody designed to prevent symptoms of allergic asthma and allergic rhinitis. In allergic diseases, the immune system responds to the antigen, or allergen in this case, by producing IgE. IgE binds to the surface of mast cells and basophils through high affinity IgE receptors on the cell surface. These cells, which are found in tissue and also circulate in the blood, contain chemicals such as histamine and leukotrienes, which induce inflammation. The first time an allergy-prone person is exposed to an allergen, he or she makes IgE antibodies specific to that allergen. These IgE molecules circulate in the blood stream and find their way to attach to the mast cells or basophils, thereby arming these cells. When a mast cell or basophil armed with allergen specific IgE on its surface again comes in contact with its specific allergen, the allergen will bind to the specific IgE molecules, with resultant cross-linking of the underlying receptors on the cell surface. This event signals the mast cell or basophil to release its powerful chemicals, causing tissue inflammation and asthma and allergy symptoms, including wheezing, coughing, sneezing, runny nose, watery eyes and itching. Xolair binds to circulating IgE, preventing IgE from binding to and arming mast cells and basophils, and thereby blocks or inhibits the allergic response.

We are developing Xolair in collaboration with Novartis and Genentech. Phase 3 clinical trials have been successfully completed in allergic asthma, seasonal allergic rhinitis and perennial allergic rhinitis. We expect Xolair to be administered by subcutaneous injections once or twice per month.

Market Opportunity

Allergic reactions triggered by IgE include allergic asthma and allergic rhinitis.

Asthma. Asthma makes breathing difficult and is potentially life threatening. According to a report by Decision Resources: Immune Disease, Asthma 1998, approximately 35.6 million people in the top seven global markets (France, Germany, Italy, Spain, the United Kingdom, Japan and the United States) suffer from asthma. Approximately two-thirds of these patients have allergic asthma. In the United States, there are 17 million asthmatics. Approximately 8.5 million of these patients have moderate to severe asthma and depend on the use of corticosteroids to control asthma symptoms. 5% of asthmatic patients with disease symptoms are not adequately controlled by current medication. Corticosteroids (primarily inhaled but also systemic) and beta-agonists, the mainstay of asthma therapy, are usually effective, yet each is associated with specific safety drawbacks. Particular side effects of even inhaled corticosteroid treatment include osteoporosis, cataracts and growth retardation in children. Beta-agonists offer only symptom relief and do not control the underlying inflammation. Leukotriene modifiers, a new class of controller medications with the potential to reduce steroid requirements, are modestly effective for many patients. However, these modifiers have been associated with drug interactions and adverse events including liver injury. Increasing use of beta-agonists indicates inadequate control of the underlying inflammation that causes asthma.

Allergic Rhinitis. Allergic rhinitis is a disease characterized by runny nose, sneezing, congestion, itchy eyes and similar symptoms, and includes hay fever. Allergic rhinitis afflicts approximately 39.5 million people in the United States, most of whom have seasonal allergies and many of whom also suffer from allergic asthma. Doctors commonly treat the symptoms of allergic rhinitis with antihistamines, decongestants, nasal steroids and other drugs. They sometimes prescribe allergy shots, called hyposensitization therapy, for severely allergic persons, which can be effective if the treating health care professional knows the allergen to which the patient is reacting. However, it is often difficult to identify which allergen(s) causes the patient's allergy, and the frequent and lengthy treatment protocols, coupled with limited effectiveness in many patients, and the potential for serious adverse side effects, generally lessen the desirability of hyposensitization.

Development Status and Clinical Data

Moderate to Severe Allergic Asthma. Three Phase 3 clinical trials in patients with moderate to severe allergic asthma have been completed in adults (including adolescents) (12-75 years) or children (6-12 years). The three randomized, placebo-controlled, multicenter clinical trials included: 525 patients in the U.S. adult study; 546 patients in the European adult study; and 334 patients in the U.S. pediatric study.

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

Patients were monitored for asthma exacerbations, which were defined as symptoms requiring a doubling of inhaled corticosteroids or initiation of oral or parenteral corticosteroids to obtain adequate asthma control. These trials included a 28-week core treatment period divided into two phases, which were followed by a five-month treatment extension period, as follows:

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

In patients receiving Xolair as compared to placebo, the reduction in steroid dosage, as assessed by both the median reduction and the percentage of patients able to completely withdraw from inhaled steroids by the end of the steroid reduction period, was greater in all three studies (p <= 0.001 for all comparisons). In the adult studies, more than twice as many Xolair-treated (approximately 40%) as placebo-treated patients (approximately 20%) were able to completely withdraw from corticosteroids, and in the pediatric studies the proportions were 69% vs. 39%, respectively.

The mean number of exacerbations per patient was significantly less in Xolair-than in placebo-treated patients during both the stabilization and steroid reduction phases in the adult trials (p <= 0.006 for all comparisons), and there was a strong trend in this direction in the pediatric trial (p = 0.09 for both phases). In the adult studies, Xolair-treated patients experienced approximately half the number of exacerbations as did the placebo-treated patients, and in the pediatric study, approximately 25% fewer exacerbations.

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

Data from the two adult trials were pooled, and the patients were grouped into mild, moderate and severe according to asthma severity at baseline based upon airway flow rates (FEV1). Significantly greater reductions in inhaled corticosteroids in Xolair than placebo-treated patients were observed in all three severity categories.

Xolair was well tolerated. The incidence of adverse events during the Phase 3 trials was similar in both the Xolair and placebo groups. Adverse events suspected as being drug related that occurred more frequently in Xolair patients than in placebo patients were fatigue (0.5% vs. 0.1%), rash (0.4% vs. 0%), and urticaria (skin itching and hives) (0.4% vs. 0.1%). No anti-drug antibodies were detected, and there was no evidence of immune complex disease. Furthermore, there was no increase in the incidence of parasitic infections.

Severe Allergic Asthma. To confirm efficacy in the severe allergic asthma patient, a separate Phase 3b study was conducted in 246 adolescents and adults. The design and treatment regimens were similar to the previous studies in moderate to severe patients, except patients required much higher doses of inhaled steroids and had lower airway flow rates (FEV1) at baseline. As compared to placebo-treated patients,

Xolair-treated patients were able to achieve significantly better Asthma Symptom and Quality of Life scores, and were able to more significantly reduce their dosages of inhaled corticosteroids.

Seasonal Allergic Rhinitis. A Phase 3 clinical trial of Xolair for seasonal allergic rhinitis was conducted in Scandinavia during the spring 1998 birch season. The randomized, placebo-controlled, multicenter clinical trial examined symptoms of rhinoconjunctivitis and rescue medication usage in 251 adult and adolescent patients with a history of birch pollen allergy. Patients were treated with 300 mg of Xolair or placebo via subcutaneous injection every three or four weeks and treatment lasted eight or nine weeks. Patients received rescue medications, such as antihistamines, when their symptoms were severe enough to require additional medication. This Phase 3 clinical trial confirmed the statistically significant results of an earlier pivotal Phase 2 trial in 536 patients conducted during the 1997 ragweed season in the United States.

Results from the Phase 3 seasonal allergic rhinitis trial showed that:

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

   . Xolair treatment was safe and well tolerated. In this and in the previous trials, no antibodies against Xolair were detected and no serum sickness, immune complex disease, severe allergic reactions or other allergy-related side effects were reported. Less than 2% of Xolair-treated patients experienced side effects of headache (1.8%) and upper respiratory infection (1.2%). Three subjects reported urticaria following Xolair injections (0.5% of all Xolair injections). The incidence of adverse events was similar for the Xolair and placebo groups.

Perennial Allergic Rhinitis. A Phase 3b clinical trial of Xolair for perennial allergic rhinitis (PAR) was completed in adults (including adolescents) (12-75 years). The randomized, double-blinded, placebo-controlled, multicenter clinical trial included 289 patients with moderate to severe PAR.

After a two-week run-in period (baseline), patients were treated with Xolair (150-300 mg every four weeks or 225-375 mg every two weeks, depending on baseline serum total IgE and body weight) or placebo, administered subcutaneously for 16 weeks. Severity of nasal symptoms (sneezing, itchy nose, runny nose and stuffy nose), post nasal drip, ocular symptoms (itchy eyes, watery eyes and red eyes) and rescue medication requirement were significantly lower in the Xolair group compared with placebo. Xolair also was found to be effective in the subsets of patients who had previously failed to be adequately controlled by nasal corticosteroids or specific immunotherapy (allergy shots). There were no drug-related serious adverse events, and the incidence of adverse events was lower in the Xolair group (77%) than in the placebo group (85%).

Additional Studies. To increase the safety database, Genentech and Novartis are conducting a 900 patient study (ALTO) in difficult-to-treat allergic asthma. Patients from 6-75 years of age are being enrolled and receiving treatment with Xolair in open-label fashion for six months.

Regulatory Status

In June 2000, Novartis and Genentech filed a BLA with the FDA for both allergic asthma and seasonal allergic rhinitis in both adults and children, and also filed a submission for marketing approval with health authorities in the EU, Switzerland, Australia, and New Zealand.

Our collaboration partners have advised that they received a Complete Response Letter with respect to Xolair in July 2001, in which the FDA requested additional preclinical and clinical data analyses, as well as information confirming that the pharmacokinetics of the Xolair drug substance were consistent throughout the development program. Based on subsequent discussions with the FDA, Novartis and Genentech have reported that they expect to file an amendment to the BLA in 2002 or early 2003. This amendment will respond to FDA's request for additional information (which Genentech and Novartis expect to satisfy with data from existing trials) and will limit the proposed initial label claim to treatment of asthma in adults and adolescents at least 12 years of age.

Novartis has announced that it will propose a label change in Europe from patients with allergic asthma to "at risk" asthma patients, defined as persons who, during the previous year, experienced an overnight hospitalization, underwent an intensive care unit stay, were intubated, or needed to visit an emergency room, in each case, due to asthma. Novartis has stated that it will initiate new studies by early 2002 in this population and expects that the results will be submitted to the European Medical Evaluations Agency by 2003.

E26. Genentech and Novartis also have begun early clinical studies on E26, although they are primarily focussing on gaining marketing approval for Xolair. While it may be several years behind the development of Xolair, E26 may require lower doses to achieve the same clinical benefits as Xolair.

ANTI-IGE DEVELOPMENT--TNX-901

TNX-901 (formerly known as Hu-901) is a humanized anti-IgE monoclonal antibody that we are developing to prevent symptoms of peanut-induced anaphylaxis, a severe, potentially life-threatening allergic reaction. TNX-901 binds IgE in a way similar to Xolair, and is designed to prevent allergic reactions. At the initiation of our collaboration with Novartis and Genentech in 1996, Novartis and we were developing TNX-901, and Genentech was developing Xolair. We agreed with our collaboration partners to select Xolair for joint development primarily because commercial-scale manufacturing capability was being built to accommodate Xolair.

In July 1999, we initiated our first independent clinical trial with TNX-901. As discussed under "Item 3. Legal Proceedings," Novartis and Genentech continue to contest our right to develop TNX-901, despite an October 2001 favorable summary judgement, confirming the existence of our contract rights to independent development, and the parties are seeking resolution in arbitration. Regardless of the outcome of the arbitration, we believe our development program will highlight potential additional indications for the use of anti-IgE antibodies and will encourage our partners to expand the development of anti-IgE more rapidly into other indications. If we do not prevail in the arbitration and other proceedings, we will terminate independent development of TNX-901.

Market Opportunity. We believe anti-IgE antibodies, such as TNX-901, have potential applications beyond asthma and allergic rhinitis in treating other allergic reactions and diseases, including peanut and other food allergies. For example, patients with severe peanut allergy suffer gastrointestinal, skin and respiratory symptoms, and may also suffer potentially life-threatening anaphylaxis in response to unintended ingestion of peanuts. According to a recently published survey, peanut or tree nut (e.g., walnut, almond and cashew) allergy affects about 3 million people in the United States, 1.1% of the U.S. population. Current treatment is avoidance of peanuts and peanut oil, which is used in the preparation of many food products. Complete avoidance requires constant vigilance and is difficult because prepared food labeling does not always identify peanut-derived ingredients. Accidental exposures can result in serious allergic reactions and sometimes death. Patients with severe peanut allergy take antihistamines for accidental exposure and may require administration of epinephrine for severe anaphylactic reactions.

Approximately six million children and adults in the United States suffer from food allergies. If TNX-901 effectively reduces sensitivity to peanuts, we may also investigate its use in other food allergies. There is no approved preventive therapeutic for food allergies.

Development Status. We are currently conducting a randomized, placebo-controlled, multicenter Phase 2 trial with TNX-901 in patients with severe peanut allergy. We designed the trial to determine the extent to which TNX-901 treatment of patients with histories of severe reactions to peanut products decreases sensitivity to eating small amounts of a peanut preparation. With enrollment completed, we currently expect to complete the trial in the second half of 2002.

ANTI-CD40 DEVELOPMENT - TNX-100

TNX-100 (formerly known as 5D12) is an anti-CD40 monoclonal antibody that we are developing for treatment of autoimmune diseases. TNX-100 blocks the CD40 pathway. The CD40 pathway enables B cells to produce antibodies and regulates cellular immune responses, including activation of dendritic cells, macrophages and killer T cells. T and B cells sometimes recognize a part of the body as "non-self," triggering an immune response against the body that results in tissue injury and autoimmune disease. We believe that TNX-100 is the only antibody in clinical development that binds to CD40 and inhibits cellular activation. We have exclusive rights to TNX-100 in Europe and Japan under a license from Chiron.

Market Opportunity. Based on our research and preclinical studies with TNX-100, we believe the product could reduce production of antibodies and the activation of cellular immune responses that cause autoimmune diseases. Examples of such diseases include: Crohn's disease; rheumatoid arthritis; multiple sclerosis; lupus; and psoriasis.

Development Status. We are completing a Phase I clinical study with TNX-100 in Crohn's disease in Europe. The trial is a single dose, dose-escalating study designed to provide data regarding the safety of the product, its pharmacokinetic behavior, including half-life and clearance characteristics, and its biological activity using histological examination of biopsy tissue. After we have had a chance to evaluate the study results, we will take into consideration our development and manufacturing resources, in light of our primary focus on developing TNX-901, and other commercial and economic factors in determining our next steps with respect to TNX-100.

ANTI-CD4 DEVELOPMENT - TNX-355

TNX-355 (formerly known as 5A8) is a humanized anti-CD4 monoclonal antibody that we are developing for treatment of human immunodeficiency virus, or HIV. The virus enters the host cell by binding to the CD4 receptors on these cells. In lab studies, our TNX-355 antibody binds to the CD4 receptor on the cell surface and prevents viral entry into the cell, thereby blocking infection. TNX-355 binds to a region of the CD4 molecule that is not involved with immune function. TNX-355, therefore, does not suppress immune function in monkeys nor in human blood cells in the laboratory. Furthermore, the antibody does not deplete CD4 cells in animal studies and studies of human blood cells in vitro. We have exclusive worldwide rights to TNX-355 through a license with Biogen.

Market Opportunity. According to the World Health Organization, HIV infects approximately 1.4 million people in North America and Western Europe. A number of drugs targeting viral replication are being used, often in combination. About 30% of the patients treated with drug combinations, however, no longer respond since their HIV has become drug resistant. In addition, many drug combinations produce a variety of undesirable toxic side effects.

Development Status. We are conducting a Phase 1, dose-escalating clinical safety study with TNX-355 directed at HIV patients who have failed two courses of highly active anti-retroviral therapy (HAART). HAART typically involves a combination of three to four drugs, chosen from the available pool of drugs approved for HIV infection, that may reduce viral load to undetectable levels in patients. The study's objectives include measurements of pharmacokinetic parameters of TNX-355 after single-dose administration and its effects on viral load and CD4+ cells.

ANTI-FACTOR D - TNX-224

TNX-224 (formerly known as 166-32) is a monoclonal antibody that binds to Factor D, a component of the complement system, and is currently under investigation for the treatment of acute inflammation. The complement system is the body's first line of defense against infection.

While the complement system generally functions to protect the body, complement system activation can become excessive and uncontrolled, resulting in inflammation and tissue damage. This can occur in cases of acute tissue injury or surgical procedures that reduce blood flow into a tissue. TNX-224 binds to Factor D and inhibits complement activation.

Market Opportunity. During heart surgery involving cardiopulmonary bypass (CPB), the shunting of blood outside the body for circulation through mechanical devices has been shown to activate complement and is believed to result in tissue injury. According to the American Heart Association there were 607,000 CPB (cardiac revascularization) procedures performed in the United States during 1997. Tanox believes that TNX-224 may also have potential application in ischemia/reperfusion injury (e.g. stroke, burns, MI and organ transplantation).

Development Status. TNX-224 is in preclinical development to determine its usefulness in treating activation of complement in coronary artery bypass graft procedures. Research studies in laboratory animals showed that TNX-224 reduced heart damage and inhibited complement activation in a model for CPB. Depending on the results from preclinical and toxicity studies, we may initiate a Phase 1 study of TNX-224 in CPB patients.

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

The collaboration agreements include, among others, the following terms:

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

         Our rights to the full amount of the milestone payments and royalties that we receive could be affected by the on-going legal proceedings with our former attorneys described under "Item 3. Legal Proceedings."

The collaboration agreements provide that we may independently develop, without our collaboration partners, any anti-IgE product (other than products identified and synthesized by Genentech) that the partners are not developing through the collaboration. If we choose to independently develop a product, Novartis has a right of first refusal on the licensing of that anti-IgE product. As described under "Item 3. Legal Proceedings," we are currently involved in a dispute with our collaboration partners regarding our rights to independently develop TNX-901 and our right to use certain know-how and other information in our independent development efforts.

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

Biogen. In 1998, we entered into an agreement to license from Biogen its anti-CD4 monoclonal antibody and intellectual property on an exclusive worldwide basis with limited sublicense rights. Biogen owns issued U.S., European and Australian patents and has pending applications in Canada and Japan. We paid Biogen a license fee and agreed to make additional development milestone payments and royalty payments to Biogen based on annual net sales revenue levels. Additionally, we agreed to make milestone payments to Biogen that increase as product development continues and if specified corporate development events occur. In addition to royalty payments, we may make up to an aggregate of $10.4 million in product development milestone payments under this agreement, of which we have paid $100,000. The license terminates on a country-by-country basis on the later of the expiration of 12 years following the first commercial product sale or the expiration or invalidity of applicable patents. The licensed patents expire in Europe in 2011 and in the United States in 2016, subject to extensions.

PATENTS AND PROPRIETARY RIGHTS

We pursue patent protection for our proprietary technology and products, and have either been granted patents, have applications pending or are licensed under patents and applications that relate to our current and certain potential products. We file patents in the United States and other countries, including Japan, Canada, Australia, countries of the European Union, other European countries, and certain other Asian countries.

We have five U.S. patents that cover and/or relate to the use of anti-IgE and other allergy/asthma products. We also hold patents in Europe, Canada, Japan, Singapore, Hong Kong and Australia covering such products. We have additional anti-IgE patents pending in the United States and internationally.

Some of our patents are co-owned with Novartis. We also cross license Genentech's patents covering anti-IgE products. Our issued patents covering anti-IgE products expire between 2009 and 2013.

We also have filed U.S. and corresponding national phase patent applications relating to anti-Factor D antibodies. We have a number of other U.S. and foreign patents covering certain other proprietary technology and products, with over fifty U.S. patents granted to date.

In September 2000, we purchased at auction from LXR Biotechnology, Inc. its patent portfolio related to apoptosis. This portfolio includes the following technologies: (i) Bak, a bcl-2 homologue and gene product, known to be a potent inducer of apoptosis and cell death (5 U.S. patents, as well as several pending applications in the U.S., Europe, Canada, and Japan); (ii) SARPs (secreted apoptosis-regulating proteins), which constitute a family of proteins that regulate the life and death of cells in the body (several pending applications in the U.S., Europe, Canada, and Japan); (iii) Fas(DELTA)(TM), a naturally-occurring soluble form of the death receptor protein also known as Fax, CD95, or APO-1, which is believed to be involved in the signaling pathway for apoptosis induction in many tissues and organs (2 U.S. patents); and (iv) patents directed to in vitro apoptosis drug screening critical for future discovery, diversification and optimization of apoptosis regulating drugs. The patents expire between 2014 and 2019. In addition to the patents, we succeeded to various related license agreements that LXR had executed, and we are involved in negotiations with several other companies to out-license these technologies.

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

In addition, other companies, some of which may be our competitors, have filed applications for or have been issued patents, and may obtain additional patents and proprietary rights, relating to products or processes used in, necessary to, competitive with or otherwise related to our patents and products. These products and processes include, among other items, patents covering technology relating to the type of humanized monoclonal antibodies that we anticipate developing. Protein Design Labs, Inc. owns certain patents and patent applications relating to these humanized antibodies. We acquired the right to take non-exclusive licenses to these patents and patent applications for up to four of our products, excluding Xolair, for which we paid $2.5 million in license fees (in addition to $1.5 million that we paid Protein Design Labs under a previous agreement). In addition, we will pay approximately $4.0 million if we exercise our option to license all four antibodies, plus maintenance fees and continuing royalties. We do not know if licenses from Protein Design Labs will be available for our other antibody products. The Medical Research Council also owns patents relating to humanized antibodies, for which we hold a non-exclusive license. Our license permits us to humanize our murine monoclonal antibodies. In addition to our obligation to pay royalties on net sales of our products incorporating licensed technology, we paid a license fee of approximately $50,000. We have also obtained licenses from other parties holding patents or other intellectual property relating to technologies, which we deem necessary or desirable for the manufacture, use or sale of our products. These licenses generally require us to pay royalties on product sales, and may also require the payment of milestones.

We may also develop products that are chimeric antibodies. Genentech owns a patent (Cabilly 1) relating to chimeric antibodies and instituted suit against us in 1994 claiming that we infringed this patent. We settled the lawsuit and, pursuant to the settlement, we secured rights to acquire a non-exclusive license to Cabilly 1, another patent relating to antibody co-expression (Cabilly 2) and other Genentech patents (or patents to which Genentech has a license and is free to grant a sublicense) for our anti-IgE antibody products. We also have certain rights to acquire a non-exclusive license from Genentech for Cabilly 1, Cabilly 2 and certain other Genentech patents for products not exclusively or co-exclusively licensed by Genentech to a third party for certain of our products that do not compete with those of Genentech or its affiliates. In addition, other parties also own patents covering chimeric and/or deimmunized antibodies and/or processes applicable to making these antibodies.

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

We require our employees, consultants, advisors, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements on commencing an employment, consulting or other contractual relationship with us. These agreements provide that all confidential information developed or made known to the individual during the course of the relationship is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees and certain other parties, the agreements provide that all inventions conceived by the individual shall be our exclusive property. We cannot assure you, however, that these agreements will provide meaningful protection for our confidential information or trade secrets against or in the event of unauthorized use or disclosure of such information.

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

   .     submission to the FDA of an investigational new drug application
         (IND), which must become effective before human clinical trials may commence;

   . adequate and well controlled human clinical trials conforming with good laboratory and clinical practices to establish the safety and efficacy of the product;

   . submission to the FDA of a New Drug Application (NDA), with respect to drugs, and a BLA with respect to biological products; and

   . FDA approval of the NDA or BLA before any commercial sale or shipment of the product.

In addition, the FDA requires the registration of each drug and approval of each manufacturing establishment. Since any approval granted by the FDA is both site and process specific, any material change in the manufacturing process, equipment or location necessitates additional FDA review and approval. For our monoclonal antibody products we are subject to the procedure for biological products. Domestic manufacturing establishments are subject to FDA inspection and must comply with current good manufacturing practices (cGMP), for pharmaceutical products. To supply products for use in the United States, foreign manufacturing establishments must comply with cGMP and are subject to periodic FDA or other regulatory authority inspection under reciprocal agreements with the FDA.

Preclinical tests include laboratory evaluation and animal studies to assess the potential safety and biological and functional activities of the product and its formulation. To comply with FDA regulations, laboratories must conduct these preclinical safety tests according to Good Laboratory Practices. The results of the preclinical tests are submitted to the FDA as part of an IND, and the FDA reviews the results before the commencement of human clinical trials.

Human clinical trials involve the administration of the investigational compound to patients or other volunteers under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy of the drug under evaluation. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent institutional review board (IRB), at the institution where the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

Clinical trials are typically conducted in four sequential phases, which may overlap. In Phase 1, the initial introduction of the product into human subjects, the product is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase 2 involves studies in a limited patient population:

   . to determine the efficacy of the product for specific, targeted indications;

   .     to determine dosage tolerance and optimal dosage; and

   .     to identify possible adverse effects and safety risks.

When a product is found to be effective and to have an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken:

   .     to continue to evaluate clinical efficacy; and

   . to test further for safety within an expanded patient population at geographically dispersed clinical study sites.

In the case of agents for life-threatening diseases, the initial human testing is generally done in patients rather than in healthy volunteers. Since these patients already are afflicted with the target disease, it is possible that these studies may provide results traditionally obtained in Phase 2 trials, potentially expediting the approval process. These trials are frequently referred to as "Phase 2/3" trials. Phase 4 studies are typically done post-FDA approval to address safety issues not addressed in the Phase 1/2/3 programs, for example, issues related to long term use of the product.

We cannot assure you that we will successfully complete clinical testing of our products within any specified time period, if at all. Furthermore, the FDA or we may suspend clinical trials at any time if it is felt that the subjects or patients are being exposed to an unacceptable health risk.

The results of the pharmaceutical development, preclinical studies and clinical studies are submitted to the FDA in the form of an NDA or BLA to approve marketing and commercial shipment of the product. The testing and approval process frequently requires substantial time and effort and we cannot assure you that any approval will be granted on a timely basis, if at all. The FDA may refuse to file an NDA or BLA if applicable regulatory criteria are not satisfied, may require additional testing or information or may require post-marketing testing and surveillance to monitor the safety and efficacy of the product. Notwithstanding the submission of these data, the FDA may ultimately decide that the application does not satisfy its regulatory criteria for approval. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

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

The diseases that we have targeted, including asthma/allergy, autoimmune, inflammatory and other related diseases, are intensely competitive areas targeted by both pharmaceutical companies and other biotechnology companies, including our collaborators, Novartis and Genentech. All of these companies may have competitive products on the market, may be testing their products in clinical trials or may be focusing on product approaches that could prove to be superior to our approaches. For instance, we are aware that some of these companies, which may be our competitors, have filed applications for or have been issued patents and may obtain additional patent and proprietary rights relating to products or processes used in, necessary to, competitive with or otherwise related to, our products or processes. These patents include, among other items, patents relating to humanized monoclonal antibodies.

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

We are aware that several companies, including Novartis, have existing products that will compete with Xolair, if it is approved for sale, including corticosteriods, beta-agonists, antihistamines, leukotriene inhibitors and allergen immunotherapy. In addition, several companies have products in development that may compete with Xolair. These companies include, but are not limited to, IDEC (Anti-CD23), Immunex (sIL-4R), CellTech/Schering-Plough (Anti-IL5), Merck/Biogen (VLA-4 inhibitors), Protein Design Labs (Anti-IL4) and American Home Products (IL-13 IgGFc).

Our competitive position also depends upon our ability to:

   .     attract and retain qualified personnel;

   . obtain patent protection or otherwise develop proprietary products or processes;

   . discover new therapeutic products that successfully treat human diseases;

   . secure sufficient capital resources to complete product development and regulatory processes;

   .     build or secure manufacturing capacity and to manufacture efficiently;

   .     build or obtain a sales organization; and

   .     achieve profitable commercial production of our products.

MANUFACTURING

We have a small-scale production and purification facility in which we have produced our products in compliance with cGMP standards for use in Phase 1 and Phase 2 clinical trials. With funding from

Novartis, we constructed a pilot manufacturing facility that we may use for larger-scale process development and cGMP production of culture derived products. The facility includes a 1500L bioreactor and occupies approximately 14,000 square feet of space now under lease to us in Houston, Texas. The new manufacturing facility is not yet operational; however, we have completed a substantial portion of the required cGMP validation. Until the facility is operational, we are not obligated to repay our $10.0 million loan from Novartis, and Novartis has agreed to forgive our accrued interest obligations under the loan. If the facility becomes operational, we will make interest and principal payments on the loan in amounts equal to 75% of net cash flow from the plant. The facility is available to both us and other companies for production of monoclonal antibodies and other biologic products for large-scale clinical trials and initial market launch.

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

Our current facility will not be adequate for commercial scale manufacturing requirements if we successfully develop our products. We are currently evaluating alternatives for commercial manufacturing capacity, including the possible construction of a plant. If we decide to establish a full-scale manufacturing facility, we will require substantial additional funds and must hire and train significant numbers of employees and comply with the extensive FDA regulations applicable to that facility.

RESEARCH AND DEVELOPMENT

Company-sponsored research and development expenses were $17.2 million, $18.3 million and $21.7 million in 1999, 2000 and 2001, respectively. We expect that research and development expenses will continue to increase as we seek to identify new product opportunities and expand development of our current and future product pipeline.

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

EMPLOYEES

Including the employees of our subsidiaries, at December 31, 2001, we had 114 full-time employees, 110 of whom are based in the United States and 4 of whom are based in Taiwan. 86 of our employees are engaged in, or directly support, research and product development activities. 39 employees hold Ph.D.,

M.D. or Sc.D. degrees, and 25 employees hold other advanced degrees. We consider our relations with employees to be good, and none of our employees is covered by a collective bargaining agreement. We enter into confidentiality agreements with all of our employees and consultants. We do not currently maintain key employee life insurance on any of our personnel.

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

FORWARD-LOOKING STATEMENTS

Some of the information in this Annual Report on Form 10-K contains forward-looking statements. We typically identify forward-looking statements by using terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or similar words, although we express some forward-looking statements differently. You should be aware that actual events could differ materially from those suggested in the forward-looking statements due to a number of factors, including:

   .     our ability to develop safe and efficacious drugs;

   . failure to achieve positive results in preclinical and toxicology studies in animals and clinical trials in humans;

   . our ability to manufacture sufficient amounts of our products for clinical trials and commercialization activities;

   . successful commercialization of our products, including market acceptance;

   .     relationships with our collaboration partners;

   . our ability to obtain, maintain and successfully enforce patent and other proprietary rights protection of our products;

   .     the outcome of pending legal disputes;

   .     variability of royalty, license and other revenues;

   . our ability to enter into future collaboration agreements to support our research and development activities;

   . drug withdrawal from the market due to rare adverse reactions caused by the marketed drug;

   .     competition and technological change; and

   . existing and future regulations affecting our business, including the content, timing of submissions and decisions made by the FDA and other regulatory agencies.

Factors that could cause our actual results to differ from those set forth in the forward-looking statements include those set forth below, as well as those discussed elsewhere in this Form 10-K.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

REGULATORY RISKS

If We Do Not Receive Regulatory Approvals for Xolair, We Would Be Significantly
-------------------------------------------------------------------------------
Harmed and Our Stock Price Would Drop Sharply.
----------------------------------------------

Xolair is our lead product candidate, and our success will depend, to a great degree, on the success of Xolair. To successfully commercialize Xolair, our collaborators, Novartis and Genentech, must be able to obtain regulatory approvals for Xolair.

Neither the FDA nor any European regulatory agency has approved Xolair. In June 2000, Novartis and Genentech filed a BLA with the FDA for both seasonal allergic rhinitis and allergic asthma and also filed a submission for marketing approval with health authorities in the EU, Switzerland, Australia, and New Zealand. In August 2000, the FDA placed a partial clinical hold or clinical hold on certain ongoing and planned Xolair clinical trials, based on observations in then-ongoing safety studies in monkeys. These observations included cases of abnormally lowered platelet counts, or thrombocytopenia, in cynomolgus monkeys that received doses of Xolair ranging from approximately 3 to 27 times higher than the maximum clinical dose tested. In an E26 toxicity study at the highest dose, two monkeys died from bleeding. Following Genentech's agreement to revise the trial protocols to provide for increased monitoring of, and more restrictive admission criteria relating to, platelet levels in patients, the FDA removed the clinical holds and partial clinical hold in November 2000. Genentech also supplied the FDA with all the additional information it requested.

In July 2001, Genentech and Novartis announced that they had received a Complete Response Letter with respect to Xolair, in which the FDA requested additional preclinical and clinical data analyses, as well as information confirming that the pharmacokinetics of the Xolair drug substance were consistent throughout the development program. Based on subsequent discussions with the FDA, Novartis and Genentech have reported that they expect to file an amendment to the BLA in 2002 or early 2003. This amendment will respond to FDA's request for additional information (which Genentech and Novartis expect to satisfy with data from existing trials) and will limit the proposed initial label claim to asthma in adults and adolescents at least 12 years of age.

Additionally, Novartis has announced that it will propose a label change in Europe from allergic asthma to "at risk" asthma patients, defined as persons who, during the previous year, experienced an overnight hospitalization, underwent an intensive care unit stay, were intubated, or needed to visit an emergency room, in each case, due to asthma. Novartis has stated that it will initiate new studies in late 2001 or early 2002 in this population and expects that the results will be submitted to the European Medical Evaluations Agency by 2003.

We cannot assure you that Xolair will be approved by the FDA, the EMEA or any other regulatory authorities in a timely manner or at all. If our collaborators fail to successfully obtain regulatory approvals for Xolair, our business, financial condition and results of operations will be materially harmed. Moreover, a setback of this nature would cause a sharp drop in our stock price, which would severely restrict our ability to raise additional funds through secondary offerings or to enter into corporate transactions. Failure of our Xolair program could also reflect adversely on our TNX-901 program, which is also based on anti-IgE technology.

If We Do Not Receive and Maintain Regulatory Approvals, We Will Not Be Able to
------------------------------------------------------------------------------
Market Our Products.
--------------------

Neither the FDA, nor any regulatory authority, has approved any of our products. We must receive FDA approval to manufacture and market our products in the United States. The process that pharmaceutical products must undergo to receive this approval is extensive, and includes preclinical testing and clinical trials to demonstrate safety and efficacy and a review of the manufacturing process to ensure compliance with good manufacturing practices. This process can last many years, be very costly and still be unsuccessful. The FDA can delay, limit or not grant approval for many reasons, including:

   .     their belief that a product candidate is not safe and effective;

   . their interpretation of data from preclinical testing and clinical trials in different ways than we interpret it;

   . the FDA might not approve our manufacturing processes or facilities or those of our collaboration partners;

   . the FDA may change its approval policies and guidelines or adopt new regulations; and

   . the FDA may approve a product candidate for fewer than all the indications requested.

The process of obtaining approvals in foreign countries to manufacture and market our products there is subject to delay and failure for the same reasons.

Our products other than Xolair require significant additional laboratory development and/or clinical trials before they can be commercialized. We have limited experience in conducting and managing clinical trials and rely on third parties, including our collaborative partners and contract research organizations, to assist us in managing and monitoring clinical trials. Our reliance on third parties may result in delays in completing, or failing to complete, clinical trials if they fail to perform under our agreements with them.

Continued approval of a product candidate could also depend on post-marketing studies. In addition, any marketed product and its manufacturer continue to be subject to strict regulation after approval. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market.

Delays in receiving or failing to receive regulatory approvals, or losing previously received approvals, would delay or prevent product commercialization, which would adversely affect our business, financial condition and results of operations.

Our Preclinical and Clinical Testing Results Are Uncertain.  If Trial Results
-----------------------------------------------------------------------------
Are Negative, We May Be Forced to Stop Developing Products Important to Our
---------------------------------------------------------------------------
Future.
-------

We must demonstrate through preclinical studies and clinical trials that our products are safe and effective for use in each target indication before we can obtain regulatory approvals to sell our products commercially. These studies and trials may be very costly and time consuming. The results of preclinical studies and initial clinical trials of our products do not necessarily predict the results from later-stage clinical trials, which must demonstrate the desired safety and efficacy traits. We cannot assure you that the data collected from clinical trials of our products will be sufficient to support FDA or other regulatory approval.

The speed with which we are able to enroll patients in clinical trials is an important factor in determining how quickly we may complete clinical trials. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and other ongoing trials directed at the same indication. We may target our clinical trial protocols at indications that have small patient populations, which may make it difficult for us to enroll enough patients to complete the trials. Delays in patient enrollment in the trials will result in increased costs and program delays, which could slow down our product development and approval process, and could materially harm our business.

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

We Are Subject to the Uncertainty Related to Reimbursement Policies and
-----------------------------------------------------------------------
Healthcare Reform Measures.
---------------------------

In recent years, there have been numerous proposals to change the healthcare system in the United States. Some of these proposals have included measures that would limit or eliminate payments for medical procedures and treatments or subject pharmaceutical product pricing to government control. In addition, as a result of marketplace pressures, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drug products. Consequently, significant uncertainty exists as to the reimbursement status of newly-approved healthcare products. If we or any of our collaborators succeed in bringing one or more of our products to market, we cannot assure you that third-party payors will establish and maintain price levels sufficient for us to realize an appropriate return on our investment in product development.

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

RISKS RELATING TO OUR INDUSTRY, BUSINESS AND STRATEGY

We May Experience Difficulties in Achieving or Managing Growth, Which Could
---------------------------------------------------------------------------
Materially Harm Our Business, Financial Condition and Results of Operations.
----------------------------------------------------------------------------

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

   . enhance our administrative, accounting and management information systems and controls;

   . improve coordination among our research, clinical development, process development, finance, manufacturing and other operations personnel; and

   .     hire and train additional qualified personnel.

Our failure to accomplish any of these tasks could materially harm our business, financial condition and results of operations.

We Face Intense Competition and Rapid Technological Change That Could Result in
-------------------------------------------------------------------------------
Products That Are Superior to the Products We Are Developing.
-------------------------------------------------------------

The biotechnology and pharmaceutical industries are subject to rapid and significant technological change. We have numerous competitors in the United States and abroad, including, among others, major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. These competitors may develop technologies and products that are more effective or less costly than any of our current or future products and that could render our technologies and products obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, production and marketing capabilities than we do. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of new or improved pharmaceutical products and obtaining FDA and other regulatory approvals of products for use in health care. We also will be competing in manufacturing efficiency and, if we succeed in achieving commercial sales of our products, marketing capability, areas in which we have limited or no experience. Furthermore, our competitors may obtain FDA approval for products sooner and/or be more successful in manufacturing and marketing their products than are we or our collaborators.

Products currently exist in the market that will compete directly with the products that we seek to develop. Any product candidate that we develop and that obtains regulatory approval must then compete for market acceptance among physicians, patients, healthcare payors and the medical community, as well as for market share. Significant factors in determining whether we will be able to compete successfully include:

   .     relative efficacy and safety of our products;

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

Failure By Our Future Collaboration Partners to Develop, Manufacture, Market or
-------------------------------------------------------------------------------
Distribute Our Other Products May Delay or Significantly Impair Our Ability to
------------------------------------------------------------------------------
Generate Revenues or Otherwise Materially Harm Our Profitability.
-----------------------------------------------------------------

We may rely on future collaboration partners to develop, manufacture, commercialize, market and distribute our other products. Many of our competitors are similarly seeking to develop or expand their collaboration and license arrangements with pharmaceutical companies. The success of these efforts by our competitors could have an adverse impact on our ability to form future collaboration arrangements.

We cannot assure you that we will be able to negotiate acceptable collaboration agreements in the future or that efforts under any collaboration agreements will succeed. To the extent that we choose not to or are unable to enter into future collaboration agreements, we would encounter increased capital requirements to undertake research, development and marketing at our own expense. In addition, we may experience significant delays in introducing our product candidates or find that the absence of these collaboration agreements adversely affects our ability to develop, manufacture or sell our product candidates.

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

   . our partners may not commit enough capital or other resources to successfully develop, market or distribute our products; and

   . our partners may not continue to develop and commercialize products resulting from our collaborations.

If any of these risks occur, our product development and productivity may suffer, and our business, financial condition and results of operations would be materially harmed.

We Are Involved in Litigation and Arbitration Proceedings With Novartis and
---------------------------------------------------------------------------
Genentech That May Be Very Costly to Us and Could Cause Us to Lose Our Rights to
--------------------------------------------------------------------------------
Independently Develop Products.
-------------------------------

We are a party to arbitrations and a related federal district court lawsuit with our collaboration partners Novartis and Genentech, relating to our rights to develop TNX-901 and other anti-IgE antibodies independently of our collaboration with Novartis and Genentech. Novartis and Genentech are disputing our right to pursue development of TNX-901 independently and are claiming that we are using their unspecified confidential and proprietary information that we have no right to use.

If we do not succeed in these proceedings, we could lose our rights to independently develop TNX-901 and incur other substantial damages that would harm our financial position. Even if we succeed, we expect these proceedings to consume substantial amounts of our financial and managerial resources. Further, because of the substantial amount of discovery required in connection with this type of dispute, there is a risk that disclosure might compromise some of our confidential information.

We are Involved in Legal Proceedings With Our Former Attorneys That May Be Very
-------------------------------------------------------------------------------
Costly to Us.
-------------

We have been involved in an arbitration regarding a fee dispute with our former attorneys who represented us in our 1993 lawsuit against Genentech and F. Hoffman-La Roche, Ltd. and its affiliates, and a 1994 lawsuit filed against us by Genentech. The arbitration panel issued an award which entitled those attorneys to receive (i) approximately $3.5 million, including interest, (ii) payments ranging from 33 1/3% to 40% of any future milestone payments received by us from Genentech following product approval and (iii) 10% of the royalties that we receive on sales of anti-IgE products. We sought a court order vacating the arbitration award. However, a judgment was entered confirming the award. We are appealing that decision in the Court of Appeals and intend to pursue all available remedies.

We may not be successful in this proceeding. If this proceeding continues to result in decisions unfavorable to us, we could lose substantial value from our collaboration with Novartis and Genentech by virtue of the legal fees awarded by the panel, which could negatively affect our stock price and harm our business, financial condition and results of operations. Whether or not we are successful in this proceeding, we expect it to consume substantial amounts of our financial and managerial resources.

Failure to Attract and Retain Key Personnel and Principal Members of Our
------------------------------------------------------------------------
Scientific and Management Staff Could Materially Harm Our Business, Financial
-----------------------------------------------------------------------------
Condition and Results of Operations.
------------------------------------

Our success depends greatly on our ability to attract and retain qualified scientific and technical personnel, as well as to retain the services of our existing technical management staff. To pursue our research and development programs and product development plans, we will be required to hire additional qualified scientific and technical personnel. There is intense competition for qualified staff, and we cannot assure you that we will be able to attract and retain the necessary qualified staff to develop our business. The failure to attract and retain key scientific and technical personnel and management staff or the loss of any of our current management team could materially harm our business and financial condition.

We Are Exposed to Product Liability Claims, and It is Uncertain That We Can
---------------------------------------------------------------------------
Obtain Insurance Against These Claims at a Reasonable Rate in the Future.
-------------------------------------------------------------------------

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

We Deal With Hazardous Materials and Must Comply With Environmental Laws and
----------------------------------------------------------------------------
Regulations, Which Can Be Expensive and Restrict How We Do Business.
--------------------------------------------------------------------

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

We Could be Liable for Damages, Penalties or Other Forms of Censure If We Are
-----------------------------------------------------------------------------
Involved in a Hazardous Waste Spill or Other Accident.
------------------------------------------------------

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

RISKS ASSOCIATED WITH MANUFACTURING AND MARKETING

Failure to Receive Market Acceptance for and Successfully Commercialize Xolair
------------------------------------------------------------------------------
Would Have a Significant Adverse Effect on Us.
----------------------------------------------

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

   .     the willingness of physicians to adopt a new asthma treatment regimen;

   .     the availability of third-party reimbursement; and

   . unfavorable publicity concerning Xolair or comparable products or therapies.

If Xolair is not accepted as a safe and effective drug and we are unable to successfully commercialize it, our business, financial condition and results of operations will be materially harmed.

We Have Limited Experience and Capability in Manufacturing and May Encounter
----------------------------------------------------------------------------
Manufacturing Problems or Delays That Could Result in Lost Revenue.
-------------------------------------------------------------------

To commercialize our products successfully, we and our collaboration partners must manufacture our products in commercial quantities in compliance with regulatory requirements and at an acceptable cost. If the manufacturing facilities used to produce our products cannot pass a pre-approval or periodic plant inspection, the FDA may not approve our products or it may delay or bar their sale. Although Novartis and Genentech have indicated that they wish to manufacture and supply Xolair, we have reserved the right to manufacture up to 50% of the worldwide requirements. While we have successfully produced our products for Phase 1 and Phase 2 clinical trials, we have no experience in manufacturing commercial quantities of antibodies and currently have limited manufacturing capacity.

In order to obtain regulatory approvals and to create capacity to produce our products in sufficient quantities for commercial sale at an acceptable cost, we will have to develop or acquire additional technology for commercial scale manufacturing and build or otherwise obtain access to adequate facilities, which will require substantial additional funds. We will also be required to demonstrate to the FDA and corresponding foreign authorities our ability to manufacture our products using controlled, reproducible processes. We cannot assure you that we can develop the necessary manufacturing technology or that we will be able to fund or build an adequate commercial manufacturing facility necessary to obtain regulatory approvals and to produce adequate commercial supplies of our potential products on a timely basis.

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

We Lack Sales and Marketing Experience, Which Makes Us Depend on Third Parties
------------------------------------------------------------------------------
for Their Expertise in this Area.
---------------------------------

Under our current collaboration agreement, Novartis and Genentech have exclusive marketing rights to Xolair and other selected anti-IgE products. However, commercialization rights may revert back to us if either we or our collaborators terminate our relationship. We currently have no sales, marketing or distribution capabilities. Any revenues we receive from our Xolair collaboration will depend primarily on the efforts of our collaboration partners. We intend to retain marketing rights in the United States and selected Asian countries for products that we can develop and sell effectively with a small, targeted sales force. If we elect to market products directly, we would require significant additional expenditures and management resources to develop an internal marketing and sales force. We cannot assure you that we would be able to establish a successful sales force should we choose to do so.

RISKS RELATED TO FINANCIAL RESULTS AND NEED FOR FINANCING

We Have a History of Net Losses; We Expect to Continue to Incur Net Losses and
------------------------------------------------------------------------------
We May Never Achieve or Maintain Profitability.
-----------------------------------------------

We have incurred net losses since our inception. As of December 31, 2001, we had an accumulated deficit of approximately $52.9 million, including a net loss of approximately $21.4 million for the year ended December 31, 2001. Our losses have primarily been the result of costs incurred in our research and development programs and from our general and administrative costs.

We have not earned any revenues from commercial sales of any of our therapeutic products, and such sales may not commence until 2003, if at all. We have funded our operations principally from licensing fees and milestone payments under our current or former collaborations, as well as with proceeds from private placements and an initial public offering of our common stock. As we increase our research and development, manufacturing, clinical trial and administrative activities, we expect to continue to incur substantial operating losses until such time, if ever, that we are able to generate sufficient revenue from milestone payments and royalties on Xolair to cover our expenses.

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

Failure by Novartis or Genentech to Obtain Regulatory Approval for, Manufacture,
--------------------------------------------------------------------------------
Market or Distribute, Xolair or Other Anti-IgE Products May Delay or
--------------------------------------------------------------------
Significantly Impair Our Ability to Generate Revenues.
------------------------------------------------------

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

We May Need Additional Financing, But Our Access to Capital Funding is
-----------------------------------------------------------------------
Uncertain.
---------

Our current and anticipated development projects require substantial additional capital. While we expect that our cash on hand, together with our revenue from operations, will sufficiently fund our operations for the next four years, our future capital needs will depend on many factors, including successfully commercializing Xolair, receiving milestone payments from our collaboration partners, and making progress in our research and development activities. Our success may also depend on the magnitude and scope of these activities, the progress and level of unreimbursed costs associated with preclinical studies and clinical trials, the costs associated with acquisitions, the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, the establishment of additional collaboration and licensing arrangements, and the cost of manufacturing scale-up and development of marketing activities, if undertaken by us. We do not have committed external sources of funding and we cannot assure you that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

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

RISKS RELATING TO INTELLECTUAL PROPERTY

We Depend on Our Patents And Proprietary Rights.  The Validity, Enforceability
------------------------------------------------------------------------------
and Commercial Value of These Rights Are Highly Uncertain.
----------------------------------------------------------

Our success depends in part on obtaining, maintaining and enforcing patents, licensing the rights to patents and patent applications owned by others, maintaining trade secrets and operating without infringing on the proprietary rights of third parties. While we file and prosecute patent applications to protect our inventions, our pending patent applications may not result in the issuance of valid patents and our issued patents may not provide competitive advantages. Also, our patent protection may not prevent others from developing competitive products using related technology. We cannot assure you that pending patent applications developed by or licensed to us will result in patents being issued or that, if issued, the patents will give us an advantage over competitors with similar technology.

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

EXECUTIVE OFFICERS OF TANOX

Our executive officers and their ages and positions with Tanox are:

Name                                     Age            Position
----                                     ---            --------
Nancy T. Chang, Ph.D..................   52    Chairman of the Board, President
                                                 and Chief Executive Officer
William R. Shanahan, Jr., M.D.........   53    Chief Medical Officer
Matthew Moyle, Ph.D...................   41    Vice President of Research
Michael A. Kelly......................   45    Vice President and Chief
                                                 Financial Officer
Joseph M. Welch.......................   61    Vice President of Business
                                                 Development
Seenu V. Srinivasan, Ph.D.............   48    Vice President of Manufacturing
                                                 Operations
Katie-Pat Bowman......................   47    Vice President, General Counsel
                                                 and Secretary
Gary M. Glandon.......................   43    Vice President of Human Resources

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

William R. Shanahan, Jr., M.D. has served as our Chief Medical Officer since August 2000. From 1994 to August 2000, he served as Vice President, Drug Development of Isis Pharmaceuticals, a leader in antisense technology, and, prior to that, he was Director of Clinical Research at Pfizer Central Research where he directed the clinical development of new anti-inflammatory pharmacologic agents. At Searle Research and Development, he held Associate Director and Director of Clinical Research positions where he developed and monitored clinical studies related to anti-inflammatory, gastroprotective, anti-HIV, and antineoplastic pharmacologic agents. In addition, at the University of Connecticut School of Medicine he held various positions in the Division of Rheumatology including Clinical Associate Professor. Dr. Shanahan graduated from the University of California - San Francisco with a Doctorate in Human

Medicine in 1974, and from Loyola University of Chicago with a Juris Doctorate in 1992.

Matthew Moyle, Ph.D., joined us as Vice President of Research in January 2001. Prior to that, he held various positions with Amgen, Inc., a biotechnology company, since October 1995, including most recently Department Head of Expression Profiling and Pharmacogenomics. From July 1991 to September 1995 he held senior research positions with Corvas, Inc. where he was involved in the discovery and development of two biological agents that are currently in clinical testing. While at Amgen and Corvas, Dr. Moyle was actively involved in recruiting scientists and establishing multi-disciplinary project teams. He also participated in licensing transactions. Dr. Moyle received both his Ph.D. and B.Sc. degrees in Biochemistry from the University of Toronto.

Michael A. Kelly has served as our Vice President and Chief Financial Officer since October 2000. Before joining Tanox, he was Vice President and Corporate Controller of Biogen, Inc., a biopharmaceutical company, since August 1998, where he was responsible for worldwide financial strategy and organizational development and led a 75-person global team. While at Biogen, he was responsible for an immediate improvement in the credibility of the Corporate Controller role and reputation of the finance function through a service-oriented presence in the business. Prior to that, he held numerous senior management positions with Monsanto Life Sciences Company between 1981 and 1998, including Vice President, Finance.

Joseph M. Welch became our Vice President of Business Development in June 2001. From September 1993 to June 2001, Mr. Welch was Vice President of Business Development for Texas Biotechnology Corporation in Houston, where he was instrumental in effecting several alliances with major pharmaceutical and biotechnology companies, including Schering Plough, GlaxoSmithKline and ICOS Corporation. Prior to that, Mr. Welch spent 26 years with the Pharmaceutical Division of DuPont and DuPont Merck Pharmaceutical Company. Mr. Welch holds an MBA from Denver University.

Seenu V. Srinivasan, Ph.D., joined Tanox as Vice President of Manufacturing Operations in August 2001. From August 2000 to July 2001, Dr. Srinivasan was Vice President of Pharmaceutical Development and Operations at Aronex Pharmaceuticals, Inc., where he was responsible for all aspects of CMC (Chemistry, Manufacturing and Controls) sections of pharmaceutical development, including preformulation, formulation, scale up and manufacturing, and regulatory document preparation. From January 1998 to July 2000, he worked at Boehringer Ingelheim Vetmedica, Inc. (BIV) as head of pharmaceutical research and development, where he was in charge of preformulation, scale up, analytical development, testing and technical support for manufacturing, and CMC document preparation for regulatory submissions in the U.S. and Europe. Dr. Srinivasan was Alza Pharmaceuticals' manager of OROS(R)Process Engineering from October 1996 to December 1997, and held various management positions at Mallinckrodt Inc., a chemical and pharmaceutical company, from 1982-1996, including director of research and development. Dr. Srinivasan received his Ph.D. in chemistry from Purdue University.

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

Gary M. Glandon has served as our Vice President of Human Resources since August 2001. Prior to joining Tanox, Mr. Glandon was with Gateway, Inc., a manufacturer and marketer of personal computers, most recently as Vice President of Corporate Human Resources where he was responsible for all staff human resources activities for Gateway. Prior to that, from February 1999 to March 2001, Mr. Glandon was Vice President of Human Resources with responsibility for Gateway's consumer division (comprising about 10,000 employees), and from November 1997 to February 1999, he was responsible for the global human resources function, which included Gateway's international operations. From July 1996 until November 1997, Mr. Glandon had various HR positions with Gateway, including Head of HR for Gateway's Country Store division. From November 1989 to June 1996, Mr. Glandon worked for Abbott Laboratories in the human resources function. He has also held human resources positions at Magnavox and Phillips Petroleum. He received a BBA from Michigan State University and has an MSBA from St. Francis College.

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

Our scientific advisors are:

Name                                                           Title and Affiliation
----                                                           ---------------------
John Atkinson, M.D..........................  Professor, Department of Medicine & Medical Microbiology,
                                              Washington University School of Medicine
K. Frank Austen, M.D.*......................  Director, Inflammation and Allergic Diseases, Brigham and
                                              Women's Hospital
Stanley J. Korsmeyer, M.D...................  Director, Program in Molecular Oncology, Sidney Farber
                                              Professor of Pathology and Medicine, Dana-Farber Cancer
                                              Institute
Donald MacGlashan Jr, MD, PhD...............  Associate Professor of Medicine, Johns Hopkins Asthma and
                                              Allergy Center
Robert T. Schooley, M.D.....................  Chief of Division of Infectious Diseases, University of
                                              Colorado Health Sciences Center
Ethan M. Shevach, M.D.......................  Chief, Cellular Immunology Section, National Institute of
                                              Allergy and Infectious Disease

---------------------------------
*  Chairman

ITEM 2.  PROPERTIES

We currently lease 35,600 square feet of laboratory and manufacturing space (including a biological product manufacturing facility) in a 42,100 square foot industrial building in Houston, Texas. When the third party lease for the remaining 6,500 square feet in the building expires in April 2002, we will occupy the entire building. The lease expires in March 2007, and we have two five-year renewal options. In January 2001, we acquired a 13.2-acre tract of land near our present facility. Our corporate administrative offices currently occupy approximately 13,100 square feet of leased space in Houston, Texas, under a lease that expires in September 2003, with options for two six-month extensions. We also lease approximately 6,500 square feet of space in the Hsinchu Science Based Industrial Park in Taiwan. While we believe that our existing facilities are adequate to meet our immediate needs, we are actively evaluating alternatives for acquiring, building or leasing a research and administration building in

Houston. We believe that suitable space, whether constructed and/or owned by us or leased, will be available in the future on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

Dispute with Former Attorneys. We are arbitrating a fee dispute with the law firms that represented us in connection with a lawsuit involving Genentech and Roche relating to, among other things, the intellectual property rights of the parties surrounding the development of anti-IgE technology. We settled the lawsuit contemporaneously with the formation of our collaboration with Genentech.

We initiated the arbitration proceeding in August 1996, after we and our attorneys, Akin, Gump, Strauss, Hauer and Feld, L.L.P., The Robinson Law Firm and Williams, Birnberg & Anderson, could not reach agreement on the fee owed pursuant to the terms of our written fee agreement. The arbitration panel issued an award entitling the attorneys to receive (i) approximately $3.5 million, including interest, (ii) payments ranging from 33 1/3% to 40% of the future milestone payments received by us from Genentech under the collaboration following product approval and (iii) 10% of the royalties that we receive on sales of anti-IgE products.

We sought a court order vacating the arbitration award, but a judgment was entered confirming the award. We have appealed the District Court's decision to the Court of Appeals, 14/th/ District of Texas, on the basis that the panel manifestly disregarded the law and the facts in arriving at the award, the award is against public policy, and the award fails to draw its essence from the underlying fee agreement. The appeal was argued on February 7, 2002, and we currently await the Court's ruling.

If this proceeding continues to result in decisions unfavorable to us, we could lose substantial value from our collaboration with Novartis and Genentech by virtue of the legal fees awarded by the panel, which could negatively affect our stock price and harm our business, financial condition and results of operations.

Dispute Over Independent Development Rights. We are currently pursuing clinical development of TNX-901 to determine its potential in treating peanut induced anaphylaxis independently of Novartis and Genentech. Novartis and Genentech have disputed our right to pursue development of TNX-901 independently, but we believe our agreements with Novartis and Genentech permit this activity.

In an effort to resolve this dispute, we initiated an arbitration with Novartis in March 1999 pursuant to our Development and Licensing Agreement (D&L Agreement) with Novartis. In the arbitration, we are seeking, among other things, to confirm our rights to independently develop certain anti-IgE products, including TNX-901, and to use know-how we received from Novartis in our development activities. Novartis initially claimed that the dispute was not subject to arbitration and that our claimed rights to independently develop TNX-901 do not exist. Novartis also claimed damages arising from our actions.

In response to the arbitration we initiated against Novartis, Novartis and Genentech jointly filed suit against us in April 1999 in the U.S. District Court for the Northern District of California. In the lawsuit, Novartis and Genentech seek declarations that we cannot develop TNX-901 independently, that we cannot use confidential and proprietary information obtained from Novartis or Genentech for independent product development, and that we cannot pursue separate arbitrations on these matters against both Novartis and Genentech. Novartis and Genentech also claim undetermined actual and punitive damages resulting from our independent development of TNX-901, and seek a permanent injunction stopping our TNX-901 development and preventing us from continuing with our arbitrations on these matters.

In July 1999, we initiated an arbitration proceeding against Genentech, seeking, among other things, confirmation that Genentech expressly acknowledged our independent development rights in our agreement with them and that Genentech agreed to allow us to use and disclose their confidential and proprietary information for purposes contemplated by our separate agreement with Novartis. Genentech asserted that their disputes with us are not subject to arbitration and should remain in Federal court and, further, that our arbitration with Novartis should be joined with Genentech's arbitration.

In September 1999, the U.S. District Court Judge issued an order staying virtually all proceedings in the lawsuit and both arbitrations, and ordered the parties to mediation. The mediation took place in November 1999, and concluded unsuccessfully. In September 2000, and without lifting the stay on the arbitrations, the U.S. District Court Judge indicated that the litigation should continue and that discovery be had on an accelerated basis to determine certain contractual issues. In October 2001, the Court ruled on motions for summary judgment filed by each of the parties and granted summary judgment in our favor, finding that, pursuant to the D&L Agreement with Novartis, we have independent development rights, and that nothing in the Outline of Terms among Tanox, Genentech and Novartis superseded those rights. In addition, the Court noted that we may proceed with the development of TNX-901 and that we may use information acquired under our tripartite agreement with Genentech and Novartis in connection with our development of TNX-901. The Court also lifted the stays on the two arbitration proceedings.

Thereafter, Novartis and Genentech continued to dispute Tanox's right to independently develop TNX-901 and, on December 10, 2001, the Court stayed the litigation and directed the parties to return to the arbitrations originally initiated by Tanox, Inc. to resolve remaining issues with respect to TNX-901.

We intend to continue to pursue independent development of TNX-901 during the pendency of the above-described actions. If we are unsuccessful in these actions, we could be required to cease development of TNX-901 and other anti-IgE products covered by the collaboration with Novartis and Genentech and could be required to pay damages.

Dispute Regarding Contingent Payment for Tanox Pharma. In March 1998, we acquired all of the outstanding shares of Tanox Pharma B.V. (formerly known as Pangenetics B.V.) The purchase price was payable in three installments of cash and Tanox common stock, and payment of the total consideration was contingent on the satisfaction of certain conditions. One of the conditions to be satisfied was the origination of three new projects prior to March 8, 2001, by the former shareholders of Tanox Pharma (Pan Resources International N.V., Andries deNooij B.V., M. deBoer, J.W. Larrick, J.S. Price, R.F. Balint, M.T. denHartog, L. Boon (Former Shareholders)). Based on a determination that only one project was originated, we reduced the total consideration payable to the Former Shareholders by 20%, and the third installment of cash and stock was accordingly reduced.

We have sought a declaratory judgement from the District Court of Harris County that we fulfilled our obligations under the agreement. The Former Shareholders claim that the total consideration should not have been reduced and, further, that Tanox should issue additional shares of common stock to the Former Shareholders because we declared a stock dividend on February 1, 2000. Thus, the Former Shareholders claim that they are entitled to an additional $200,000 and 181,552 shares of common stock. The Former Shareholders also claim that, because of the alleged failure by Tanox to tender the third installment, we must transfer a sufficient number of shares of Tanox Pharma to the Former Shareholders as would reduce our interest in Tanox Pharma to 49%. Messrs. DeBoer, Larrick and Price make similar claims against Tanox and Tanox Pharma in an action brought by them in Haarlem, the Netherlands.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of 2001.

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE AND DIVIDENDS

Our common stock trades on The Nasdaq Stock Market under the symbol TNOX. Public trading of our stock began on April 7, 2000. The table below provides the high and low sales prices of our common stock for the periods indicated, as reported by The Nasdaq Stock Market.

                                                         High          Low
                                                         ----          ---
Year Ended December 31, 2000:
Second quarter (beginning April 7)...........           $54.31       $24.75
Third quarter................................            50.50        33.88
Fourth quarter...............................            41.00        26.88

Year Ended December 31, 2001:
First quarter................................            40.00        17.25
Second quarter................................           34.09        16.75
Third quarter................................            30.91        12.00
Fourth quarter...............................            22.24        13.18

On March 8, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $15.42. As of March 8, 2002, there were 44,077,881 shares of common stock outstanding and 172 shareholders of record of our common stock.

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

USE OF IPO PROCEEDS

On April 6, 2000, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1, Commission File No. 333-96025, registering the sale of 8,568,000 shares of our Common Stock (including the over-allotment option) for net proceeds of $225,837,000. None of the proceeds from the initial public offering were used during the period beginning with the closing of that offering and ending on December 31, 2001; however, we continue to expect that our use of these proceeds will be as described in the prospectus to our Registration Statement. Pending such use, the net proceeds are being invested in interest-bearing investment-grade securities.

ITEM 6.  SELECTED FINANCIAL DATA

       We derived the following data from the consolidated financial statements that Arthur Andersen LLP, independent public accountants, audited. This data should be read in conjunction with the consolidated financial statements.

                                                                                  Year Ended December 31,
                                                         =========================================================================
                                                            1997           1998            1999             2000          2001
                                                         ===========    ===========     ===========     ===========    ===========
                                                                             (In thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Revenues..................................               $  8,939       $  2,422        $   1,405       $   12,748     $    419
                                                         -----------    -----------     -----------     -----------    -----------

Research and development..................                  6,926         11,933           17,163           18,325       21,683
General and administrative................                  2,230          3,431            8,582            7,683        8,349
Restructuring charge......................                     --             --               --               --        3,860
                                                         -----------    -----------     -----------     -----------    -----------
Total operating costs and expenses........                  9,156         15,364           25,745           26,008       33,892
                                                         -----------    -----------     -----------     -----------    -----------
Loss from operations......................                   (217)       (12,942)         (24,340)         (13,260)     (33,473)

Other income, net.........................                  1,045          1,240            1,028           13,128       12,096
                                                         -----------    -----------     -----------     -----------    -----------
Income (loss) before income taxes.........                    828        (11,702)         (23,312)            (132)     (21,377)
(Provision) benefit of income taxes.......                   (198)         1,533              (34)            (915)          --
                                                         -----------    -----------     -----------     -----------    -----------

Net income (loss).........................               $    630       $ (10,169)      $ (23,346)      $   (1,047)    $(21,377)
                                                         ===========    ===========     ===========     ===========    ===========

Earnings (loss) per share:
     Basic................................               $   0.02       $  (0.35)       $   (0.75)      $    (0.03)    $  (0.49)
                                                         ===========    ===========     ===========     ===========    ===========
     Diluted..............................               $   0.02       $  (0.35)       $   (0.75)      $    (0.03)    $  (0.49)
                                                         ===========    ===========     ===========     ===========    ===========
Shares used in computing earnings (loss) per share:
     Basic................................                 27,909         29,105           31,113           40,258       44,010
     Diluted..............................                 31,190         29,105           31,113           40,258       44,010

                                                                                       December 31,
                                                        ==========================================================================
                                                            1997           1998            1999            2000           2001
                                                        =============   ============    ============    ============   ============
                                                                                      (In thousands)
BALANCE SHEET DATA:

Cash, cash equivalents and investments....               $  36,857      $ 33,735        $  47,254       $ 275,921      $261,102
Working capital...........................                  35,871        34,323           42,718         175,309       198,092
Total assets..............................                  44,831        43,422           55,328         290,978       277,534
Long term debt............................                   9,000        10,000           10,000          10,000        10,000
Accumulated deficit.......................                   3,054        (7,115)         (30,461)        (31,508)      (52,885)
Total stockholders' equity................                  34,428        31,540           40,007         272,774       256,441

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       Tanox identifies and develops therapeutic monoclonal antibodies to address significant unmet medical needs in the areas of asthma, allergy, autoimmune, inflammation and other related diseases. Tanox's products are genetically engineered antibodies that target a specific substance, or antigen. In 1987, we discovered a novel approach for treating allergies and asthma by using anti-immunoglobulin E, or anti-IgE, antibodies capable of blocking IgE, a causative agent of the allergy pathway, thus preventing the onset of disease symptoms. Xolair, our most advanced product in development, is a humanized monoclonal antibody that blocks IgE. Its therapeutic effect has been validated through clinical trials in patients suffering from allergic asthma, seasonal allergic rhinitis (hay fever) and perennial allergic rhinitis. We are developing Xolair in collaboration with Novartis Pharma AG and Genentech, Inc. In June 2000, our collaboration partners filed a BLA with the FDA and a submission for marketing approval with health authorities in the EU, Switzerland, Australia, and New Zealand for allergic asthma and hay fever in adults, adolescents and children. Following receipt of a Complete Response Letter in July 2001, our collaboration partners are expected to submit an amendment to the BLA in 2002 or early 2003, which will narrow the proposed initial claim to allergic asthma in adults and adolescents.

       Using our knowledge of the human immune system, we are building a diverse pipeline of monoclonal antibody product candidates. We are conducting clinical trials with three additional monoclonal antibodies. TNX-901, a humanized anti-IgE monoclonal antibody distinct from Xolair, is currently in a Phase 2 trial to evaluate the potential of TNX-901 to reduce the sensitivity to peanut allergen in patients suffering from severe peanut allergy. TNX-100 is an anti-CD40 monoclonal antibody currently in a Phase 1 trial for treating Crohn's disease. TNX-355, an anti-CD4 antibody, is in a Phase 1 trial for treating HIV. We are also conducting preclinical and research studies with TNX-224, a complement factor D inhibiting antibody for treating acute inflammatory indications.

       We currently have no products available for sale. We are focusing our efforts on research and product development activities necessary to advance our product opportunities, including process development and clinical trialA activities for products that are currently in the clinic or will commence clinical development in the next several months. We have incurred substantial losses since inception and incurred an accumulated deficit through December 31, 2001, of $52.9 million. We expect to continue to incur substantial operating losses for the foreseeable future, particularly as we expand our research and development activities, produce clinical material and initiate additional clinical trials, as well as provide additional administrative support for these and other activities. We expect that losses will continue until such time, if ever, that we generate sufficient revenue from Xolair or our other products to cover our expenses.

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

CRITICAL ACCOUNTING POLICIES

Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The actual results could differ from those estimates, and any adjustment will be reflected in future results.

Cash, Cash Equivalents and Investments

       Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. Investments consist of investment grade corporate bonds and commercial paper with maturity dates of less than two years. Tanox's policy is to hold all investments until maturity, therefore, all investments are classified as held-to-maturity and carried at amortized cost.

       At December 31, 2001, Tanox held investments with a net carrying value of $118.2 million and a fair market value of $118.9 million. At any point in time, amortized cost may be greater or less than fair market value. If investments are sold prior to maturity we could incur a realized gain or loss based on the fair market value of the investments at the date of sale. Additionally, Tanox could incur future losses on investments if the investment issuer becomes impaired or the investment is down graded.

Research & Development

        Research and development costs, including incidental patent costs, are expensed as incurred. Research and development costs include estimates for clinical trial costs. These estimates are based on patient enrollment and clinical trial progress. Actual costs may differ from estimates, and any adjustment will be reflected in future results.

Contingent Liabilities

       We are currently involved in certain legal proceedings as discussed in the "Commitments and Contingencies" note in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

       Revenues. Revenues decreased to $419,000 in 2001 from $12.7 million in 2000. The $12.3 million decrease in revenues in 2001 resulted primarily from $12.0 million in milestone revenues earned in June 2000 under our collaborative agreements with Novartis and Genentech when the BLA for Xolair was submitted to the FDA. The collaborative agreements with Novartis and Genentech accounted for none of the revenues in 2001 and 95% of total revenues in 2000. Other revenues in both years consisted of grants, government subsidies and technology licensing revenue.

       Research and Development Expenses. Research and development expenses increased to $21.7 million in 2001 from $18.3 million in 2000. In 2001, we incurred higher salary and related costs from increased staffing, increased expenses related to process development and manufacturing feasibility studies, and an in-process research and development charge of $1.1 million related to the 1998 acquisition of Tanox Pharma B.V. (formerly known as PanGenetics B.V.). The increase was partially offset by a reduction in 2001 operating expenses due to the closure of Tanox Pharma B.V., a $2.5 million charge in 2000 to acquire the right to non-exclusive licenses to patents and patent applications owned by Protein Design Labs, Inc. and a $0.6 million charge in 2000 to acquire certain technologies from LXR Biotechnology, Inc.

       General and Administrative Expenses. General and administrative expenses increased to $8.3 million in 2001 from $7.7 million in 2000, an increase of $666,000. The increase relates primarily to higher legal costs associated with increased litigation activity and increased infrastructure costs.

       Restructuring Charge. In June 2001, we implemented a plan to consolidate our research operations in Houston, Texas. In connection with the plan, we closed our facility in Amsterdam, and recorded a restructuring charge of $3.9 million. The restructuring charge primarily consisted of $624,000 for severance and related costs, $886,000 of goodwill impairment, $778,000 for the write-down of assets, $1.1 million for agreement terminations and $458,000 for other exit costs.

       Other Income. Other income decreased to $12.1 million in 2001 from $13.1 in 2000. This $1.0 million decrease was principally due to a decrease in interest income in 2001 resulting from lower interest rates.

       Income Taxes. There was no provision for income taxes in 2001, due to the pre-tax loss of $21.4 million. This pre-tax loss generated a tax benefit, which was fully offset by an increase in Tanox's valuation allowance. Our effective tax rate in 2000 significantly differed from the U.S. federal statutory rate. The provision for income taxes was $915,000, due to income generated in the U.S. and losses from foreign subsidiaries that were not tax deductible in the U.S., and did not offset the U.S. tax provision. In addition, we generated a tax benefit from non-qualified stock option exercises in 2000. The benefit was reflected as a reduction to additional paid-in capital in the accompanying financial statements.

       Net Loss. As a result of the above factors, the net loss for the year ended December 31, 2001 was $21.4 million or $0.49 per share on both a basic and fully diluted basis, compared with a net loss in 2000 of $1.0 million or $0.03 per share on both a basic and fully diluted basis.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

       Revenues. Revenues increased to $12.7 million in 2000 from $1.4 million in 1999. The $11.3 million increase in revenues in 2000 resulted from the $12.0 million in milestone revenues earned in the second quarter under the Company's agreements with Novartis and Genentech when the BLA for Xolair was submitted to the FDA. The collaborative agreements with Novartis and Genentech accounted for 95% of total revenues in 2000 and 76% of total revenues in 1999. Other revenues in both years consisted of grants, governmental subsidies and technology licensing revenue.

       Research and Development Expenses. Research and development expenses increased to $18.3 million in 2000 from $17.2 million in 1999, an increase of $1.1 million. Research and development expenses in 1999 were adversely affected by two charges. We incurred a non-cash charge for stock-based compensation of $2.7 million in 1999 to extend the exercise period of certain stock options for certain research and development employees and consultants. Additionally, a charge to in-process research and development of $3.4 million was incurred in 1999 for the second payment related to the 1998 acquisition of Tanox Pharma B.V. Excluding the two charges in 1999, research and development expenses in 2000 increased by $7.2 million. In 2000, we incurred increased personnel costs associated with the addition of research personnel, as well as increased costs due to our expanded pre-clinical and clinical development activities. In addition, we acquired the right to certain licenses from Protein Design Labs, Inc. for $2.5 million and acquired certain technologies from LXR Biotechnology, Inc. for $0.6 million.

       General and Administrative Expenses. General and administrative expenses decreased to $7.7 million in 2000 from $8.6 million in 1999, a decrease of $899,000. We incurred a non-cash charge for stock-based compensation of $1.9 million in 1999 to extend the exercise period of certain employee stock options. Additionally, we incurred a charge of $3.5 million to record a September 1999 arbitration award in favor of the attorneys who represented us in litigation against Genentech. Excluding the two charges in 1999, general and administrative expenses in 2000 increased by $4.5 million. This increase was primarily attributable to increased personnel costs, investor relations and other expenses associated with becoming a public company, franchise taxes associated with reincorporating in Delaware, and increased litigation costs.

       Other Income. Other income increased to $13.1 million in 2000 from $1.0 million in 1999, an increase of $12.1 million. This increase was principally due to an increase in interest income resulting from higher cash and investment balances in 2000, as a result of the proceeds from our initial public offering
(IPO) in April 2000.

       Income Taxes. The provision for income taxes increased to $915,000 in 2000 from $34,000 in 1999. This increase was due principally to increased U.S. pretax income, due to revenues and increased interest income, combined with non-deductible foreign tax operating expenses and U.S. tax benefits arising from the exercise of stock options. The tax benefit related to the exercises of options was recorded to additional paid-in capital.

       Net Loss. As a result of the above factors, net loss for the year ended December 31, 2000 was $1.0 million or $0.03 per share on both a basic and diluted basis, compared with a net loss in 1999 of $23.3 million or $0.75 per share on both a basic and diluted basis. The improved earnings in 2000 primarily were due to higher revenues from milestone payments and higher interest income earned on the cash received in the IPO.

LIQUIDITY AND CAPITAL RESOURCES

       We have financed our operations since inception primarily through collaboration and grant revenues, sales of equity securities, interest income and equipment financing agreements. As of December 31, 2001, we had $261.1 million in cash, cash equivalents and investments, of which $205.6 million were classified as current assets.

       During the year ended 2001, we used $12.1 million of cash for operating activities. Investing activities provided $123.4 million of cash in 2001, from the maturity of short-term and long-term investments, slightly offset by the purchase of investments and capital expenditures. Financing activities generated $2.4 million of cash during 2001, from the exercise of stock options and repayment of employee loans, slightly offset by the purchase of 80,000 shares of treasury stock. The combination of the above items resulted in an increase in cash and cash equivalents of $113.6 million during 2001.

       On April 12, 2000, we sold 7,500,000 shares of common stock in an initial public offering at a price of $28.50 per share and, on May 11, 2000, sold an additional 1,068,000 shares pursuant to the exercise by the underwriters of their over-allotment option. In total, we received gross proceeds of $244.2 million and net proceeds of $225.8 million.

       From 1994 through 1998, Novartis advanced us $10.0 million, pursuant to a loan agreement, to finance our pilot manufacturing facility. Tanox has pledged all of the assets of the pilot manufacturing facility as security for the loan. The loan bears interest at the London Interbank Offered Rate, or LIBOR, plus 2%. For 2000 and 2001, the loan interest rate approximated 8.4% and 5.6%, respectively. Through December 31, 2001, Novartis has agreed to forgive interest on the loan. For the years 1999, 2000 and 2001, the interest Novartis has forgiven has been reflected as interest expense and a contribution to capital. Subject to modifications agreed to in principle concurrent with completion of the Three-Party Collaboration, the principal and future interest payments may be partially or totally forgiven by Novartis based on the future use of the facility. When the facility becomes operational, Tanox will make interest and principal payments on the loan in amounts equal to 75% of net cash flow from the facility. If the net cash flow payments during the ten years following the date the facility first becomes operational are not sufficient to repay the principal and accrued interest on the loan, Novartis has agreed to forgive the remaining principal and accrued interest.

      Tanox has future minimum lease obligations of $2.8 million under noncancelabe leases at December 31, 2001, of which approximately $1.0 million will be paid in 2002.

       During 2001, we invested approximately $5.0 million in property and equipment, primarily to support the expansion of our research and product development activities.

       At December 31, 2001 we had accrued restructuring expenses of approximately $1.7 million. We expect to pay these expenses in 2002.

       We loaned certain employees an aggregate of $1.2 million in April 2000 to pay tax obligations resulting from their stock option exercises in 1999. These loans were repaid in 2001, and at December 31, 2001, there were no loan balances outstanding.

       Our current and anticipated development projects will require substantial additional capital to complete. We anticipate that the amount of cash we need to fund operations, including research and development, manufacturing and other costs, and for capital expenditures, will grow substantially in the future as our projects move from research to pre-clinical and clinical development. We also expect that we will need to expand our administrative, clinical development, facilities and business development activities to support the future development of our programs. In 2002, we expect research and development expenses to be between $30 million and $35 million, depending on the advances in our clinical trials. We expect that cash on hand and revenue from operations will be sufficient to fund our operations for approximately the next five years. However, our future capital needs will depend on many factors, including successfully commercializing Xolair, receiving payments from our collaboration partners, progress in our research and development activities, the magnitude and scope of these activities, the progress and level of unreimbursed costs associated with pre-clinical studies and clinical trials, the costs and magnitude of product or technology acquisitions, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, establishing additional collaboration and licensing arrangements, and manufacturing scale-up costs and marketing activities, if we undertake those activities. Consequently, we may need to raise substantial additional funds. We do not have committed external sources of funding and we cannot assure that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to :

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

We are currently engaged in litigation and arbitration relating to a fee dispute with the law firms that represented us in litigation with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award entitling the attorneys to receive (i) approximately $3.5 million (including interest), (ii) payments ranging from 33-1/3% to 40% of the future milestone payments we would receive from Genentech following product approval, and (iii) 10% of the royalties that we would receive on all sales of anti-IgE products. Tanox sought a court order vacating this arbitration award. However, a judgment was entered confirming the award. Tanox intends to pursue all available remedies, including appealing the decision. During the appeals process, we are required to post a bond or place amounts in escrow to secure payment of the award. We posted a $4.1 million supersedeas bond with the Court to continue the appeals process and to secure payment of the award.

       If Tanox is ultimately required to pay all or part of the award to the attorneys, Tanox could be required to pay up to $3.5 million, plus accrued interest that would become due, and the award would effectively reduce future milestone payments from Genentech by up to 40% and reduce future royalties from the Three-Party Collaboration by 10%. Accordingly, Tanox's future revenues, result of operations, cash flow and financial condition could be materially adversely affected.

RECENT ACCOUNTING DEVELOPMENTS

       In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Under this Statement, the FASB established a single accounting model for the valuation of long-lived assets. The provisions of SFAS No. 144 are required to be applied by Tanox for the 2002 fiscal year, and as such, we will adopt the Statement on January 1, 2002. We believe that our valuation of long-lived assets is in accordance with SFAS No. 144.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       We are exposed to a variety of risks, including foreign currency exchange fluctuations and changes in interest rates. In the normal course of business, we have established policies and procedures to manage these risks.

       Foreign Currency Exchange Rates. For the year ended December 31, 2001, operating results reflect foreign exchange gains of $39,000 and our balance sheet reflects a cumulative foreign currency translation adjustment of $84,000. We are subject to foreign currency exchange risk because:

   .     we invest in our foreign subsidiaries;
   . we incur a portion of our revenues and expenses in the local currencies of the countries where we do business; and
   . we finance part of the cost of our subsidiaries' operations through dollar denominated inter-company loans and equity investments that are recorded on their books in the respective local currencies.

       Fluctuations in exchange rates have not had a material impact on our revenues or costs and expenses, but have affected the value of our equity investments and intercompany loans. As a result of our international operations and our current financing approach, fluctuations in exchange rates of the local currencies versus the U.S. dollar impact our operating results. We are primarily exposed to gains and losses with respect to Euros, Dutch guilders and Taiwan dollars because our subsidiaries conduct business or have conducted business in these currencies. To date, we have not implemented a program to hedge our foreign currency risk, but we may do so in the future.

       Interest Rate Risk. Cash, cash equivalents and investments were approximately $261.1 million at December 31, 2001. These assets were primarily invested in investment grade corporate bonds and commercial paper with maturities of less than two years, which we have the ability and intent to hold to maturity. We do not invest in derivative securities. Although our portfolio is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would actually be recognized in earnings unless we sell the asset. In addition, our loan from Novartis is based on a premium over LIBOR. As such, if general interest rates increase, our interest costs will increase.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                   Tanox, Inc.
                   Index to Consolidated Financial Statements

                                                                                               PAGE
                                                                                               ----
Report of Independent Public Accountants......................................................  44
Consolidated Balance Sheets as of December 31, 2000 and 2001..................................  45
Consolidated Statements of Operations and Comprehensive Loss for the years ended
   December 31, 1999, 2000 and 2001...........................................................  46
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 2000 and 2001...................................................................................  47
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001....  49
Notes to Consolidated Financial Statements....................................................  50

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Tanox, Inc.:

       We have audited the accompanying consolidated balance sheets of Tanox, Inc., a Delaware corporation, and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tanox, Inc., and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
March 8, 2002

                          TANOX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,
                                                                             =========================================
                                                                                   2000                   2001
                                                                             ================       ==================
                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................................             $  29,264,000          $   142,883,000
  Short-term investments........................................               149,020,000               62,720,000
  Interest receivable...........................................                 4,156,000                2,722,000
  Other receivables.............................................                   567,000                  110,000
  Prepaid and other.............................................                   506,000                  750,000
                                                                             ----------------       ------------------
       Total current assets.....................................               183,513,000              209,185,000
LONG-TERM INVESTMENTS...........................................                97,637,000               55,499,000

PROPERTY AND EQUIPMENT:
  Land..........................................................                        --                1,619,000
  Laboratory and office equipment...............................                11,388,000               12,089,000
  Leasehold improvements........................................                 2,711,000                4,135,000
  Furniture and fixtures........................................                   230,000                  779,000
                                                                             ----------------       ------------------
                                                                                14,329,000               18,622,000
   Less-Accumulated depreciation and amortization...............                (5,717,000)              (7,024,000)
                                                                             ----------------       ------------------
       Net property and equipment...............................                 8,612,000               11,598,000
OTHER ASSETS, net of accumulated amortization
  of $92,000 and $178,000.......................................                 1,216,000                1,252,000
                                                                             ----------------       ------------------
       Total assets.............................................             $ 290,978,000          $   277,534,000
                                                                             ================       ==================
       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities......................             $   4,453,000          $     7,190,000
  Accrued arbitration award.....................................                 3,751,000                3,903,000
                                                                             ----------------       ------------------
       Total current liabilities................................                 8,204,000               11,093,000
NOTE PAYABLE TO RELATED PARTY...................................                10,000,000               10,000,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  Preferred stock, $.01 par value; 10,000,000 shares authorized;
    none outstanding............................................                        --                       --
  Common stock, $.01 par value; 120,000,000 shares authorized;
    43,603,955 and 44,156,601 shares issued; 43,603,955 shares
    and 44,076,601 shares outstanding...........................                   436,000                  442,000
  Additional paid-in capital....................................               304,647,000              309,892,000
  Treasury stock, at cost; - and 80,000 shares..................                        --               (1,009,000)
  Deferred compensation.........................................                  (555,000)                 (83,000)
  Loans receivable from employees...............................                  (442,000)                      --
  Accumulated other comprehensive loss, cumulative translation
    adjustment..................................................                   196,000                   84,000
  Accumulated deficit...........................................               (31,508,000)             (52,885,000)
                                                                             -----------------      ------------------
       Total stockholders' equity...............................               272,774,000              256,441,000
                                                                             -----------------      ------------------
       Total liabilities and stockholders' equity...............             $ 290,978,000          $   277,534,000
                                                                             =================      ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          TANOX, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                       For the Year Ended December 31,
                                                           --------------------------------------------------
                                                                1999                2000             2001
                                                           ---------------    --------------    -------------
REVENUES:
  Development agreement with related party.............     $  1,063,000       $  2,010,000     $         --
  Other development agreements and licensing fees......          342,000         10,738,000          419,000
                                                          ---------------    ---------------   --------------
        Total revenues.................................        1,405,000         12,748,000          419,000
OPERATING COSTS AND EXPENSES:
     Research and development..........................       17,163,000         18,325,000       21,683,000
     General and administrative........................        8,582,000          7,683,000        8,349,000
     Restructuring charge..............................               --                 --        3,860,000
                                                          ---------------    ---------------   --------------
        Total operating costs and expenses.............       25,745,000         26,008,000       33,892,000
                                                          ---------------    ---------------   --------------
LOSS FROM OPERATIONS...................................      (24,340,000)       (13,260,000)     (33,473,000)
OTHER INCOME (EXPENSES):
     Interest income...................................        1,884,000         14,050,000       12,769,000
     Interest expense..................................         (741,000)          (846,000)        (714,000)
     Other, net........................................         (115,000)           (76,000)          41,000
                                                          ---------------    ---------------   --------------
        Total other income.............................        1,028,000         13,128,000       12,096,000
                                                          ---------------    ---------------   --------------
LOSS BEFORE INCOME TAXES...............................      (23,312,000)          (132,000)     (21,377,000)
        Income tax provision...........................          (34,000)          (915,000)              --
                                                          ---------------    ---------------   --------------
NET LOSS...............................................     $(23,346,000)      $(1,047,000)     $(21,377,000)
                                                          ===============    ===============   ==============
LOSS PER SHARE - Basic and diluted.....................     $      (0.75)      $     (0.03)     $      (0.49)
                                                          ---------------    ---------------   --------------
SHARES USED IN COMPUTING LOSS PER SHARE -
     Basic and diluted.................................       31,113,000        40,258,000        44,010,000
                                                          ---------------    ---------------   --------------
COMPREHENSIVE LOSS:
     Net loss..........................................     $(23,346,000)      $(1,047,000)     $(21,377,000)
     Foreign currency translation adjustment...........          173,000            25,000          (112,000)
                                                          ---------------    ---------------   --------------
TOTAL COMPREHENSIVE LOSS...............................     $(23,173,000)      $(1,022,000)     $(21,489,000)
                                                          ===============    ===============   ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          TANOX, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1999, 2000, and 2001


                                                                                 Common Stock             Additional
                                                                           =========================       Paid-in
                                                                              Shares       Par Value       Capital
                                                                           =============  ===========   ==============
BALANCES, December 31, 1998..............................................    29,310,175    $ 293,000    $  39,266,000
  Issuance of common stock for cash, $12.50 per share, net of issuance
    costs................................................................     1,896,000       19,000       22,907,000
  Exercise of stock options, net.........................................     1,789,520       18,000        1,131,000
  Issuance of common stock on a net issuance basis upon exercise of
    warrants ............................................................        86,632           --               --
  Issuance of common stock for acquisition...............................       242,075        3,000        3,023,000
  Capital contribution from forgiveness of interest by related party.....            --           --          738,000
  Deferred compensation related to stock options.........................            --           --        4,636,000
  Amortization of deferred compensation related to stock options.........            --           --               --
  Loans receivable from employees........................................            --           --               --
  Foreign currency translation adjustment................................            --           --               --
  Net loss...............................................................            --           --               --
                                                                           -------------  -----------   --------------
BALANCES, December 31, 1999..............................................    33,324,402      333,000       71,701,000
  Issuance of common stock for cash, $28.50 per share, net of issuance
    costs................................................................     8,568,000       86,000      225,752,000
  Exercise of stock options, net.........................................     1,711,553       17,000        4,732,000
  Income tax benefit from stock options exercised........................            --           --          915,000
  Capital contribution from forgiveness of interest by related party.....            --           --          845,000
  Deferred compensation related to stock options.........................            --           --          702,000
  Amortization of deferred compensation related to stock options.........            --           --               --
  Loans receivable from employees........................................            --           --               --
  Repayment of employee loans............................................            --           --               --
  Foreign currency translation adjustment................................            --           --               --
  Net loss...............................................................            --           --               --
                                                                           -------------  -----------   --------------
BALANCES, December 31, 2000..............................................    43,603,955      436,000      304,647,000
  Exercise of stock options, net.........................................       492,128        5,000        2,929,000
  Issuance of common stock for acquisition...............................        60,518        1,000        1,817,000
  Repurchase of 80,000 shares of common stock at cost....................            --           --               --
  Capital contribution from forgiveness of interest by related party.....            --           --          556,000
  Cancelled stock options................................................            --           --         (335,000)
  Amortization of deferred compensation related to stock options.........            --           --               --
  Stock option compensation to non-employees.............................            --           --          278,000
  Repayment of employee loans............................................            --           --               --
  Foreign currency translation adjustment................................            --           --               --
  Net loss...............................................................            --           --               --
                                                                           -------------  -----------   --------------
BALANCES, December 31, 2001..............................................    44,156,601    $ 442,000     $309,892,000
                                                                           =============  ===========   ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                             Accumulated
                                                                Other
                                                            Comprehensive
                                             Loans             Loss -
                                          Receivable         Cumulative                                 Total
    Treasury            Deferred             From            Translation          Accumulated        Stockholders'
     Stock            Compensation         Employees         Adjustment            Deficit              Equity
-----------------    -----------------   --------------   ------------------   -----------------   -----------------
 $        --         $    (902,000)       $       --       $      (2,000)       $   (7,115,000)     $    31,540,000

          --                    --                --                  --                    --           22,926,000
          --                    --                --                  --                    --            1,149,000

          --                    --                --                  --                    --                   --
          --                    --                --                  --                    --            3,026,000
          --                    --                --                  --                    --              738,000
          --               (60,000)               --                  --                    --            4,576,000
          --               311,000                --                  --                    --              311,000
          --                    --        (1,086,000)                 --                    --           (1,086,000)
          --                    --                --             173,000                    --              173,000
          --                    --                --                  --           (23,346,000)         (23,346,000)
-----------------    -----------------   --------------      ---------------   -----------------   -----------------
          --              (651,000)       (1,086,000)            171,000           (30,461,000)          40,007,000
          --                    --                --                  --                    --          225,838,000
          --                    --                --                  --                    --            4,749,000
          --                    --                --                  --                    --              915,000
          --                    --                --                  --                    --              845,000
          --              (496,000)               --                  --                    --              206,000
          --               592,000                --                  --                    --              592,000
          --                    --        (1,188,000)                 --                    --           (1,188,000)
          --                    --         1,832,000                  --                    --            1,832,000
          --                    --                --              25,000                    --               25,000
          --                    --                --                  --            (1,047,000)          (1,047,000)
-----------------    -----------------   --------------      ---------------   -----------------   -----------------
          --              (555,000)         (442,000)            196,000           (31,508,000)         272,774,000
          --                    --                --                  --                    --            2,934,000
          --                    --                --                  --                    --            1,818,000
  (1,009,000)                   --                --                  --                    --           (1,009,000)
          --                    --                --                  --                    --              556,000
          --               335,000                --                  --                    --                   --
          --               137,000                --                  --                    --              137,000
          --                    --                --                  --                    --              278,000
          --                    --           442,000                  --                    --              442,000
          --                    --                --            (112,000)                   --             (112,000)
          --                    --                --                  --           (21,377,000)         (21,377,000)
-----------------    -----------------   --------------      ---------------   -----------------   -----------------
 $(1,009,000)        $     (83,000)        $      --          $   84,000         $ (52,885,000)      $  256,441,000
=================    =================   ==============      ===============   =================   =================

                          TANOX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the Year Ended December 31,
                                                                   -------------------------------------------------------------
                                                                         1999                 2000                   2001
                                                                   -----------------    -----------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss....................................................      $  (23,346,000)       $  (1,047,000)       $  (21,377,000)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities-
    Depreciation and amortization.............................           1,034,000            1,173,000             1,585,000
    Interest expense forgiven by related party................             738,000              845,000               556,000
    Non-cash portion of restructuring charge..................                  --                   --             1,664,000
    Compensation expense related to stock options                        4,887,000              798,000               415,000
    Non-cash income tax provision.............................                  --              915,000                    --
    In-process research and development.......................           3,359,000                   --             1,066,000
    Changes in operating assets and liabilities
      Decrease (increase) in receivables and other
        operating assets......................................           1,685,000           (4,444,000)            1,260,000
      Increase in current liabilities.........................           3,439,000            2,883,000             2,755,000
                                                                    -----------------    -----------------     ------------------
        Net cash provided by (used in) operating activities...          (8,204,000)           1,123,000           (12,076,000)
                                                                    -----------------    -----------------     ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments.....................................         (12,082,000)        (559,645,000)          (79,349,000)
  Maturity of investments.....................................          14,453,000          316,001,000           207,787,000
  Purchases of property and equipment.........................            (887,000)          (2,740,000)           (4,998,000)
  Decrease (increase) in other assets.........................            (219,000)            (973,000)                   --
  Purchase of acquisition (net  of cash acquired).............            (333,000)                  --                    --
                                                                    -----------------    -----------------     -----------------
        Net cash provided by (used in) investing activities                932,000         (247,357,000)          123,440,000
                                                                    -----------------    -----------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock......................          24,075,000          230,587,000             2,934,000
  (Issuance) repayments of employee loans, net................          (1,086,000)             644,000               442,000
  Purchase of treasury stock..................................                  --                   --            (1,009,000)
                                                                    -----------------    -----------------     -----------------
        Net cash provided by financing activities                       22,989,000          231,231,000             2,367,000

IMPACT OF EXCHANGE RATES ON CASH..............................             173,000               25,000              (112,000)
                                                                    -----------------    -----------------     -----------------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS...................................................          15,890,000          (14,978,000)          113,619,000
CASH AND CASH EQUIVALENTS, beginning of
  year........................................................          28,352,000           44,242,000            29,264,000
                                                                    -----------------    -----------------     -----------------
CASH AND CASH EQUIVALENTS, end of year........................      $   44,242,000        $  29,264,000        $  142,883,000
                                                                    =================    =================     =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the year for taxes.........................      $      137,000        $          --        $           --
  Non-cash investing and financing activities -
    Capital contribution from forgiveness of interest by a
      related party...........................................             738,000              845,000               556,000
    Common stock issued for acquisition.......................           3,026,000                   --             1,818,000

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          TANOX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION, BUSINESS AND RISK FACTORS:

       Tanox, Inc. (Tanox), was formerly known as Tanox Biosystems, Inc. and was originally incorporated as a Texas corporation on March 19, 1986. Tanox was reincorporated in Delaware in January 2000. Tanox is engaged in the identification and development of therapeutic monoclonal antibodies to address significant unmet medical needs in the area of asthma, allergy, autoimmune, inflammation and other related diseases.

       Tanox has not yet generated any significant revenues from product sales, nor is there any assurance of significant future revenues from product sales. The research and development activities engaged in by Tanox involve a high degree of risk and uncertainty. The ability of Tanox to successfully develop, manufacture and market its proprietary products is dependent upon many factors. These factors could include, but are not limited to, the need for additional financing, the reliance on collaborative arrangements for research and development, marketing and product commercialization and the ability to develop or obtain manufacturing, sales and marketing capabilities. Additional factors could include resolution of ongoing contingencies, including legal proceedings, changes in the level of sponsored research revenue, uncertainties as to patents and proprietary technologies, technological change and risk of obsolescence, efficacy and safety of its products, competition, governmental regulations and regulatory approval, and product liability exposure. As a result of the aforementioned factors and related uncertainties, there can be no assurance of Tanox's future success.

       Tanox entered into a development and licensing agreement with Novartis Pharma AG (Novartis) in May 1990. Under this agreement, Tanox and Novartis agreed to jointly develop certain products for IgE-mediated diseases, including asthma and allergies. Tanox received a contract payment upon signing the agreement and has received additional contract payments and reimbursement payments upon the occurrence of specified events. Under a separate agreement (the Stock Agreement), Tanox and Novartis also agreed to the sale and purchase of shares of Tanox's common stock. Sales of these shares were completed in May 1990, May 1992 and June 1994. Tanox notified Novartis of the termination of the Stock Agreement as provided therein, and the termination was effective as of May 10, 1997. Novartis owned approximately 14.4% of Tanox's outstanding common stock at December 31, 2001.

       On December 22, 1993, Tanox sued Genentech, Inc. (Genentech), F. Hoffman-La Roche, Ltd., Roche Holdings, Inc., Roche Holding Ltd. and Hoffman-La Roche, Inc. (collectively referred to as "Roche"), in Harris County District Court in Houston, Texas. The action arose from collaboration discussions between Tanox and Genentech in 1989 and 1990 relating to Tanox's anti-IgE product as a treatment for IgE-mediated diseases, including allergy and asthma. In response, Genentech filed suit against Tanox for patent infringement and subsequently named Novartis in the suit. Tanox's litigation against Genentech and Roche and Genentech's litigation against Tanox and Novartis were settled in July 1996. Contemporaneously with the settlement, Genentech, Novartis and Tanox also entered into a binding agreement in principle to combine their existing anti-IgE antibody programs into a cooperative effort to develop and commercialize selected anti-IgE antibodies (the Three-Party Collaboration). Tanox also entered into additional licensing arrangements with Genentech. Tanox received an initial payment upon entering into the Three-Party Collaboration and settling the litigation. Tanox received and will receive additional milestone and royalty payments upon the occurrence of specified subsequent events. Novartis or Genentech may terminate their participation in the Three-Party Collaboration on short notice, subject to reversion of product rights to Tanox and the remaining collaborator.

                          TANOX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

       The accompanying consolidated financial statements include the accounts of Tanox and its wholly owned subsidiaries, Tanox Pharma International, Inc., Tanox Pharma B.V. and TanAsia Pharma, Ltd. Intercompany transactions and balances are eliminated in consolidation.

       Certain amounts previously reported have been reclassified in order to ensure comparability among years reported.

Use of Estimates

       The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

       Revenues associated with development agreements, which include rights to license or sublicense Tanox's technology or product rights, are recognized when payments are earned. Revenues earned under development agreements include payments for milestone achievements and payments for sponsored research. Milestone payments are received under best efforts contracts, and such revenues are not refundable. Any revenue from milestones is recognized when the milestones are achieved and there are no remaining performance obligations. Revenues earned in connection with sponsored research are recognized as Tanox performs its obligations related to such research. Any revenue contingent upon future performance by Tanox is deferred and recognized as the performance is completed.

       Tanox recognized revenues of $1.1 million and $12.0 million during 1999 and 2000, respectively, under the Three-Party Collaboration described in Note 1. No revenues were recognized in 2001 under the Three-Party Collaboration. Included in these revenues are milestone payments of $1.0 million and $12.0 million in 1999 and 2000, respectively. No milestone payments were recognized in 2001. The remainder of the revenues related to sponsored research and license fees unrelated to the Three-Party Collaboration. Expenses incurred related to these agreements were approximately $0.1 million in 1999. There were no expenses incurred in 2000 or 2001. Revenues from collaborative agreements with Novartis accounted for 76% of 1999 revenues and 16% of 2000 revenues. Revenues from collaborative agreements with Genentech accounted for none of 1999 revenues and 79% of 2000 revenues.

Cash and Cash Equivalents

       Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. Tanox has restricted cash of approximately $370,000 at December 31, 2001 related to estimated obligations associated with the closure of its Amsterdam facility.

                          TANOX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Short-Term and Long-Term Investments

       Investments consist of investment grade corporate bonds and commercial paper with maturities of less than two years from the balance sheet date. Tanox's policy is to hold all investments until maturity; therefore, all investments are classified as held-to-maturity and carried at amortized cost. Tanox has no available-for-sale or trading securities.

       At December 31, 2000, the amortized cost amounts approximated fair value. Tanox's net carrying value of investments at December 31, 2001, was $118,219,000. The fair value of these investments at December 31, 2001, was $118,857,000. Unrealized gains and losses on these investments totaled $926,000 and $288,000, respectively.

       During the year ended December 31, 2001, Tanox sold $14.6 million of held-to-maturity investments prior to the maturity date, due to the deterioration in the investment issuers' credit worthiness. A realized gain of $49,000 was recognized in the accompanying consolidated statement of operations and comprehensive loss. Realized gains and losses from sales prior to maturity are classified as interest income.

Property and Equipment

       Property and equipment is carried at cost and depreciated on a straight-line basis over the estimated useful economic lives of the assets or, in the case of leasehold improvements, over the remaining term of the lease. The estimated useful lives used in computing depreciation are three to seven years for laboratory and office equipment, five to seven years for furniture and fixtures, and the lesser of nine years or the remaining lease term for leasehold improvements. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income. Maintenance and repairs are charged to expense when incurred. Depreciation and amortization expense related to property and equipment was $1.0 million, $1.1 million and $1.6 million for 1999, 2000 and 2001, respectively.

       Management periodically reviews long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If factors indicate that an asset should be evaluated for possible impairment, management compares estimated undiscounted future operating cash flow from the related asset to the carrying amount of the asset. If the carrying amount of the asset is greater than undiscounted future operating cash flow, an impairment loss would be recognized.

       In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Under this Statement, the FASB established a single accounting model for the valuation of long-lived assets. The provisions of SFAS No. 144 are required to be applied by Tanox for the 2002 fiscal year, and as such, we will adopt the Statement on January 1, 2002. We believe that our valuation of long-lived assets is in accordance with SFAS No. 144.

Other Assets

       Other assets include the cost of a $1.0 million investment in a privately held biotechnology company, which management believes approximates the fair market value.

                          TANOX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Research and Development

       Research and development costs, including incidental patent costs, are expensed as incurred. Research and development costs include estimates for clinical trial costs. These estimates are based on patient enrollment and clinical trial progress. Actual costs may differ from estimates, and any adjustment will be reflected in future results.

Accrued Liabilities

       Accrued liabilities at December 31, 2000 and 2001, consist of the following:

                                                  2000              2001
                                             --------------   --------------
Accounts payable...........................     $1,590,000       $1,624,000
Accrued restructuring......................             --        1,684,000
Accrued payroll............................        193,000          547,000
Accrued vacation...........................        182,000          370,000
Accrued taxes..............................        424,000          400,000
Accrued professional fees..................        276,000          590,000
Accrued clinical trial costs...............        832,000        1,463,000
Accrued construction/work in progress......        538,000               --
Other......................................        418,000          512,000
                                             --------------   --------------
                                                $4,453,000       $7,190,000
                                             ==============   ==============

       See Notes 10 and 4, respectively, for a discussion of the accrued arbitration award and the accrued restructuring as of December 31, 2001.

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

Foreign Currency Transactions and Translations

       The balance sheet accounts of Tanox are translated into U.S. dollars at exchange rates in effect on reporting dates. Foreign currency translation adjustments are reflected in other comprehensive loss. Income statement items are translated at average exchange rates in effect during the financial statement period. Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are classified as other income (expenses).

Loss Per Share

       SFAS No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as

                          TANOX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

basic EPS, except that diluted EPS reflects the potential dilution that would occur if outstanding options and warrants were exercised. Tanox incurred net losses for the years ended December 31, 1999, 2000 and 2001; therefore, all options outstanding for each of the years were excluded from the computation of diluted EPS because they would have been antidilutive (see Note 9). Due to the antidilutive effect of the stock options, basic and diluted EPS are the same for the years ended December 31, 1999, 2000 and 2001.

Concentration of Credit Risk

       Tanox's other receivables are primarily associated with research collaborations with pharmaceutical and biotechnology companies and grants from foreign government entities. Tanox does not believe this concentration of credit risk presents a material risk to Tanox. Tanox does not require collateral from these entities. Tanox has invested its excess cash generally in high-quality corporate bonds and commercial paper. As of December 31, 2001, management believes that these investments bear minimal risk.

3.  ACQUISITION OF TANOX PHARMA B.V.:

       In March 1998, Tanox acquired the common stock of Tanox Pharma B.V. (formerly PanGenetics B.V.), a biotechnology company located in Amsterdam, The Netherlands. Tanox recorded the transaction for accounting purposes as a purchase, and the consolidated financial statements include the operations of Tanox Pharma subsequent to the acquisition date. Under the terms of the agreement, Tanox purchased Tanox Pharma for an initial cash payment of $508,000 and 226,409 shares of common stock, valued at $11.25 per share, for a total initial consideration of $3.1 million. In addition, Tanox agreed to pay future consideration, in two installments, upon occurrence of specified future events. These events include originating at least three additional research projects within a three-year period, retaining the services of two individuals for 36 months and maintaining a certain level of government grants and subsidies. Any additional consideration would be paid to all former shareholders in proportion to their ownership at the acquisition date. In September 1999, Tanox made the second installment payment of $333,000 in cash and 242,075 shares of common stock valued at $12.50 per share, for a total additional consideration of $3.4 million.

       Tanox management believes that certain events upon which full payment of the third installment was dependent did not occur and, in accordance with the stock purchase agreement, the total consideration should be reduced by 20%. The third installment payment was recorded in the second quarter of 2001 and consisted of $133,000 in cash and 60,518 shares of common stock, totaling $2.0 million, which reflects a 20% reduction in total consideration. As discussed in
Note 10, the former shareholders are disputing the sufficiency of the amount paid in the third installment. Due to the dispute, the cash portion of the payment was returned and is included in accrued liabilities at December 31, 2001.

       Tanox engaged an independent firm to perform an appraisal of the assets acquired in the transaction. The appraisal was completed and the report issued in 1998. Under the purchase method of accounting, the aggregate purchase price was allocated to tangible and intangible assets acquired based on their relative fair values as of the date of the transactions. At the time of the acquisition, the total current and future consideration of the acquisition was valued for accounting purposes at $9.2 million, based on the total of the cash and then fair value of common stock to be paid to Tanox Pharma shareholders. Of this amount, Tanox allocated approximately $0.2 million to tangible fixed assets, $0.1 million to intangible assets, $7.2 million to in-process research and development and $1.7 million to goodwill.

                          TANOX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

       The purchase price installments were allocated as follows:

                                              Initial               Second              Third
                                            Installment          Installment         Installment
                                               (1998)               (1999)              (2001)             Total
                                           ===============    ===================   ===============    ==============
In-process research and development.....       $2,798,000             $3,359,000        $1,066,000        $7,223,000
Net working capital.....................          125,000                     --                --           125,000
Intangible assets.......................          100,000                     --                --           100,000
Tangible fixed assets...................           22,000                     --                --            22,000
Goodwill and other non-current assets...           10,000                     --           886,000           896,000
                                           ---------------    -------------------   ---------------    --------------
   Total................................       $3,055,000             $3,359,000        $1,952,000        $8,366,000
                                           ===============    ===================   ===============    ==============

       Accordingly, Tanox's financial statements for the years ended December 31, 1998, 1999 and 2001 included a charge of $2,798,000, $3,359,000 and
$1,066,000, respectively, for expensing the cost of the in-process research and development.

       If Tanox had acquired Tanox Pharma prior to January 1, 1999, the unaudited pro forma financial results would have been as follows:

                                              1999                2000               2001
                                         ================   ================   =================
Total assets...........................  $   55,328,000     $  290,978,000     $   277,534,000
Total revenues.........................       1,405,000         12,748,000             419,000
Net loss...............................     (19,988,000)        (1,047,000)        (20,311,000)

Basic and diluted loss per share.......           (0.64)             (0.03)              (0.46)

                          TANOX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4.  RESTRUCTURING CHARGE:

       In connection with a periodic review and assessment of Tanox's research programs, management made the decision to streamline its research activities and to consolidate the Taiwan, Dutch and U.S. research operations into a single site at the Company's headquarters in Houston. In June 2001, management approved a formal restructuring plan (the Plan) to close Tanox's research facility in Amsterdam. Tanox recorded a restructuring charge for the Plan of $3.9 million or $0.09 per share in June 2001, which includes a restructuring accrual for cash expenses of $2.2 million and non-cash charges of $1.7 million for impairment of goodwill and write-down of assets.

       The Plan's activity, as it relates to cash expenses for the year ended December 31, 2001, was as follows:

                                      Balance           Estimate                                 Balance at
                                   June 30, 2001        Revision         Amount Paid         December 31, 2001
                                  ----------------    -------------    ----------------     --------------------
Severance and related costs...     $     450,000        $  174,000       $   (324,000)       $        300,000
Termination of government
    grants and subsidies......           646,000                --                 --                 646,000
Termination of leases and
    research agreements.......           969,000          (501,000)           (24,000)                444,000
Other exit costs..............           187,000           271,000           (164,000)                294,000
                                 ================    ==============    ================     ===================
    Total.....................     $   2,252,000        $  (56,000)      $   (512,000)       $      1,684,000
                                 ================    ==============    ================     ===================

       Included in the restructuring charge are incremental costs to terminate 17 employees and exit licensing, research and office lease arrangements. As of December 31, 2001, all employees have been terminated.

       The Company expects to substantially complete the Plan by June 30, 2002. As of December 31, 2001, $512,000 of the restructuring expenses had been paid, and a restructuring liability of $1.7 million is reflected in the accompanying balance sheet. The remainder of the accrual represents management's best estimate, based on available information as of December 31, 2001, of identifiable and quantifiable costs that the Company will incur as a result of the Plan. The actual expenses may differ from the estimates, and any adjustments will be reflected in future results.

5.  NOTE PAYABLE TO RELATED PARTY:

        Novartis has advanced Tanox $10.0 million pursuant to a loan agreement to finance a pilot manufacturing facility. Tanox has pledged all of the assets of the pilot manufacturing facility as security for the loan. The loan bears interest at LIBOR plus 2%. For 2000 and 2001, the loan interest rate approximated 8.4% and 5.6%, respectively. Through December 31, 2001, Novartis has agreed to forgive interest on the loan. For the years ended December 31, 1999, 2000 and 2001, the interest forgiven by Novartis has been reflected as interest expense and a capital contribution. These amounts totaled $738,000, $845,000 and $556,000, respectively, for 1999, 2000 and 2001. Subject to modifications agreed to in principle concurrent with completion of the Three-Party Collaboration, the principal and future interest payments may be partially or totally forgiven by Novartis based on the future use of the facility. When the facility becomes operational, Tanox will make interest and principal payments on the loan in amounts equal to 75% of net cash flow from the facility. If the net cash flow payments during the ten years following the date the facility first becomes operational are not sufficient to repay the principal and accrued interest on the loan, Novartis has agreed to forgive the remaining principal and accrued interest.

                          TANOX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6.  LICENSE AGREEMENT WITH PROTEIN DESIGN LABS, INC.:

       During March 2000, Tanox entered into an agreement with Protein Design Labs, Inc. (PDL) to acquire the right to non-exclusive licenses to patents and patent applications owned by PDL for up to four of the Company's antibodies. Under the agreement, Tanox agreed to pay initial license fees to PDL of $2.5 million, in addition to $1.5 million that was paid to PDL in 1998 under a prior licensing agreement. Tanox also agreed to pay up to $4.0 million ($1.0 million per antibody), plus maintenance fees, to PDL if Tanox exercises its options to license all four antibodies. In addition, Tanox agreed to pay royalties on future sales if a product using the PDL technology is successfully commercialized. During the first quarter of 2000, Tanox recorded a research and development expense of $2.5 million, representing the cost of the initial option payment.

7.  INCOME TAXES:

       Tanox's pretax income (loss) consists of the following:

                           1999               2000               2001
                      ===============   ================    ===============
U.S................    $(16,505,000)     $   5,742,000       $(24,451,000)
Foreign............      (6,807,000)        (5,874,000)         3,074,000
                      ---------------   ----------------    ---------------
                       $(23,312,000)     $    (132,000)      $(21,377,000)
                      ===============   ================    ===============

       The components of the provision for income taxes are as follows:

                                1999               2000               2001
                           ==============    ================    ===============
     Current............    $     34,000      $     915,000       $        ---
     Deferred...........             ---                ---                ---
                           --------------    ----------------    ---------------
                            $     34,000      $     915,000       $        ---
                           ==============    ================    ===============

       For 1999, 2000 and 2001 the effective income tax provision varied from that computed at the statutory federal income tax rate of 35% primarily due to an increase in the valuation allowance and nondeductible foreign losses.

       During 2000 and 2001, a significant number of non-qualified options were exercised creating an excess income tax benefit for Tanox. This benefit was utilized to the extent that Tanox had tax basis income that was not offset by net operating loss (NOL) carryforwards. The benefits recognized in 2000 of $915,000 were recorded as an expense and additional paid-in capital. At December 31, 2001, approximately $19.1 million of the valuation allowance has been attributed to "excess benefit due to options." The company will use this portion only when the valuation allowance has been reduced by $10.5 million. Any tax benefit that is realized in subsequent years from the reduction of the valuation allowance established related to these options will also be recorded as an expense and additional paid-in capital.

                          TANOX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

       Significant components of Tanox's deferred tax assets at December 31 are as follows:

                                                         2000             2001
                                                     ==============    ===============
Federal NOL carryforwards.........................    $  9,005,000      $ 19,482,000
In-process research and development...............       2,038,000         1,335,000
Foreign NOL carryforwards.........................       2,412,000         2,412,000
Deferred compensation related to stock options....       2,189,000         2,268,000
Research and development tax credit...............       1,289,000         1,713,000
Alternative minimum tax credit....................         186,000           248,000
Accruals not currently deductible.................       1,456,000         1,550,000
Capitalized research..............................         656,000           875,000
Other, net........................................         140,000           223,000
                                                     --------------    ---------------
     Total deferred tax assets....................      19,371,000        30,106,000
Differences in book and tax depreciation..........        (488,000)         (474,000)
Deferred tax valuation allowance..................     (18,883,000)      (29,632,000)
                                                     --------------    ---------------
     Net deferred taxes                               $        ---      $        ---
                                                     ==============    ===============

        At December 31, 2001, Tanox had federal regular tax NOL carryforwards and alternative minimum tax NOL carryforwards of approximately $55,663,000 and 53,729,000, respectively, which will begin to expire in 2019. Tanox also had a foreign NOL carryforward of approximately $6,891,000, which will be available to offset the separate company taxable income of certain foreign subsidiaries. Additionally, Tanox has an unused U.S. research and development tax credit carryforward at December 31, 2001, of approximately $1,713,000, which will begin to expire in 2002. Tanox also has alternative minimum tax NOL carryforwards of approximately $57,490,000 and alternative minimum tax credit carryforwards, of approximately $248,000 as of December 31, 2001. As Tanox has incurred cumulative losses to date and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the net deferred tax asset at December 31, 2000 and 2001. Tanox's valuation allowance increased from $18,883,000 at December 31, 2000, to $29,632,000 at December 31, 2001, primarily due to Tanox's increase in NOL carryforwards.

8.  LEASE OBLIGATIONS:

       Tanox leases its facilities pursuant to various operating leases that expire at various dates through March 2007. Future minimum lease obligations under noncancelable leases at December 31, 2001, are as follows:

Year ending December 31-
      2002..........................................       $  967,000
      2003..........................................          671,000
      2004..........................................          365,000
      2005..........................................          359,000
      2006..........................................          359,000
      Thereafter....................................           90,000
                                                          ------------
           Total....................................       $2,811,000
                                                          ============

       Tanox incurred rent expense of $331,000, $425,000 and $572,000 in 1999, 2000 and 2001, respectively. Certain of the facility leases include escalation clauses for operating expenses and real estate taxes.

                          TANOX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9.  CAPITAL STOCK:

Preferred Stock

       Tanox is authorized to issue up to 10,000,000 shares of $.01 par value preferred stock. The board of directors has the authority to issue these shares in one or more series and to establish the rights, preferences and dividends. No shares of preferred stock have been issued.

Stock Split

       On February 1, 2000, Tanox declared a stock dividend to effect a stock split that provided 0.6 of a share of Tanox common stock for every one share of Tanox common stock held by stockholders of record as of January 31, 2000. The aggregate par value of the dividend was transferred from additional paid-in capital to common stock. The stock split has been retroactively reflected in the accompanying consolidated financial statements.

Stockholder Rights Agreement

       On July 27, 2001, the board of directors of Tanox declared a dividend of one right for each outstanding share of the common stock of record at the close of business on August 10, 2001. Each right entitles the registered holder to purchase a unit consisting of one one-hundredth of a share (a Fractional Share) of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $140 per Fractional Share, subject to adjustment. The rights generally become exercisable if an acquiring party accumulates 20% or more of the common stock and, in such event, the holders of the rights (other than the acquiring person) would be entitled to purchase either Tanox's stock or shares in an acquiring entity at half of market value. Tanox is generally entitled to redeem the rights at $0.01 per right at any time until the tenth day following the time the rights become exercisable. The rights will expire on August 10, 2011.

Treasury Stock

       In September 2001, the board of directors of Tanox authorized the repurchase, at management's discretion, of up to $4.0 million of Tanox's common stock, and in September 2001 the Company purchased 80,000 shares for an aggregate cost of $1.0 million.

Stock Options

       During 1987, Tanox established the 1987 Stock Option Plan (the 1987 Plan) covering key employees, officers and directors of Tanox. Under the terms of the 1987 Plan, as amended, the number of shares of common stock eligible for issuance was 4,320,000. Options issued under the 1987 Plan were generally granted at a purchase price equal to the fair market value at the date of grant and are generally exercisable beginning two years after the date of grant for 40% of the shares, with the balance to become exercisable cumulatively in three installments of 20% each year thereafter. Options expire ten years after the date of grant. At December 31, 2001, options to purchase 344,960 shares of common stock were outstanding under the 1987 Plan. The 1987 Plan expired June 24, 1997, and no more shares may be granted under this plan.

                          TANOX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

       Tanox established the 1997 Stock Plan (the 1997 Plan) in November 1997. Under the terms of the 1997 Plan, Tanox may grant options to purchase up to 8,000,000 shares of common stock to employees, directors, advisors and consultants. The 1997 Plan also provides for several types of grants including incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, stock purchases and performance units. Incentive stock options provide the right to purchase common stock at a price not less than 100% of the fair value of common stock on the date of the grant. Non-qualified stock options provide the right to purchase common stock at a price not less than 50% of the fair value of the common stock on the date of the grant. The options granted under the 1997 Plan generally expire ten years after date of grant and are generally completely exercisable five years after the grant date. At December 31, 2001, options to purchase 1,405,236 shares of common stock were outstanding under the 1997 Plan, and 6,289,533 shares were available for future grants. The 1997 Plan will expire on October 31, 2007.

       In January 1992, Tanox established the 1992 Non-Employee Directors Stock Options Plan (the Directors Plan) and reserved 480,000 shares of common stock for issuance upon the exercise of options granted pursuant to the Directors Plan. Unless otherwise provided, options granted under the Directors Plan will vest one-third annually from the date of grant. The exercise price of the options granted will be determined by a committee appointed by Tanox's board of directors. At December 31, 2001, options to purchase 129,800 shares of common stock were outstanding under the Directors Plan, and 330,000 shares were available for future grants. The Directors Plan expired on January 10, 2002.

       In February 2000, Tanox established the 2000 Non-Employee Directors' Stock Option Plan (the 2000 Directors Plan) and reserved 500,000 shares of common stock for issuance under the plan. Non-employee directors joining the board after April 6, 2000, automatically receive a stock option to purchase 15,000 shares upon initial election or appointment. Each such director also receives a stock option to purchase an additional 5,000 shares upon their re-election to the board. In May 2001, the board of directors of Tanox approved, subject to stockholder approval, an amendment to the 2000 Directors Plan. As amended, the plan provides that non-employee directors joining the board after May 31, 2001, automatically receive an option to purchase an equivalent number of shares of common stock having a Black-Scholes model value of $200,000. Non-employee directors also receive, immediately following any annual meeting of stockholders at which directors are elected (beginning with the 2002 annual meeting), an option to purchase an equivalent number of shares of common stock having a Black-Scholes model value of $80,000, provided that the director did not receive an initial grant under the plan within the prior six months. All grants under the 2000 Directors Plan are issued at fair market value and vest 1/36 per month from the date of grant over three years. The term of each stock option is ten years. The board of directors administers the 2000 Directors Plan. At December 31, 2001, options to purchase 15,000 shares of common stock were outstanding under the 2000 Directors Plan, and 485,000 shares were available for future grants.

       In addition to the plans discussed above, Tanox has entered into various stock option agreements with certain outside consultants and advisors. At December 31, 2001, options to purchase 117,600 shares of Tanox's common stock were outstanding under such agreements. All of the outstanding options issued under these agreements were issued prior to 1996, are currently exercisable and expire in either 2002 or 2003.

                          TANOX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

       The following table summarizes stock option transactions since December 31, 1998:

                                            Number of                                  Weighted Average
                                             Shares         Exercise Price              Exercise Price
                                          ---------------  ----------------           -------------------
Outstanding, December 31, 1998....           4,881,120      $ 0.21 - 11.25                      $ 2.88
Granted...........................             137,120        4.06 - 12.50                       10.27
Exercised.........................          (1,789,520)       0.63 -  5.63                        0.64
Cancelled.........................             (44,800)       2.29 - 11.25                        7.61
                                          ---------------  ----------------           -------------------
Outstanding, December 31, 1999....           3,183,920        0.21 - 12.50                        4.39
Granted...........................             686,500       12.50 - 48.00                       36.14
Exercised.........................          (1,720,742)       0.21 - 12.50                        2.86
Cancelled.........................            (169,041)       7.50 - 12.50                        8.52
                                          ---------------  ----------------           -------------------
Outstanding, December 31, 2000....           1,980,637        0.63 - 48.00                       16.38
Granted...........................             750,800       12.74 - 36.31                       22.25
Exercised.........................            (492,128)       0.63 - 12.50                        5.96
Cancelled.........................            (226,713)       3.75 - 38.50                        9.59
                                          ---------------  ----------------           -------------------
Outstanding, December 31, 2001....           2,012,596      $ 0.83 - 48.00                      $21.88
                                          ===============  ================           ===================
Exercisable, December 31, 2001....             651,859      $ 0.83 - 48.00                      $14.29
                                          ===============  ================           ===================

       Tanox follows SFAS No. 123, which permits one of two methods of accounting for stock options. Tanox adopted Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. SFAS No. 123, however, requires Tanox to disclose the income statement effect of the alternative fair value method assuming Tanox was required to record compensation expense for stock options equal to the assumed fair value on the grant date.

       Under APB No. 25, Tanox recognizes as compensation expense the excess of the estimated fair value of the common stock issuable upon exercise of such options over the aggregate exercise price of such options on the measurement date. This compensation expense is amortized ratably over the vesting period of each option. Amortization expense for such options, net of reversals for terminations, was $311,000, $592,000 and $137,000 during the years ended December 31, 1999, 2000 and 2001, respectively.

       The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Black-Scholes model uses grant prices, as stated in the option agreements, market price as established by stock sales in 1999 and deemed market prices established by the Compensation Committee of Tanox's board of directors prior to Tanox's initial public offering (IPO) and fair market value established by closing prices on the Nasdaq Stock Market following the IPO. The following assumptions were used in the Black-Scholes option pricing model:

                                          1999         2000         2001
                                      ----------   -----------  -----------
Expected dividend yield...........           --            --           --
Expected price volatility.........        42.0%         46.0%         51.O%
Risk-free interest rate...........         6.0%         4.25%          3.0%
Expected life of option...........      6 years       5 years       5 years
Expected turnover.................        20.0%          2.0%          5.0%

                          TANOX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

       Assuming the compensation cost for the stock option plans had been determined pursuant to the fair value method under SFAS No. 123, Tanox's pro forma net loss would have been as follows:

                                        1999             2000               2001
                                -----------------   -----------------   -----------------
Net loss -
   As reported...............    $ (23,346,000)       $ (1,047,000)       $ (21,377,000)
   Pro forma.................      (24,551,000)         (2,322,000)         (26,086,000)
Basic and diluted EPS -
   As reported...............            (0.75)              (0.03)               (0.49)
   Pro forma.................            (0.79)              (0.06)               (0.59)

       Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1996, the resulting pro forma compensation cost may not be representative of the expense to be expected in future years.

        The number and weighted average fair value of options granted in 1999, 2000 and 2001 is as follows:

                                             1999                           2000                           2001
                                 -----------------------------  -----------------------------  -----------------------------
                                                  Weighted                       Weighted                       Weighted
                                                   Average                        Average                        Average
                                    Shares        Fair Value       Shares        Fair Value       Shares        Fair Value
                                 ------------   --------------  ------------   --------------  ------------   --------------
Option price equals fair market
  Value........................    129,120             $5.24      627,000           $17.43        727,072           $10.59
Option piice greater than fair
  market value.................         --                --           --               --         22,828             7.83
Option price less than fair
  market value.................      8,000              5.65       59,500            17.65             --               --

       The following table summarizes information about fixed-price stock options outstanding at December 31, 2001:

                                      Options Outstanding at                   Options Exercisable at
                                        December 31,2001                         December 31,2001
                            ---------------------------------------------  ------------------------------
                                             Weighted                           No. of
                               No. of        Average          Weighted          Shares         Weighted
                              Shares        Remaining         Average         Subject to       Average
                             Subject to    Contractual        Exercise        Exercisable      Exercise
Kanpe of Exercise Prices     Options      Life(in Yrs)        Price           Options          Price
-------------------------  -----------  ----------------  --------------  --------------- --------------
$0.83 - 9.60..............     593,400         4.1                $5.31         420,653            $4.41
$9.60 -  19.20............     482,468         9.2                15.28          36,811            12.50
$19.20 - 28.80............     102,128         5.2                23.29          14,246            24.39
$28.80 - 38.40............     637,600         8.8                34.45         140,000            34.31
$38.40 - 48.00............     197,000         7.9                46.47          40,149            45.97
                            -----------                                    ---------------
                              2,012,596        7.2                21.88         651,859            14.29
                            ===========                                    ===============

       In April 1999, Tanox loaned 12 employees approximately $1,086,000 to enable the employees to exercise options to purchase 1,738,320 shares of Tanox common stock. All of the loans were full-recourse, secured by shares of Tanox common stock owned by the employees, bore interest at a rate of 8.5%, and were due and payable in full in September 2001. In March 2000, Tanox loaned an additional

                          TANOX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

$1,188,000, payable in full in September 2001, to eight of the employees to enable them to pay federal income tax associated with the 1999 exercise of stock options. At December 31, 2001, the loans have been paid in full.

       Also during 1999, Tanox agreed to extend, for an additional three-year period, the term of 524,400 stock options held by certain employees and consultants that were scheduled to expire. In connection with this extension, Tanox expensed, for accounting purposes, approximately $4,576,000 of compensation expense representing the fair value of the options as of the remeasurement date. For employees, compensation expense was recorded equal to the difference between the fair value of the underlying stock on the date of the extension and the exercise price of the option. For consultants, compensation expense was calculated using the Black-Scholes valuation model on the date of the extension.

Warrants

       In connection with the issuance of notes payable to an unrelated company for equipment financing in 1989, Tanox issued warrants to purchase 93,053 shares of Tanox's common stock at $0.86 per share. All of the warrants were exercised on a net issuance basis in 1999 and converted into 86,632 shares of common stock. As of December 31, 2001, there were no outstanding warrants.

10.  COMMITMENTS AND CONTINGENCIES

Arbitrations and Litigation

       Following settlement of Tanox's lawsuit against Genentech and Roche referred to in Note 1, Tanox filed a demand for arbitration against the attorneys who represented Tanox in the litigation in order to resolve a dispute over the amount of attorneys' fees due by Tanox. On September 29, 1999, the arbitration panel issued an award entitling the attorneys to receive (i) approximately $3.5 million, including interest, (ii) payments ranging from 33-1/3% to 40% of the future payments that Tanox may receive from Genentech following product approval and (iii) 10% of the royalties that Tanox may receive on sales of anti-IgE products. Tanox sought a court order vacating this arbitration award. However, a judgment was entered confirming the award. Tanox intends to pursue all available remedies, including appealing the decision. During the appeals process, we are required to post a bond or place amounts in escrow to secure payment of the award. We posted a $4.1 million supersedeas bond with the Court to continue the appeals process and to secure payment of the award.

       If Tanox is ultimately required to pay all or part of the award to the attorneys, Tanox could be required to pay up to 3.5 million, plus accrued interest that would become due, and the award would effectively reduce future milestone payments from Genentech by up to 40% and reduce future royalties from the Three-Party Collaboration by 10%. Accordingly, Tanox's future revenues, result of operations, cash flow and financial condition could be materially adversely affected.

       Tanox is also engaged in a dispute with Novartis and Genentech over Tanox's right to independently develop certain of its anti-IgE monoclonal antibodies, which are not being developed in connection with the Three-Party Collaboration. Following a favorable summary judgment from a Federal district court regarding certain key issues, Tanox and Novartis will submit remaining issues to an arbitration panel, following which, Tanox may pursue arbitration with Genentech. If Tanox ultimately loses its right to independently develop the anti-IgE monoclonal antibodies, Tanox would be required to discontinue development of its TNX-901 product.

       In connection with Tanox's acquisition of Tanox Pharma in March 1998, Tanox paid initial consideration of $508,000 and 226,409 shares of its common stock, and agreed to pay future

                          TANOX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

consideration, in two installments, subject to the occurrence of specified events. Tanox believes that certain events did not occur, and, in accordance with the terms of the stock purchase agreement, the total consideration payable was reduced by 20%. The former stockholders of Tanox Pharma have disputed this position, and Tanox sought a declaratory judgment in state court in Harris County, Texas to resolve the dispute. The former stockholders have brought counter claims in the Texas lawsuit, as well as claims in a parallel litigation in the Netherlands, which assert that the total consideration should not have been reduced, therefore requesting payment of the full amount of the third installment, as well as return of 51% of the stock of Tanox Pharma. The full amount of the third installment under the stock purchase agreement is $333,336 in cash and 151,294 shares of common stock. In addition, the former stockholders have asserted that they are entitled to additional shares because Tanox declared a stock dividend in February, 2000. Tanox also disagrees with this assertion. Tanox does not believe that the outcome of this litigation will have a material adverse effect on its financial position or liquidity.

       From time to time Tanox is a defendant in lawsuits incidental to its business. Management believes that the outcome of these lawsuits will not be material to Tanox's financial statements.

Milestones and Royalties

       Tanox has agreements with various companies and institutions that call for payments upon the achievement of milestones by Tanox and royalty payments based upon a percentage of product sales.

Registration Rights

       Some of Tanox's stockholders including founders, some early investors and persons who hold 15% or more of our stock, have certain registration rights.

401(k) Plan

       Effective January 1, 1992, Tanox adopted a qualified retirement plan (the 401(k) Plan) covering all of Tanox's U.S. employees who are at least 21 years of age and have completed at least 90 days of service with Tanox. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions by Tanox on behalf of all participants in the 401(k) Plan. Tanox's matching contributions to the 401(k) Plan totaled approximately $66,000, $83,000 and $208,000 in 1999, 2000 and 2001,
respectively.

                          TANOX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11.  GEOGRAPHIC AREAS:

       Tanox operates in a single business segment. Tanox's operations by geographic area for the years ended December 31, 1999, 2000 and 2001, are presented below:

                                         Total             Net Income       Identifiable
                                        Revenues             (Loss)           Assets
                                     ==============    ===============     ===============
Year Ended December 31, 1999-
   Americas.....................      $  3,865,000     $  (19,242,000)     $   58,522,000
   Europe.......................           244,000         (4,039,000)            754,000
   Asia.........................                --            (65,000)          1,534,000
   Interarea eliminations.......        (2,704,000)                --          (5,482,000)
                                    ---------------    ---------------     ---------------
                                      $  1,405,000     $  (23,346,000)     $   55,328,000
                                    ===============    ===============     ===============
Year Ended December 31, 2000-
   Americas.....................      $ 14,502,000     $    3,127,000      $  298,027,000
   Europe.......................           666,000         (3,746,000)          1,358,000
   Asia.........................                --           (428,000)          1,178,000
   Interarea eliminations.......        (2,420,000)                --          (9,585,000)
                                    ---------------    ---------------     ---------------
                                      $ 12,748,000     $   (1,047,000)     $  290,978,000
                                     ==============    ===============     ===============
Year Ended December 31, 2001-
   Americas.....................      $    235,000     $  (16,409,000)     $  288,259,000
   Europe.......................           184,000         (4,670,000)            636,000
   Asia.........................                --           (298,000)            788,000
   Interarea eliminations.......                --                 --         (12,149,000)
                                     --------------    ---------------     ---------------
                                       $    419,000    $  (21,377,000)     $  277,534,000
                                    ===============    ===============     ===============

12.  QUARTERLY FINANCIAL DATA (UNAUDITED) (IN THOUSANDS EXCEPT PER SHARE DATA):

                                                       Three Months Ended
                                   ========================================================
2000                                March 31        June 30    September 30    December 31
                                   ==========      =========   ============    ============
Revenues.........................  $      149     $   12,112     $      203     $      284
Income (loss) from operations....      (6,445)         6,769         (5,774)        (7,810)
Net income (loss)................      (5,967)         8,449         (1,739)        (1,790)
Income (loss) per share:
     Basic.......................       (0.18)          0.21          (0.04)         (0.04)
     Diluted.....................       (0.18)          0.20          (0.04)         (0.04)

                                                       Three Months Ended
                                   ========================================================
2001                                March 31        June 30    September 30    December 31
                                   ==========      =========   ============    ============
Revenues.........................   $    121        $    163    $      3        $     132
Loss from operations.............    (6,855)         (12,119)     (6,710)          (7,789)
Net loss.........................    (2,971)          (8,315)     (3,698)          (6,393)
Loss per share:
      Basic and diluted..........     (0.07)           (0.19)      (0.08)           (0.15)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors that is required by this item is incorporated by reference from the discussion in the Proxy Statement captioned "Proposal 1--Election of Directors" and "Beneficial Ownership Table". Information concerning our executive officers is set forth under Part I of this Form 10-K.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1. Index to Financial Statements.

         Report of Independent Public Accountants
         Consolidated Balance Sheets as of December 31, 2000 and 2001 Consolidated Statements of Operations and Comprehensive Loss for the
           years ended December 31, 1999, 2001 and 2001
         Consolidated Statements of Stockholders' Equity for the years ended
           December 31, 1999, 2000 and 2001
         Consolidated Statements of Cash Flows for the years ended December 31,
           1999, 2000 and 2001
         Notes to Consolidated Financial Statements

      2. Financial Statement Schedules.

         All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

      3. Exhibits.

        3.1-- Amended and Restated Certificate of Incorporation of the
              Registrant, as amended. (1)
        3.2-- Bylaws of the Registrant, as currently in effect. (1)
        4.1-- Specimen of Common Stock Certificate, $.01 par value, of the
              Registrant. (1)

      10.1-- Form of Indemnification Agreement between the Registrant and its officers and directors. (1) (5)
      10.2-- 1987 Stock Option Plan of the Registrant, as amended. (1) (5) 10.3-- 1992 Non-employee Directors Stock Option Plan of the Registrant.
             (1) (5)
      10.4-- 1997 Stock Plan of the Registrant. (1) (5)
      10.5-- Lease of premises at 10301 Stella Link, Suite 110, Houston, Texas, dated December 3, 1986, as amended. (1)
      10.6-- Stock Purchase Agreement, dated July 14, 1987, by and among the
             Registrant and Tse Wen Chang, Nancy T. Chang, Alafi Capital Company, Shireen Alafi, Joseph Heskel, Trustee for Christopher Alafi, and Invitron Corporation. (1)
      10.7-- License for Winter Patent, dated June 26, 1989, by and between
             Medical Research Council and the Registrant. (1)
      10.8-- Amendment to the License for Winter Patent, dated February 9,
             1990, by and between Medical Research Council and the Registrant.
             (1)
      10.9-- Development and Licensing Agreement, dated May 11, 1990, by and between the Registrant and Ciba-Geigy Limited. (1)
      10.10--Term Sheet for Secured Loan, dated December 14, 1994, by and between the Registrant and Ciba-Geigy Limited. (1) 10.11--Chiron-PanGenetics Research and Development License and Options
             for Commercial License, dated September 25, 1995, by and between PanGenetics, B.V., Panorama Research, Inc. and Chiron
             Corporation. (1)
      10.12--Stock Purchase Agreement, dated as of March 12, 1998, by and between the Registrant and the holders of shares of PanGenetics, B.V. (1)
      10.13--License Agreement, dated June 1, 1998, by and between Biogen, Inc.
             and the Registrant. (1)
      10.14--Outline of Terms for Settlement of the Litigations Among
             Genentech, Inc., Genentech International, Ltd., the Registrant and Ciba-Geigy Limited Relating to Anti-IgE Inhibiting Monoclonal Antibodies, dated July 8, 1996. (1)
      10.15--Supplemental Agreement between the Registrant and Ciba-Geigy
             Limited, dated July 8, 1996. (1)
      10.16--Settlement and Cross-Licensing Agreement, dated July 8, 1996, by and between the Registrant and Genentech, Inc. and Genentech International Limited. (1)
      10.17--Settlement and Participation Agreement, dated July 8, 1996, by and between the Registrant and F. Hoffman-La Roche, Ltd., Hoffman-La Roche, Inc., Roche Holding Ltd. and Roche Holdings, Inc. (1)
      10.18--Patent License Agreement, dated June 30, 1998, by and between
             Protein Design Labs, Inc. and the Registrant. (1)
      10.19--Amendment to Patent License Agreement, dated June 28, 1999, by and between Protein Design Labs, Inc. and the Registrant. (1) 10.20--Research and License Agreement, dated April 21, 1999, by and between the Registrant and Biovation Limited. (1)
      10.21--Material Transfer and Commercial Evaluation Agreement, dated March
             9, 1999, by and between Tanox, Inc. and Biovation Limited. (1) 10.22--G-CSF Receptor Non-exclusive License Agreement, dated January 11,
             2000, by and between Immunex Corporation and the Registrant. (1) 10.23--2000 Non-Employee Directors' Stock Option Plan. (1) (5) 10.24--Master Agreement, dated March 17, 2000, by and between the
             Registrant and Protein Design Labs, Inc. (1)
      10.25--First Amendment to the Tanox, Inc. 1997 Stock Plan. (2) (5) 10.26--First Amendment to the 2000 Non-Employee Directors' Stock Option
             Plan. (3) (5)
      10.27--Rights Agreement dated as of July 27, 2001 between Tanox, Inc. and
             American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A the form of Rights Certificate and as Exhibit B the Summary of Rights to Purchase Common Stock. (4)
      10.28--Amendment 10, dated October 22, 2001, to Lease of premises at 10301
             Stella Link, Suite 110, Houston, Texas, dated December 3, 1986.

      21.1-- List of Subsidiaries of the Registrant.
      23.1-- Consent of Arthur Andersen LLP
      23.2-- Consent of KPMG Consulting Inc.
      -----------------------------
      (1) Filed as an exhibit to our Registration Statement on Form S-1 (no. 333-90625) and incorporated herein by reference.
      (2) Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference.
      (3) Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.
      (4)    Filed as an exhibit to our Current Report on Form 8-K dated
             August 2, 2001.
      (5)    Management contract or compensatory plan.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TANOX, INC.

                                      By:     Nancy T. Chang
                                          --------------------------------
                                              Nancy T. Chang
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature                      Title                               Date

  Nancy T. Chang               President, Chief Executive Officer  March 8, 2002
------------------
  Nancy T. Chang               and Chairman of the Board

  Michael A. Kelly             Vice President and Chief            March 8, 2002
------------------
  Michael A. Kelly             Financial Officer
                               (Principal Financial Officer)

  Pamela Thompson              Director of Financial Reporting     March 8, 2002
------------------------
  Pamela Thompson              (Principal Accounting Officer)

  Heinz W. Bull                 Director                           March 8, 2002
------------------------
  Heinz T. Bull

  Txe Wen Chang                 Director                           March 8, 2002
------------------------
  Tse Wen Chang

  William J. Jenkins            Director                           March 8, 2002
------------------------
  William J. Jenkins

  Osama Mikhail                 Director                           March 8, 2002
------------------------
  Osama Mikhail