Form 10-Q
period 2002-03-31
TANOX INC
filed 2002-04-29
CIK 1099414

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 2002

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  [X]    No  ____

As of April 25, 2002, the registrant had 44,178,841 shares of Common Stock issued and 44,098,841 shares of Common Stock outstanding.

                                  TANOX, INC.
                FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002

                                     INDEX

                                                                                                     PAGE
                                                                                                 ------------
Part I -  Financial Information

 Item 1 -  Financial Statements

   Condensed Consolidated Balance Sheets at March 31, 2002 and December 31, 2001..........              1
   Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three
    Months Ended March 31, 2002 and 2001..................................................              2
   Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31,
    2002 and 2001.........................................................................              3
   Notes to Condensed Consolidated Financial Statements...................................              4

 Item 2 -  Management's Discussion and Analysis of Financial Condition and Results of
  Operations..............................................................................              7

 Item 3 -  Quantitative and Qualitative Disclosures About Market Risk.....................             10

Part II -  Other Information

 Item 2 -  Changes in Securities and Use of Proceeds......................................             12

 Item 6 -  Exhibits and Reports on Form 8-K...............................................             12

Signature.................................................................................             13


                                     PART I
                             FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                          TANOX, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          March 31, 2002       December 31, 2001
                                                                          --------------       -----------------
                                                                            (Unaudited)
                                ASSETS
                                ------
CURRENT ASSETS:
 Cash and cash equivalents.............................................     $ 58,574,000            $142,883,000
 Short-term investments:
    Held-to-maturity...................................................       57,033,000              62,720,000
    Available-for-sale.................................................          780,000                      --
 Interest receivable...................................................        3,186,000               2,722,000
 Other receivables.....................................................            5,000                 110,000
 Prepaid and other.....................................................          781,000                 750,000
                                                                            ------------            ------------
  Total current assets.................................................      120,359,000             209,185,000

LONG-TERM INVESTMENTS - HELD-TO-MATURITY                                     137,551,000              55,499,000

PROPERTY AND EQUIPMENT:
 Land..................................................................        1,619,000               1,619,000
 Laboratory and office equipment.......................................       12,918,000              12,089,000
 Leasehold improvements................................................        4,397,000               4,135,000
 Furniture and fixtures................................................          779,000                 779,000
                                                                            ------------            ------------
                                                                              19,713,000              18,622,000
 Less - Accumulated depreciation and amortization......................       (7,535,000)             (7,024,000)
                                                                            ------------            ------------
  Net property and equipment...........................................       12,178,000              11,598,000
OTHER ASSETS,  net of accumulated amortization of
 $178,000 in 2002 and 2001.............................................          185,000               1,252,000
                                                                            ------------            ------------
  TOTAL ASSETS.........................................................     $270,273,000            $277,534,000
                                                                            ============            ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
CURRENT LIABILITIES:
 Accounts payable and accrued liabilities..............................     $  5,486,000            $  7,190,000
 Accrued arbitration award.............................................        3,950,000               3,903,000
                                                                            ------------            ------------
  Total current liabilities............................................        9,436,000              11,093,000

NOTE PAYABLE TO RELATED PARTY..........................................       10,000,000              10,000,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; 10,000,000 shares
  authorized; none outstanding.........................................               --                      --
 Common stock, $.01 par value; 120,000,000 shares
  authorized; 44,157,881 and 44,156,601 shares issued; 44,077,881 and
   44,076,601 shares outstanding.......................................          442,000                 442,000
 Additional paid-in capital............................................      309,778,000             309,892,000
 Treasury stock, at cost; 80,000 shares................................       (1,009,000)             (1,009,000)
 Deferred compensation.................................................         (124,000)                (83,000)
 Accumulated other comprehensive loss, cumulative translation
  adjustment...........................................................           84,000                  84,000
 Accumulated deficit...................................................      (58,334,000)            (52,885,000)
                                                                            ------------            ------------
  Total stockholders' equity...........................................      250,837,000             256,441,000
                                                                            ------------            ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................     $270,273,000            $277,534,000
                                                                            ============            ============

     See accompanying notes to condensed consolidated financial statements.

                                  TANOX, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (UNAUDITED)


                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                     ----------------------------
                                                                                          2002             2001
                                                                                     -------------     -----------
DEVELOPMENT AGREEMENT AND LICENSING FEE REVENUES.................................    $      3,000     $    121,000
OPERATING COSTS AND EXPENSES:
 Research and development........................................................       4,683,000        4,653,000
 General and administrative......................................................       2,538,000        2,323,000
                                                                                     ------------     ------------
  Total operating costs and expenses.............................................       7,221,000        6,976,000

LOSS FROM OPERATIONS.............................................................      (7,218,000)      (6,855,000)

OTHER INCOME (EXPENSE):
 Interest income.................................................................       2,123,000        4,193,000
 Interest expense................................................................        (142,000)        (309,000)
 Other, net......................................................................        (212,000)              --
                                                                                     ------------     ------------
  Total other income.............................................................       1,769,000        3,884,000
                                                                                     ------------     ------------
NET LOSS.........................................................................    $ (5,449,000)     $(2,971,000)
                                                                                     ============     ============
LOSS PER SHARE - Basic and diluted...............................................         $ (0.12)          $(0.07)
                                                                                     ============     ============
SHARES USED IN COMPUTING LOSS PER SHARE - Basic and diluted......................      44,077,000       43,715,000
                                                                                     ============     ============

COMPREHENSIVE LOSS:
 Net loss........................................................................    $ (5,449,000)     $(2,971,000)
 Foreign currency translation adjustment.........................................              --           37,000
                                                                                     ------------     ------------
TOTAL COMPREHENSIVE LOSS.........................................................    $ (5,449,000)     $(2,934,000)
                                                                                     ============     ============




     See accompanying notes to condensed consolidated financial statements.

                                  TANOX, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                        -----------------------------------
                                                                               2002                2001
                                                                        ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss............................................................      $  (5,449,000)        $(2,971,000)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:........................
    Depreciation and amortization...................................          1,112,000             307,000
    Loss on available-for-sale investment...........................            220,000                  --
    Compensation expense related to stock options...................           (166,000)             71,000
    Other, net......................................................             53,000                  --
Changes in operating assets and liabilities:
    Decrease (increase) in receivables and other assets.............           (388,000)          1,736,000
    Increase (decrease) in current liabilities......................         (1,657,000)          1,598,000
                                                                           ------------        ------------
     Net cash provided by (used in) operating activities............         (6,275,000)            741,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment...............................         (1,091,000)         (2,700,000)
  Purchases of investments..........................................       (101,912,000)        (51,223,000)
  Maturities and sales of investments...............................         24,958,000         137,752,000
  Other, net........................................................                 --            (511,000)
                                                                           ------------        ------------
     Net cash provided by (used in) investing activities............        (78,045,000)         83,318,000

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock...................................             11,000           2,529,000
                                                                           ------------        ------------
     Net cash provided by financing activities......................             11,000           2,529,000

IMPACT OF EXCHANGE RATES ON CASH....................................                 --              37,000
                                                                           ------------        ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................        (84,309,000)         86,625,000

CASH AND CASH EQUIVALENTS:
  Beginning of period...............................................        142,883,000          29,264,000
                                                                           ------------        ------------
  End of period.....................................................       $ 58,574,000        $115,889,000
                                                                           ============        ============

     See accompanying notes to condensed consolidated financial statements.

                                  TANOX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                  (UNAUDITED)


NOTE 1.  BASIS OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X and include the accounts of Tanox, Inc. and its wholly owned subsidiaries (collectively the Company or Tanox). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for fair presentation have been included. These condensed consolidated interim financial statements and notes thereto should be considered in conjunction with the Company's Consolidated Financial Statements and accompanying Notes for the year ended December 31, 2001. Results of the interim period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


NOTE 2.  ACQUISITION OF TANOX PHARMA B.V.

   In March 1998, Tanox acquired the common stock of Tanox Pharma B.V. (formerly PanGenetics B.V.), a biotechnology company located in Amsterdam, The Netherlands. Tanox recorded the transaction for accounting purposes as a purchase, and the consolidated financial statements include the operations of Tanox Pharma subsequent to the acquisition date. Under the terms of the stock purchase agreement, Tanox purchased Tanox Pharma for an initial cash payment of $508,000 and 226,409 shares of common stock, valued at $11.25 per share, for a total initial consideration of $3.1 million. In addition, Tanox agreed to pay future consideration, in two installments, upon the occurrence of specified future events. These events include originating at least three additional research projects within a three year period, retaining the services of two individuals for 36 months and maintaining a certain level of government grants and subsidies. Any additional consideration would be paid to all former shareholders in proportion to their ownership at the acquisition date. In September 1999, Tanox made the second installment payment of $333,000 in cash and 242,075 shares of common stock valued at $12.50 per share, for total additional consideration of $3.4 million.

   Tanox management believes that certain events upon which full payment of the third installment was dependent did not occur and, in accordance with the stock purchase agreement, the total consideration should be reduced by 20%. The third installment payment was recorded in the second quarter of 2001 and consisted of $133,000 in cash and 60,518 shares of common stock, totaling $2.0 million, which reflected a 20% reduction in total consideration. As discussed in Note 7, the former shareholders are disputing the sufficiency of the amount paid in the third installment. Due to the dispute, the cash portion of the payment was returned by the former shareholders and is classified in accrued liabilities at March 31, 2002.


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

   The Plan's activity, as it relates to cash expenses for quarter ended March 31, 2002, was as follows:

                                                           Balance at                   Amount                 Balance at
                                                        December 31, 2001                Paid                March 31, 2002
                                                        ------------------          ---------------         -----------------
Severance and related costs....................              $  300,000               $ (11,000)               $  289,000
Termination of government grants and
 subsidies.....................................                 646,000                      --                   646,000
Termination of leases and research agreements..                 444,000                (349,000)                   95,000
Other exit costs...............................                 294,000                 (74,000)                  220,000
                                                             ----------               ---------                ----------
   Total.......................................              $1,684,000               $(434,000)               $1,250,000
                                                             ==========               =========                ==========


   Included in the restructuring charge are incremental costs to terminate 17 employees, exit licensing, research and office lease arrangements, and make payments for idle facilities. As of March 31, 2002, all employees have been terminated. However, one severance amount is being disputed.

   The Company expects to substantially complete the Plan by June 30, 2002. As of March 31, 2002, $946,000 of the restructuring expenses had been paid, and a restructuring liability of $1.3 million is classified in accrued liabilities in the accompanying balance sheet. The accrual as of March 31, 2002 represents management's best estimate, based on available information, of identifiable and quantifiable costs that the Company will incur as a result of the Plan. The actual expenses may differ from the estimates, and any adjustments will be reflected in future results.


NOTE 4.  HELD-TO-MATURITY INVESTMENTS

   Held-to-maturity investments consist of investment grade corporate bonds and commercial paper with maturities of less than two years from the balance sheet date. Tanox's policy is to hold all investments in bonds and commercial paper until maturity; therefore, these investments are classified as held-to-maturity and carried at amortized cost. Tanox has no trading securities.

   During the three months ended March 31, 2002 and 2001, Tanox sold $2.5 million and $18.6 million, respectively, of held-to-maturity investments prior to the maturity date, due to the deterioration in the investment issuers' credit worthiness. A realized gain of $12,000 and $46,600, respectively, was recognized in the accompanying consolidated statements of operations and comprehensive loss. Realized gains and losses from sales prior to maturity are classified as interest income.

   Tanox's net carrying value of held-to-maturity investments in bonds and commercial paper at March 31, 2002 and December 31, 2001, was $194.6 million and $118.2 million, respectively. The fair value of these investments at March 31, 2002 and December 31, 2001, was $193.1 million and $118.9 million, respectively. At March 31, 2002, unrealized gains on these investments totaled $399,000, and unrealized losses on these investments totaled $1.9 million.


NOTE 5.  AVAILABLE-FOR-SALE INVESTMENT

   On November 2, 2000, Tanox made an equity investment in a privately held biotechnology company for $1.0 million. At December 31, 2001, this investment was included in other assets and carried at cost, which management believed approximated the fair market value. In March 2002, the privately held company merged with a public company, and the equity investment was converted into an available-for-sale marketable security. As a result, Tanox's investment was reclassified to an available-for-sale investment and carried at fair market value. At March 31, 2002, the fair value of Tanox's investment was $780,000. The decline in the value of

$220,000 since December 31, 2001 was not considered by management to be temporary, and as a result, Tanox recognized a loss in the quarter ended March 31, 2002. Subsequent temporary changes in fair market value will be included in comprehensive loss and classified as a component of stockholder's equity.


NOTE 6.  EARNINGS (LOSS) PER SHARE

   SFAS No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed in the same manner as basic EPS, except that diluted EPS reflects the potential dilution that would occur if outstanding options were exercised. Tanox incurred net losses for the three-month periods ended March 31, 2002 and 2001; therefore, options outstanding for each of the periods were excluded from the computation of diluted EPS because they would have been antidilutive. Due to the antidilutive effect of the stock options, basic and diluted EPS are the same for these periods.


NOTE 7.  COMMITMENTS AND CONTINGENCIES

   Tanox is currently engaged in litigation and arbitration relating to a fee dispute with the law firms that represented Tanox in a lawsuit with Genentech, Inc. relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award in 1999 entitling the attorneys to receive (i) approximately $3.5 million, including interest, (ii) payments ranging from 33-1/3% to 40% of the future payments that Tanox may receive from Genentech following product approval and (iii) 10% of the royalties that Tanox may receive on sales of anti-IgE products. Tanox sought a court order vacating this arbitration award. However, a judgment was entered confirming the award. Tanox intends to pursue all available remedies, including appealing the decision. During the appeals process, Tanox is required to post a bond or place amounts in escrow to secure payment of the award. Tanox posted a $4.1 million supersedeas bond with the court to continue the appeals process and to secure payment of the award. If Tanox is ultimately required to pay all or part of the award to the attorneys, Tanox's future revenues, results of operations, cash flow and financial condition could be materially adversely affected.

   Tanox is also engaged in a dispute with Novartis Pharma AG and Genentech, Inc. over Tanox's right to independently develop certain of its anti-IgE monoclonal antibodies, which are not being developed in connection with the collaborative agreement among Tanox, Genentech and Novartis. Following a favorable summary judgment from a Federal district court regarding certain key issues in the dispute, Tanox and Novartis will submit remaining issues to an arbitration panel. Tanox and Genentech are also seeking resolution of remaining issues in arbitration. If Tanox ultimately loses its right to independently develop the anti-IgE monoclonal antibodies, Tanox would be required to discontinue development of its TNX-901 product.

   In connection with Tanox's acquisition of Tanox Pharma in March 1998, Tanox paid initial consideration of $508,000 and 226,409 shares of its common stock, and agreed to pay future consideration, in two installments, subject to the occurrence of specified events. Tanox believes that certain events did not occur, and, in accordance with the terms of the stock purchase agreement, the total consideration payable was reduced by 20%. The former stockholders of Tanox Pharma have disputed this position, and Tanox sought a declaratory judgment in state court in Harris County, Texas to resolve the dispute. The former stockholders have brought counterclaims in the Texas lawsuit, as well as claims in a parallel litigation in the Netherlands, which assert that the total consideration should not have been reduced, therefore requesting payment of the full amount of the third installment, as well as return of 51% of the stock of Tanox Pharma. The full amount of the third installment under the stock purchase agreement is $333,336 in cash and 151,294 shares of common stock. In addition, the former stockholders have asserted that they are entitled to additional shares because Tanox declared a stock dividend in February, 2000. Tanox also disagrees with this assertion. Tanox does not believe that the outcome of this litigation will have a material adverse effect on its financial position or liquidity.

   From time to time Tanox is a defendant in other lawsuits incidental to its business. Management believes that the outcome of these lawsuits will not be material to Tanox's financial statements.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

   Tanox identifies and develops therapeutic monoclonal antibodies to address significant unmet medical needs in the areas of asthma, allergy, autoimmune, inflammation and other related diseases. Tanox's products are genetically engineered antibodies that target a specific substance, or antigen. In 1987, we discovered a novel approach for treating allergies and asthma by using anti-immunoglobulin E, or anti-IgE, antibodies capable of blocking IgE, a causative agent of the allergy pathway, thus preventing the onset of disease symptoms. Xolair(TM), our most advanced product in development, is a humanized monoclonal antibody that blocks IgE. Its therapeutic effect has been validated through clinical trials in patients suffering from allergic asthma, seasonal allergic rhinitis (hay fever) and perennial allergic rhinitis. We are developing Xolair in collaboration with Novartis Pharma AG and Genentech, Inc. In June 2000, our collaboration partners filed a Biologics License Application (BLA) with the U.S. Food and Drug Administration (FDA) and a submission for marketing approval with health authorities in the European Union, Switzerland, Australia, and New Zealand for allergic asthma and hay fever in adults, adolescents and children. Following receipt of a Complete Response Letter in July 2001, our collaboration partners are expected to submit an amendment to the BLA in 2002 or early 2003, which will narrow the proposed initial claim to allergic asthma in adults and adolescents.

   Using our knowledge of the human immune system, we are building a diverse pipeline of monoclonal antibody product candidates. We are conducting clinical trials with three additional monoclonal antibodies. TNX-901, a humanized anti-IgE monoclonal antibody distinct from Xolair, is currently in a Phase 2 trial to evaluate the potential of TNX-901 to reduce the sensitivity to peanut allergen in patients suffering from severe peanut allergy. TNX-355, an anti-CD4 antibody, is in a Phase 1 trial for treating HIV. We recently completed an open-label, single dose, dose escalation, Phase 1 trial with intravenous TNX-100, an anti-CD40 antibody, in 18 patients with moderately active Crohn's disease (Crohn's Disease Activity Index of 220 to 400). TNX-100 appeared to be well tolerated, although some patients experienced headache, muscle aches, or joint pains, which may have been related to disease or to the study drug. Response rates (CDAI decreasing by at least 70 points) throughout a 2-month evaluation period following dosing ranged from 39-67% (44% at day 28), and rates of remission (CDAI of 150 points or less) were from 6-33% (28% at day 28). Improvements were also seen in endoscopy scores and mucosal biopsies. These trends are viewed as encouraging, but due to the small number of patients and the single dose and open-label design of the study, no definitive conclusions regarding efficacy can be reached. Our future plans for this drug will depend in part on an assessment of our product priorities and the timing and availability of manufacturing capacity.

   We currently have no products available for sale. We are focusing our efforts on research and product development activities necessary to advance our product opportunities, including process development and clinical trial activities for products that are currently in the clinic. We have incurred substantial losses since inception and incurred an accumulated deficit through March 31, 2002, of $58.3 million. We expect to continue to incur substantial operating losses for the foreseeable future, particularly as we expand our research and development activities, produce clinical material and initiate additional clinical trials, as well as provide additional administrative support for these and other activities. We expect that losses will continue until such time, if ever, that we generate sufficient revenue from Xolair or our other products to cover our expenses.

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


CASH, CASH EQUIVALENTS AND INVESTMENTS

   Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. Investments consist of investment grade corporate bonds, commercial paper and one investment in equity securities. The investments in corporate bonds and commercial paper have maturity dates of less than two years, are classified as held-to-maturity and carried at amortized cost. In 2002, Tanox's investment in equity securities is classified as available-for-sale and carried at fair market value, with temporary changes in market value included in comprehensive loss and classified as a component of stockholder's equity.

   At March 31, 2002, Tanox held investments with a net carrying value of $195.4 million and a fair market value of $193.9 million. At any point in time, amortized cost may be greater or less than fair market value. If investments are sold prior to maturity we could incur a realized gain or loss based on the fair market value of the investments at the date of sale. Additionally, Tanox could incur future losses on investments if the investment issuer becomes impaired or the investment is down-graded.


RESEARCH & DEVELOPMENT

     Research and development costs, including incidental patent costs, are expensed as incurred. Research and development costs include estimates for clinical trial costs. These estimates are based on patient enrollment and clinical trial progress. Actual costs may differ from estimates, and any adjustment will be reflected in future results.


CONTINGENT LIABILITIES

   We are currently involved in certain legal proceedings as discussed in Note 7 in the Notes to the Condensed Consolidated Financial Statements.


RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

   Revenues. Revenues totaled $3,000 in the first quarter of 2002, compared to $121,000 in the first quarter of 2001. The decrease relates to a reduction in grant funding and subsidies received by Tanox Pharma B.V. due to the closure of the Amsterdam research facility in June 2001.

   Research and Development Expenses. Research and development expenses in the first quarter of 2002 remained constant at $4.7 million compared to the first quarter of 2001. Salary costs increased in the first quarter of 2002 as compared to the first quarter of 2001 due to staffing growth to support increased clinical development activity and research programs. In addition, depreciation expense increased due to capital expenditures. These expense increases were off-set by the elimination of certain operating expenses associated with the closure of the Amsterdam facility in June 2001, and a reduction in contract research expense and expense related to non-employee stock options.

   General and Administrative Expenses. General and administrative expenses increased to $2.5 million in the first quarter of 2002 from $2.3 million in the first quarter of 2001. The increase relates primarily to personnel related expenses associated with building management and infrastructure, which were partially off-set by lower legal fees.

   Other Income. Other income decreased to $1.8 million in the first quarter of 2002 from $3.9 million in the first quarter of 2001. The decrease is a result of lower interest income in first quarter 2002, primarily due to lower cash and investment balances and lower interest rates in the current period, and a $220,000 loss on an equity investment (see Note 5 in the Notes to the Condensed Consolidated Financial Statements).


LIQUIDITY AND CAPITAL RESOURCES

   We have financed our operations since inception primarily through sales of equity securities, collaboration and grant revenues, interest income and equipment financing agreements. As of March 31, 2002, we had $253.9 million in cash, cash equivalents and investments, of which $116.4 million were classified as current assets.

   During the three months ended March 31, 2002, we used $6.3 million of cash for operating activities. Investing activities used $78.0 million of cash in the first quarter of 2002 for capital expenditures and investment purchases. Investment purchases totaled $101.9 million due to re-invested funds from cash equivalents and maturing or sold investments. These outflows were slightly off-set by cash received from investment maturities. Financing activities generated $11,000 of cash during 2002, from the exercise of stock options. The combination of the above items resulted in a decrease in cash and cash equivalents of $84.3 million for the first quarter of 2002.

   From 1994 through 1998, Novartis advanced us $10.0 million, pursuant to a loan agreement, to finance our pilot manufacturing facility. Tanox has pledged all of the assets of the pilot manufacturing facility as security for the loan. The loan bears interest at the London Interbank Offered Rate, or LIBOR, plus 2%. Through December 31, 2001, Novartis has agreed to forgive interest on the loan. Subject to modifications agreed to in principle concurrent with completion of the tripartite collaboration among Genentech, Tanox and Novartis in July 1996, the principal and future interest payments may be partially or totally forgiven by Novartis based on the future use of the facility. When the facility becomes operational, Tanox will make interest and principal payments on the loan in amounts equal to 75% of net cash flow from the facility. If the net cash flow payments during the ten years following the date the facility first becomes operational are not sufficient to repay the principal and accrued interest on the loan, Novartis has agreed to forgive the remaining principal and accrued interest.

   During the first quarter of 2002, we invested approximately $1.1 million in property and equipment, primarily to support the expansion of our research and product development activities.

   At March 31, 2002 we had accrued restructuring expenses of approximately $1.3 million. We expect to pay these expenses in 2002.

   Our current and anticipated development projects will require substantial additional capital to complete. We anticipate that the amount of cash we need to fund operations, including research and development, manufacturing and other costs, and for capital expenditures, will grow substantially in the future as our projects move from research to pre-clinical and clinical development. We also expect that we will need to expand our administrative, clinical development, facilities and business development activities to support the future development of our programs. In 2002, we have budgeted to spend between $30 million and $35 million on research development and development, depending on the advances in our clinical trials. We expect that cash on hand and revenue from operations will be sufficient to fund our operations for approximately the next five years. However, our future capital needs will depend on many factors, including successfully commercializing Xolair, receiving payments from our collaboration partners, progress in our research and development activities, the magnitude and scope of these activities, the progress and level of unreimbursed costs associated with pre-clinical studies and clinical trials, the costs and magnitude of product or technology acquisitions, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, establishing additional collaboration and licensing arrangements, and manufacturing scale-up costs and marketing activities, if we undertake those activities. Consequently, we may need to raise substantial additional funds. We do not have committed external sources of funding and we cannot assure that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

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

   We are currently engaged in litigation and arbitration relating to a fee dispute with the law firms that represented us in litigation with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award entitling the attorneys to receive (i) approximately $3.5 million (including interest), (ii) payments ranging from 33-1/3% to 40% of the future milestone payments we would receive from Genentech following product approval, and (iii) 10% of the royalties that we would receive on sales of anti-IgE products. Tanox sought a court order vacating this arbitration award. However, a judgment was entered confirming the award. Tanox intends to pursue all available remedies, including appealing the decision. During the appeals process, we are required to post a bond or place amounts in escrow to secure payment of the award. We posted a $4.1 million supersedeas bond with the Court to continue the appeals process and to secure payment of the award. If Tanox is ultimately required to pay all or part of the award to the attorneys, our future revenues, results of operations, cash flow and financial condition could be materially adversely affected.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to a variety of risks, including foreign currency exchange fluctuations and changes in interest rates. In the normal course of business, we have established policies and procedures to manage these risks.

   Foreign Currency Exchange Rates. At March 31, 2002, the balance sheet reflects a cumulative foreign currency translation adjustment of $84,000. We are subject to foreign currency exchange risk because:

   .  we invest in our foreign subsidiaries;

   . we incur a portion of our revenues and expenses in the local currencies of the countries where we do business; and

   . we finance part of the cost of our subsidiaries' operations through dollar denominated intercompany loans and equity investments that are recorded on their books in the respective local currencies.

   Fluctuations in exchange rates have not had a material impact on our revenues or expenses. As a result of our international operations and our current financing approach, fluctuations in exchange rates of the local currencies versus the U.S. dollar impact our operating results. We are primarily exposed to gains and losses with respect to Euros and Taiwan dollars because our subsidiaries conduct business in these currencies. To date, we have not implemented a program to hedge our foreign currency risk, but we may do so in the future.

   Interest Rate Risk. Cash, cash equivalents and investments were approximately $253.9 million at March 31, 2002. These assets were primarily invested in money market investments, investment grade commercial paper and corporate bonds with maturities of less than two years, which we have the ability and intent to hold to maturity. We do not invest in derivative securities. Although our portfolio is subject to fluctuations in interest rates and market conditions, no temporary gain or loss on any security will be recognized in earnings until we sell the asset. In addition, our loan from Novartis is based on a premium over LIBOR. As such, if general interest rates increase, our interest costs will increase.

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

   .  difficulty in achieving or managing growth

   .  the outcome of various legal proceedings;

   .  variability of royalty, licenses and other revenues;

   .  ability to enter into future collaboration agreements;

   .  competition and technological change; and

   .  existing and future regulations affecting our business.

   You should also consider carefully the other factors identified in our Annual Report on Form 10-K for the year ended December 31, 2001, which could cause our actual results to differ from those set forth in the forward-looking statements.

                                    PART II
                               OTHER INFORMATION


ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

   On April 6, 2000, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1, Commission File No. 333-96025, registering the sale of 8,568,000 shares of our common stock (including the over-allotment option) for net proceeds of $225,838,000. As of March 31, 2002, we have used approximately $7.4 million of our initial public offering proceeds as follows (in millions):

Research and development activities, general corporate purposes and working capital............................................  $6.3
Capital expenditures............................................   1.1
                                                                  ----
                                                                  $7.4
                                                                  ====

   The remaining portion of the net offering proceeds has been invested in cash equivalents and held-to-maturity investments. Our use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits.

        None

   (b)  Reports on Form 8-K.

        None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TANOX, INC.


Date:  April 29, 2002                  By: Nancy T. Chang
                                           -------------------------------------
                                           Nancy T. Chang
                                           President and Chief Executive Officer


                                       By: Pamela A. Thompson
                                           -------------------------------------
                                           Pamela A. Thompson
                                           Director of Financial Reporting
                                           (Principal Accounting Officer)