Form 10-Q
period 2002-06-30
TANOX INC
filed 2002-08-13
CIK 1099414

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ____

As of August 13, 2002, the registrant had 44,298,441 shares of Common Stock issued and 43,743,741 shares of Common Stock outstanding.

                                   TANOX, INC.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002

                                      INDEX


                                                                                                              Page
                                                                                                              -----

Part I -  Financial Information

    Item 1 -  Financial Statements

       Condensed Consolidated Balance Sheets at June 30, 2002 and December 31, 2001.........................   1

       Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six........
         Months Ended June 30, 2002 and 2001                                                                   2

       Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001.....    3

       Notes to Condensed Consolidated Financial Statements................................................    4

    Item 2 -  Management's Discussion and Analysis of Financial Condition and Results of Operations........    8

    Item 3 -  Quantitative and Qualitative Disclosures About Market Risk...................................    13

Part II -  Other Information

    Item 2 -  Changes in Securities and Use of Proceeds....................................................    15

    Item 5 -  Submission of Matters to a Vote of Security Holders..........................................    15

    Item 6 -  Exhibits and Reports on Form 8-K.............................................................    15

Signature..................................................................................................    16


                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                          TANOX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (In Thousands, Except Shares and Per Share data)





                                                                       June 30, 2002  December 31, 2001
                                                                       -------------  -----------------
                                                                        (Unaudited)

                                ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ........................................   $  47,886        $ 142,883
   Short-term investments ...........................................      57,226           62,720
   Interest receivable ..............................................       3,357            2,722
   Prepaid expenses and other .......................................         599              860
                                                                        ---------        ---------
     Total current assets ...........................................     109,068          209,185

LONG-TERM INVESTMENTS - HELD-TO-MATURITY ............................     139,309           55,499

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $8,026 and
$7,024 in 2002 and 2001, respectively ...............................      12,048           11,598

OTHER ASSETS ........................................................         170            1,252
                                                                        ---------        ---------
    TOTAL ASSETS
                                                                        $ 260,595        $ 277,534
                                                                        =========        =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:


   Accounts payable and accrued liabilities .........................   $   4,906        $   7,190
   Accrued arbitration award ........................................       3,989            3,903
                                                                        ---------        ---------
    Total current liabilities .......................................       8,895           11,093

NOTE PAYABLE TO RELATED PARTY .......................................      10,000           10,000

STOCKHOLDERS' EQUITY:

  Preferred stock, $.01 par value; 10,000,000 shares authorized; none
    outstanding .....................................................        --               --
  Common stock, $.01 par value; 120,000,000 shares authorized;
     44,296,441 and 44,156,601 shares issued; 43,925,241 and
     44,076,601 shares outstanding ..................................         443              442
  Additional paid-in capital ........................................     310,008          309,892
  Treasury stock, at cost; 371,200 and 80,000 shares ................      (4,470)          (1,009)
  Deferred compensation .............................................          (3)             (83)
  Accumulated other comprehensive loss ..............................        (353)              84
  Accumulated deficit ...............................................     (63,925)         (52,885)
                                                                        ---------        ---------
     Total stockholders' equity .....................................     241,700          256,441
                                                                        ---------        ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................   $ 260,595        $ 277,534
                                                                        =========        =========



     See accompanying notes to condensed consolidated financial statements.

                                   TANOX, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (Unaudited)
                (In Thousands, Except Shares and Per Share data)




                                                                Three Months Ended June 30,       Six Months Ended June 30,
                                                                ---------------------------       -------------------------
                                                                   2002             2001             2002             2001
                                                                ----------        ---------       ---------         --------
DEVELOPMENT AGREEMENT AND LICENSING FEE REVENUES .........   $       153      $       163      $       156      $       284

OPERATING EXPENSES:
   Research and development ..............................         5,732            6,353           10,415           11,006
   General and administrative ............................         2,000            2,053            4,538            4,376
   Restructuring charge ..................................           (89)           3,876              (89)           3,876
                                                             -----------      -----------      -----------      -----------
     Total operating expenses ............................         7,643           12,282           14,864           19,258

LOSS FROM OPERATIONS .....................................        (7,490)         (12,119)         (14,708)         (18,974)

OTHER INCOME (EXPENSE):
   Interest income .......................................         2,033            3,928            4,156            8,121
   Interest expense ......................................          (134)            (124)            (276)            (433)
   Other, net ............................................          --               --               (212)            --
                                                             -----------      -----------      -----------      -----------
     Total other income ..................................         1,899            3,804            3,668            7,688
                                                             -----------      -----------      -----------      -----------
NET LOSS .................................................   $    (5,591)     $    (8,315)     $   (11,040)     $   (11,286)
                                                             ===========      ===========      ===========      ===========
NET LOSS PER BASIC and DILUTED SHARE .....................   $     (0.13)     $     (0.19)     $     (0.25)     $     (0.26)
                                                             ===========      ===========      ===========      ===========
SHARES USED IN COMPUTING NET LOSS PER SHARE - BASIC
   AND DILUTED............................................    44,173,000       44,090,000       44,126,000       43,904,000
                                                             ===========      ===========      ===========      ===========
COMPREHENSIVE LOSS:
    Net loss .............................................   $    (5,591)     $    (8,315)     $   (11,040)     $   (11,286)
    Foreign currency translation adjustment ..............             5             (149)               5             (112)
    Unrealized loss on available-for-sale security .......          (442)            --               (442)             --
                                                             ===========      ===========      ===========      ===========
TOTAL COMPREHENSIVE LOSS .................................   $    (6,028)     $    (8,464)     $   (11,477)     $   (11,398)
                                                            ============      ===========      ===========      ===========



     See accompanying notes to condensed consolidated financial statements.

                                   TANOX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)



                                                                                  Six Months Ended June 30,
                                                                                 ---------------------------
                                                                                      2002         2001
                                                                                   --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ......................................................................    $(11,040)    $(11,286)

Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
    Depreciation and amortization .............................................       2,441          684
    Loss on available-for-sale investment .....................................         220          --
    Compensation expense related to stock options .............................        (122)          94
    Restructuring charge ......................................................         (89)       3,876
    In-processing research and development ....................................         --         1,066
     Other, net ...............................................................          68          --
Changes in operating assets and liabilities:
    (Increase) Decrease in receivables and other assets .......................        (372)         755
    (Decrease) in current liabilities .........................................      (2,110)         (32)
                                                                                   --------     --------
           Net cash (used in) provided by operating activities ................     (11,004)      (4,843)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment .......................................      (1,457)      (3,619)
    Purchases of investments ..................................................    (122,779)     (38,748)
    Maturities and sales of investments .......................................      43,379      172,033
    Other, net ................................................................         --          (169)
                                                                                   --------     --------
           Net cash (used in) provided by investing activities ................     (80,857)     129,497
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of stock ...........................................         320        2,903
    Change in employee loans in connection with stock option
    exercises .................................................................         --           166

    Purchase of treasury stock ................................................      (3,461)         --
                                                                                   --------     --------
           Net cash (used) provided by financing activities ...................      (3,141)       3,069
IMPACT OF EXCHANGE RATES ON CASH ..............................................           5         (112)
                                                                                   --------     --------
(DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS .............................     (94,997)     127,611
CASH AND CASH EQUIVALENTS:
   Beginning of period ........................................................     142,883       29,264
                                                                                   --------     --------
   End of period ..............................................................    $ 47,886     $156,875
                                                                                   ========     ========
OTHER NON-CASH INVESTING AND FINANCING
 ACTIVITIES INCLUDE THE FOLLOWING:
   Temporary loss on available-for-sale security ..............................        (442)         --
   Common stock issued for acquisition ........................................         --         1,818



     See accompanying notes to condensed consolidated financial statements.

                                   TANOX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (UNAUDITED)

1.  Basis of Consolidation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of Tanox, Inc. and its wholly owned subsidiaries (collectively the Company or Tanox). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included. These condensed consolidated interim financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the three and six months periods ended June 30, 2002 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2002. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Tanox management believes that certain events upon which full payment of the third installment was dependent did not occur and, in accordance with the stock purchase agreement, the total consideration should be reduced by 20%. The third installment payment was recorded in the second quarter of 2001 and consisted of $133,000 in cash and 60,518 shares of common stock valued at $30.85 per share, totaling $2.0 million, which reflected a 20% reduction in total consideration. As discussed in Note 7, the former shareholders are disputing the sufficiency of the amount paid in the third installment. Due to the dispute, the cash portion of the payment was returned by the former shareholders and is classified in accrued liabilities at June 30, 2002.

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

The Plan's activity, as it relates to cash expenses for six months ended June 30, 2002, was as follows:


                                                                Balance at                                  Balance at
                                                               December 31,     Amount        Amount         June 30,
                                                                   2001          Paid        Adjusted         2002
                                                               ----------    ----------     ----------     ----------
Severance and related costs ...............................    $  300,000    $  (11,000)    $  (19,000)    $  270,000
Termination of government grants and
subsidies .................................................       646,000      (394,000)       (50,000)       202,000
Termination of leases and research
agreements ................................................       444,000      (354,000)       (20,000)        70,000
Other exit costs ..........................................       294,000       (92,000)          --          202,000
                                                               ----------    ----------     ----------     ----------
       Total ..............................................    $1,684,000    $ (851,000)    $  (89,000)    $  744,000
                                                               ==========    ==========     ==========     ==========


Included in the restructuring charge are incremental costs to terminate 17 employees, exit licensing, research and office lease arrangements, and make payments for idle facilities. As of June 30, 2002, all employees have been terminated, however, one severance amount for the former managing director of Tanox Pharma, B.V.was in dispute. During the second quarter, the Company settled additional restructuring liabilities at an amount less than originally anticipated resulting in a reduction of the restructuring accrual of $89,000.

The Company has substantially completed the plan at June 30, 2002. As of June 30, 2002, $1.4 million of the restructuring expenses had been paid, and a restructuring liability of $744,000 is classified in accrued liabilities in the accompanying balance sheet. The accrual as of June 30, 2002 represents management's best estimate, based on available information, of identifiable and quantifiable costs that the Company will incur as a result of the Plan. The actual expenses may differ from the estimates, and any adjustments will be reflected in future results.

4.  Investments

Investments consist of the following (in thousands):



                                                                 June 30, 2002   December 31, 2001
                                                                 --------------  -----------------
Held-to-maturity investments - short-term .....................    $ 56,888          $ 62,720
Available-for-sale investment .................................         338              --
                                                                   --------          --------
      Total short-term investments ............................      57,226            62,720

Held-to-maturity investments - long-term ......................     139,309            55,499
                                                                   --------          --------
                                                                   $196,535          $118,219
                                                                   ========          ========


Held-to-maturity investments consist of investment grade corporate bonds and commercial paper with maturities of less than two years from the balance sheet date. Tanox's policy is to hold all investments in bonds and commercial paper until maturity; therefore, these investments are classified as held-to-maturity and carried at amortized cost.

Tanox's net carrying value of held-to-maturity investments in bonds and commercial paper at June 30, 2002 and December 31, 2001, was $196.2 million and $118.2 million, respectively. The fair value of these investments at June 30, 2002 and December 31, 2001, was $196.3 million and $118.9 million, respectively. At June 30, 2002, unrealized gains on these investments totaled $103,000. As of June 30, 2002, investments in securities with credit ratings of A1, A2, Aa3 and above are 9%, 32% and 59%, respectively, of the total held-to-maturity investment portfolio.

On November 2, 2000, Tanox made an equity investment in a privately held biotechnology company for $1.0 million. At December 31, 2001, this investment was included in other assets and carried at cost, which management believed approximated the fair market value. In March 2002, the privately held company merged with a public company, and the equity investment was converted into an available-for-sale marketable security. As a result, Tanox's investment was reclassified to an available-for-sale investment and carried at fair market value. At March 31, 2002, the fair value of Tanox's investment was $780,000. The decline in the value of $220,000 since December 31, 2001 was not considered by management to be temporary, and as a result, Tanox recognized a loss of $220,000 included in Other Income for the quarter ended March 31, 2002.

Subsequent temporary changes in fair market value have been included in comprehensive loss and classified as a component of stockholders' equity. At June 30, 2002 the fair value of Tanox's investment was $338,000, a $442,000 decline in the fair market value of the investment. The Company considered the decline in the fair value as temporary and recorded the $442,000 in Accumulated other comprehensive loss, a component of stockholders' equity until the loss is realized.

5.  Treasury Stock

In September 2001, the board of directors of Tanox authorized the repurchase, at management's discretion, of up to $4.0 million of Tanox common stock. In June 2002, the board authorized the purchase of an additional $3.0 million pursuant to the stock repurchase program. As of June 30, 2002, the Company has purchased a total of 371,200 shares at an aggregate cost of $4.5 million.

6.  Net Loss Per Share

SFAS No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed in the same manner as basic EPS, except that diluted EPS reflects the potential dilution that would occur if outstanding options were exercised. Tanox incurred net losses for the three and six-month periods ended June 31, 2002 and 2001; therefore, options outstanding for each of the periods were excluded from the computation of diluted EPS because they would have been antidilutive. Due to the antidilutive effect of the stock options, basic and diluted EPS are the same for these periods.

7.  Commitments and Contingencies

Tanox is currently engaged in litigation and arbitration relating to a fee dispute with the law firms that represented Tanox in a lawsuit with Genentech, Inc. relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award in 1999 entitling the attorneys to receive (i) approximately $3.5 million, including interest, (ii) payments ranging from 33-1/3% to 40% of the future payments that Tanox may receive from Genentech following product approval and (iii) 10% of the royalties that Tanox may receive on sales of anti-IgE products. Tanox sought a court order vacating this arbitration award. However, a judgment was entered confirming the award. Tanox intends to pursue all available remedies, including appealing the decision. During the appeals process, Tanox is required to post a bond or place amounts in escrow to secure payment of the award. Tanox posted a $4.1 million supersedeas bond with the court to continue the appeals process and to secure payment of the award. If Tanox is ultimately required to pay all or part of the award to the attorneys, Tanox's future revenues, results of operations, cash flow and financial condition could be materially adversely affected. Subsequent to June 30, 2002, the Company executed an irrevocable letter of credit (LOC) with a bank for the posted bond. This LOC is collateralized with long term investments valued at $5.6 million.

Tanox is also engaged in a dispute with Novartis Pharma AG and Genentech, Inc. over Tanox's right to independently develop certain of its anti-IgE monoclonal antibodies, which are not being developed in connection with the collaborative agreement among Tanox, Genentech and Novartis. Following a favorable summary judgment from a Federal district court regarding certain key issues in the dispute, Tanox and Novartis are submitting remaining issues to an arbitration panel. Tanox and Genentech are also seeking resolution of remaining issues in arbitration. If Tanox ultimately loses its right to independently develop the anti-IgE monoclonal antibodies, Tanox would be required to discontinue development of its TNX-901 product.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tanox identifies and develops therapeutic monoclonal antibodies to address significant unmet medical needs in the areas of asthma, allergy, autoimmune, inflammation and other related diseases. Tanox's products are genetically engineered antibodies that target a specific substance, or antigen. In 1987, we discovered a novel approach for treating allergies and asthma by using anti-immunoglobulin E, or anti-IgE, antibodies capable of blocking IgE, a causative agent of the allergy pathway, thus preventing the onset of disease symptoms. Xolair(TM), our most advanced product in development, is a humanized monoclonal antibody that blocks IgE. Its therapeutic effect has been validated through clinical trials in patients suffering from allergic asthma, seasonal allergic rhinitis (hay fever) and perennial allergic rhinitis. Xolair is being developed under an agreement among Tanox, Novartis Pharma AG and Genentech, Inc. In June 2000, our collaboration partners filed a Biologics License Application
(BLA) with the U.S. Food and Drug Administration (FDA) and a submission for marketing approval with health authorities in the European Union, Switzerland, Australia, and New Zealand for allergic asthma and hay fever in adults, adolescents and children. Following receipt of a Complete Response Letter in July 2001, our collaboration partners have indicated that they are planning to submit an amendment to the BLA in fourth quarter of 2002 for the allergic asthma indication in adults and adolescents. In June 2002, the Therapeutic Goods Administration (TGA) in Australia approved Xolair for treating adults and adolescents with moderate allergic asthma.

Using our knowledge of the human immune system, we are building a diverse pipeline of monoclonal antibody product candidates. We are conducting clinical trials with two additional monoclonal antibodies. TNX-901, a humanized anti-IgE monoclonal antibody distinct from Xolair, is being developed to reduce the sensitivity to peanut allergen in patients suffering from severe peanut allergy. A double blind, placebo controlled Phase 2 clinical trial to evaluate the safety and efficacy in patients allergic to peanuts was completed in May, 2002. The trial involved 84 patients in 4 dose groups, (0, 150, 300, and 450mg). The primary endpoint, based on an increase in symptom threshold to peanuts by oral food challenge, was met with statistical significance. Further studies are being planned. TNX-355, an anti-CD4 antibody, is in a dose escalation Phase 1 trial for treating HIV. We recently completed an open-label, single-dose, dose escalation Phase 1 trial with intravenous TNX-100, an anti-CD40 antibody, in 18 patients with moderately active Crohn's disease. Based on study results, an on-going assessment of commercialization opportunities and resource requirements, this program is currently being evaluated for further clinical development. We are seeking a development partner for TNX-224, an anti-Factor D antibody that is potentially useful to treat acute inflammation associated with activation of the complement system.

We currently have no products available for sale. We are focusing our efforts on research and product development activities necessary to advance our product opportunities, including process development and clinical trial activities for products that are currently in the clinic. We have incurred substantial losses since inception and incurred an accumulated deficit through June 30, 2002, of $63.9 million. We expect to continue to incur substantial operating losses for the foreseeable future, particularly as we expand our research and development activities, produce clinical material and initiate additional clinical trials, as well as provide additional administrative support for these and other activities. We expect that losses will continue until such time, if ever, that we generate sufficient revenue from Xolair or our other products to cover our expenses.

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

Cash, Cash Equivalents and Investments

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. Investments consist of investment grade corporate bonds, commercial paper and one investment in equity securities. The investments in corporate bonds and commercial paper have maturity dates of less than two years, are classified as held-to-maturity and carried at amortized cost. In 2002, Tanox's investment in equity securities is classified as available-for-sale and carried at fair market value, with temporary changes in market value included in comprehensive loss and classified as a component of stockholders' equity.

At June 30, 2002, Tanox held investments with a net carrying value of $196.5 million and a fair market value of $196.6 million. At any point in time, amortized cost may be greater or less than fair market value. If investments are sold prior to maturity we could incur a realized gain or loss based on the fair market value of the investments at the date of sale. Additionally, Tanox could incur future losses on investments if the investment issuer becomes impaired or the investment is down-graded.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 and 2001

Revenues. Revenues decreased to $153,000 in the three months ended June 30, 2002 from $163,000 in the three months ended June 30, 2001. $163,000 in grant funding and subsidies received in the prior period for our Dutch research facility were partially offset by a $150,000 licensing fee received in June 2002.

Research and Development Expenses. Research and development expenses decreased to $5.7 million in the second quarter of 2002 from $6.4 million in the second quarter of 2001. The decrease was attributed to non-recurring expenses in the 2001 period that included Tanox Pharma, B.V. operating costs of $470,000 and a $1.1 million in-process R&D charge related to the third installment payment for Tanox Pharma, B.V. This decrease was offset by increased R&D costs in the second quarter of 2002 due to staff additions and increased spending in clinical manufacturing and clinical development for the TNX-901 and TNX-355 programs.

General and Administrative Expenses. General and administrative expenses of $2.0 million decreased slightly in the second quarter of 2002 compared to $2.1 million in the second quarter of 2001, primarily due to lower legal costs which were partially offset by increased personnel costs.

Restructuring Charge. In the second quarter of 2001, the Company took a $3.9 million restructuring charge associated with the closure of the research operations at Tanox Pharma, B.V. (see note 3). As of June 30, 2002, most of the restructuring expenses had been paid. During the second quarter of 2002, the Company settled additional restructuring liabilities at an amount less than originally anticipated, resulting in a reduction of the restructuring accrual by $89,000. The remaining restructuring liability of $744,000 is classified as accrued liabilities in the balance sheet.

Other Income (Expense). Other income (expense) was approximately $1.9 million and $3.8 million for the three-month periods ended June 30, 2002 and 2001, respectively. The 48% decrease is primarily due to lower interest rates and lower cash and investment balances during the three months ended June 30, 2002.

Net Loss. The net loss in the second quarter of 2002 decreased by $2.7 million (33%) or $0.06 per share compared to the second quarter of 2001. Excluding the restructuring charge of $3.9 million in the second quarter of 2001, net loss in the second quarter of 2002 increased by $1.2 million (26%) or $0.03 per share.

Six Months Ended June 30, 2002 and 2001

Revenue. Total revenues decreased to $156,000 in the first six months of 2002 from $284,000 in the first six months of 2001. Revenues in the prior period were primarily grant funding and subsidies received by our Dutch research facility, Tanox Pharma, B.V. which was closed in June of 2001. The revenue decrease was partially offset by a $150,000 licensing fee received in June of 2002.

Research and Development Expenses. Research and development expenses decreased to $10.4 million in the first six months of 2002 from $11.0 million in the first six months of 2001. The decrease was attributed to non-recurring expenses that included Tanox Pharma, B.V. operating costs of $1.0 million and a $1.1 million in-process R&D charge related to the third installment payment for Tanox Pharma, B.V. This decrease was offset with increased R&D costs in the first six months of 2002 associated with staffing growth and increased spending in clinical manufacturing and clinical development for the TNX-901 and TNX-355 programs. In addition, depreciation expenses increased by $375,000 for the first six months of 2002 due to capital expenditures made in the second half of 2001 for R&D and clinical manufacturing facilities.

General and Administrative Expenses. General and administrative expenses increased slightly to $4.5 million in the first six months of 2002 from $4.4 million in the first six months of 2001. The increase relates primarily to higher personnel costs, partially offset by lower legal fees.

Other Income (Expense). Other income (expense) was approximately $3.7 million and $7.7 million for the six-month periods ended June 30, 2002 and 2001, respectively. The 52% decrease is primarily due to lower interest rates and lower cash and investment balances during the six months ended June 30, 2002.

Net Loss. The net loss was $11.0 million in the first six months of 2002 compared to $11.3 million loss for the first six months of 2001. Net loss per share decreased $0.01 per share to $0.25 per share in 2002 from $0.26 per share in 2001.

Liquidity and Capital Resources

We have financed our operations since inception primarily through sales of equity securities, collaboration and grant revenues, interest income and equipment financing agreements. As of June 30, 2002, we had $244.4 million in cash, cash equivalents and investments, of which $105.1 million were classified as current assets.

During the six months ended June 30, 2002, we used proceeds from investment maturities and sales and proceeds from stock option exercises, together with cash and cash equivalents on hand at December 31, 2001, to fund operating activities, capital expenditures, investment purchases and repurchases of our Common Stock. The combination of the above items resulted in a decrease in cash and cash equivalents of $95.0 million for the six months ended June 30, 2002.

From 1994 through 1998, Novartis advanced us $10.0 million, pursuant to a loan agreement, to finance our pilot manufacturing facility. Tanox has pledged all of the assets of the pilot manufacturing facility as security for the loan. The loan bears interest at the London Interbank Offered Rate, or LIBOR, plus 2%. Through December 31, 2001, Novartis has agreed to forgive interest on the loan. Subject to modifications agreed to in principle concurrent with completion of the tripartite collaboration among Genentech, Tanox and Novartis in July 1996, the principal and future interest payments may be partially or totally forgiven by Novartis based on the future use of the facility. Under the loan agreements, once the facility is activated for production, Tanox is required to make principal and interest payments on the loan in amounts equal to 75% of net cash flow, if any, from the facility. The facility became operational in 2002, and, accordingly, accrued interest will not be forgiven at the end of this year. If the net cash flow payments during the ten years following the date the facility first became operational are not sufficient to repay the principal and accrued interest on the loan, Novartis has agreed to forgive the remaining principal and accrued interest.

During the six months ended June 30, 2002, we invested approximately $1.5 million in property and equipment, primarily to support the expansion of our research and product development activities.

Our current and anticipated development projects will require substantial additional capital to complete. We anticipate that the amount of cash we need to fund operations, including research and development, manufacturing and other costs, and for capital expenditures, will grow substantially in the future as our projects move from clinical development to commercialization. We also expect that we will need to expand our clinical development, manufacturing capacity, facilities, business development and marketing activities to support the future development of our programs. Our cash burn rate in the second half of 2002 will increase accordingly. We expect that cash on hand and revenue from operations will be sufficient to fund our operations for the next three to four years. However, our future capital needs will depend on many factors, including successfully commercializing Xolair, receiving payments from our collaboration partners, progress in our research and development activities, commercialization activities, the magnitude and scope of these activities, the costs and magnitude of product or technology acquisitions, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, establishing additional collaboration and licensing arrangements, and manufacturing scale-up costs and marketing activities, if we undertake those activities. Consequently, we may need to raise substantial additional funds. We do not have committed external sources of funding and we cannot assure that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

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

Foreign Currency Exchange Rates. At June 30, 2002, the balance sheet reflects a cumulative foreign currency translation adjustment of $89,000. We are subject to foreign currency exchange risk because:

     o    we invest in our foreign subsidiaries;

     o we incur a portion of our revenues and expenses in the local currencies of the countries where we do business; and

     o we finance part of the cost of our subsidiaries' operations through dollar denominated intercompany loans and equity investments that are recorded on their books in the respective local currencies.

Since we have closed our research facility in the Netherlands, and our current Taiwan operations are minimal, we do not expect a material impact of future exchange rate change on our revenue or expenses.

Interest Rate Risk. Cash, cash equivalents and investments were approximately $244.4 million at June 30, 2002. These assets were primarily invested in money market investments, and investment grade commercial paper and corporate bonds with maturities of less than two years. We have the ability and intent to hold these investments to maturity. We do not invest in derivative securities. Although our portfolio is subject to fluctuations in interest rates and market conditions, no temporary gain or loss on any security will be recognized in earnings until we sell the asset. In addition, our loan from Novartis is based on a premium over LIBOR. As such, if general interest rates increase, our interest costs will increase.

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

     o failure to receive, or delay in receiving, marketing approval for our products;

     o    failure to successfully commercialize our products;

     o    relationships with our collaboration partners;

     o    the outcome of various legal proceedings;

     o    difficulty in achieving or managing growth;

     o    variability of royalty, licenses and other revenues;

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

                                     PART II
                                OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

       On April 6, 2000, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1, Commission File No. 333-96025, registering the sale of 8,568,000 shares of our common stock (including the over-allotment option) for net proceeds of $225.8 million. For the six months ended June 30, 2002, we have used approximately $12.5 million of our initial public offering proceeds as follows (in millions):


    Research and development activities, general corporate purposes
      and working capital .........................................      $11.0
    Capital expenditures ..........................................        1.5
                                                                         -----
                                                                         $12.5
                                                                         =====

The remaining portion of the net offering proceeds has been invested in cash equivalents and held-to-maturity investments. Our use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

Item 5.  Submission of Matters to a Vote of Security Holders

At our 2002 Annual Meeting of Stockholders held on May 17, 2002, the stockholders of the Company elected the following persons as Class II directors for a term of three years by votes indicated:

Name                    Number of Votes For          Number of Votes Withheld
------------------      -------------------          ------------------------
Heinz W. Bull           29,004,656                   2,728,991
Tse Wen Chang           28,945,954                   2,787,693

The other directors whose terms of offices as director continue after the meeting are Nancy T. Chang, William J. Jenkins and Osama Mikhail.

The stockholders approved an amendment to the 2000 Non-Employee Directors' Stock Option Plan as follows:

         Number of Votes For:               31,317,440
         Number of Votes Against:              406,401
         Number of Votes Abstained:              9,806

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

     3(i) Certificate of Designations of Series A Junior Participating Preferred
          Stock
     99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002

(b)  Reports on Form 8-K.

On May 23, 2002, we filed a Form 8-K reporting the dismissal of Arthur Andersen LLP, our independent auditors.

On June 28, 2002, we filed a Form 8-K reporting the engagement of Ernst & Young LLP as our independent auditors.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TANOX, INC.

       Date:  August 13, 2002         By:              Nancy T. Chang
                                           ------------------------------------
                                                      Nancy T. Chang
                                           President and Chief Executive Officer



                                      By:              Gregory P. Guidroz
                                           -------------------------------------
                                                      Gregory P. Guidroz
                                               Acting Vice President of Finance
                                             (Principal Accounting and Financial
                                                         Officer)