Form 10-Q
period 2002-09-30
TANOX INC
filed 2002-11-07
CIK 1099414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-30231

TANOX, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0196733
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

10301 Stella Link, Suite 110
Houston, Texas	77025-5497
(Address of Principal Executive Offices)	(Zip Code)

(713) 578-4000
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

As of November 5, 2002, the registrant had 44,301,641 shares of Common Stock issued and 43,746,941 shares of Common Stock outstanding.

TANOX, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002

i

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

TANOX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares and Per Share data)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents, including restricted amounts of $8,718 in 2002	$27,799	$142,883
Short-term investments	78,103	62,720
Interest receivable	2,912	2,722
Prepaid expenses and other	434	860

Total current assets	109,248	209,185
LONG-TERM INVESTMENTS – HELD-TO-MATURITY, including restricted amounts of $5,596 in 2002	128,873	55,499
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $8,511 and $7,024 in 2002 and 2001, respectively	19,231	11,598
OTHER ASSETS	155	1,252

TOTAL ASSETS	$257,507	$277,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,749	$7,190
Accrued arbitration award	4,032	3,903

Total current liabilities	9,781	11,093

LONG–TERM LIABILITIES:
Note payable to bank	5,000	—
Note payable to related party	10,000	10,000

Total long-term liabilities	15,000	10,000

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 44,298,441 and 44,156,601 shares issued, and 43,743,741 and 44,076,601 shares outstanding in 2002 and 2001, respectively	443	442
Additional paid-in capital	310,037	309,892
Treasury stock, at cost; 554,700 and 80,000 shares in 2002 and 2001, respectively	(6,261)	(1,009)
Deferred compensation	(1)	(83)
Accumulated other comprehensive loss	85	84
Accumulated deficit	(71,577)	(52,885)

Total stockholders’ equity	232,726	256,441

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$257,507	$277,534

See accompanying notes to condensed consolidated financial statements.

TANOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In Thousands, Except Shares and Per Share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
LICENSING FEE AND DEVELOPMENT AGREEMENT REVENUES	$253	$3	$409	$287

OPERATING EXPENSES:
Research and development	6,460	4,499	16,875	15,505
General and administrative	2,655	2,214	7,193	6,590
Restructuring charge	—	—	(89)	3,876

Total operating expenses	9,115	6,713	23,979	25,971

LOSS FROM OPERATIONS	(8,862)	(6,710)	(23,570)	(25,684)

OTHER INCOME (EXPENSE):
Interest income	1,921	3,022	6,077	11,143
Interest expense	(146)	(47)	(422)	(480)
Other, net	(565)	37	(777)	37

Total other income	1,210	3,012	4,878	10,700

NET LOSS	$(7,652)	$(3,698)	$(18,692)	$(14,984)

NET LOSS PER BASIC and DILUTED SHARE	$(0.17)	$(0.08)	$(0.43)	$(0.34)

SHARES USED IN COMPUTING NET LOSS PER SHARE – BASIC AND DILUTED	43,743,000	44,153,000	43,602,000	43,988,000

COMPREHENSIVE LOSS:
Net loss	$(7,652)	$(3,698)	$(18,692)	$(14,984)
Foreign currency translation adjustment	—	41	—	(71)

TOTAL COMPREHENSIVE LOSS	$(7,652)	$(3,657)	$(18,692)	$(15,055)

See accompanying notes to condensed consolidated financial statements.

TANOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,692)	$(14,984)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,509	1,127
Loss on available-for-sale investment	784	—
Compensation expense related to stock options	(113)	307
Restructuring charge	(89)	1,624
In-process research and development	—	1,066
Other, net	68	—
Changes in operating assets and liabilities:
Decrease in receivables and other assets	253	237
(Decrease) increase in current liabilities	(1,223)	4,125

Net cash used in operating activities	(17,503)	(6,498)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(9,140)	(4,282)
Purchases of investments	(153,239)	(44,123)
Maturities and sales of investments	64,710	177,230
Other, net	(3)	—

Net cash (used in) provided by investing activities	(97,672)	128,825

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	342	2,932
Change in employee loans in connection with stock option exercises		229
Advance on Line of Credit	5,000
Purchase of treasury stock	(5,252)	(1,009)

Net cash provided by financing activities	90	2,152

IMPACT OF EXCHANGE RATES ON CASH	1	(71)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(115,084)	124,408
CASH AND CASH EQUIVALENTS:
Beginning of period	142,883	29,264

End of period	$27,799	$153,672

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES INCLUDE THE FOLLOWING:
Common stock issued for acquisition	—	1,818

See accompanying notes to condensed consolidated financial statements.

TANOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(UNAUDITED)

1. Basis of Consolidation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of Tanox, Inc. and its wholly owned subsidiaries (collectively the Company or Tanox). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included. These condensed consolidated interim financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2002. An investment in a private company was reclassified from Other Assets in 2001 to an available-for-sale investment upon its merger into a public company in 2002.

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

Tanox management believes that certain events upon which full payment of the third installment was dependent did not occur and, in accordance with the stock purchase agreement, the total consideration should be reduced by 20%. The third installment payment was recorded in the second quarter of 2001 and consisted of $133,000 in cash and 60,518 shares of common stock valued at $30.85 per share, totaling $2.0 million, which reflected a 20% reduction in total consideration. As discussed in Note 8, the former shareholders are disputing the sufficiency of the amount paid in the third installment. Due to the dispute, the cash portion of the payment was returned by the former shareholders and is classified in accrued liabilities at September 30, 2002.

3. Restructuring Charge

In connection with a periodic review and assessment of Tanox’s research programs, management made the decision to streamline its research activities and to consolidate the Taiwan, Dutch and U.S. research operations into a single site at the Company’s headquarters in Houston. In June 2001, management approved a formal restructuring plan (the Plan) to close Tanox’s research facility in Amsterdam. Tanox recorded a restructuring charge for the Plan of $3.9 million or $0.09 per share in June 2001, which includes a restructuring accrual for cash expenses of $2.2 million and non-cash charges of $1.7 million for impairment of goodwill and write-down of assets.

The Plan’s activity, as it relates to cash expenses for the nine months ended September 30, 2002, was as follows (in thousands):

	Balance at December 31, 2001	Amount Paid	Amount Adjusted	Balance at September 30, 2002
Severance and related costs	$300	$(11)	$(19)	$270
Termination of government grants and subsidies	646	(395)	(50)	201
Termination of leases and research agreements	444	(354)	(20)	70
Other exit costs	294	(141)	—	153

Total	$1,684	$(901)	$(89)	$694

Included in the restructuring charge are incremental costs to terminate 17 employees, exit licensing, research and office lease arrangements, and payments for idle facilities. As of September 30, 2002, all employees have been terminated, however, one severance amount for the former managing director of Tanox Pharma, B.V. is in dispute.

The Company has substantially completed the plan at September 30, 2002. As of September 30, 2002, $1.5 million of the restructuring expenses have been paid, and a restructuring liability of $694,000 is classified in accrued liabilities in the accompanying balance sheet. The accrual as of September 30, 2002 represents management’s best estimate, based on available information, of identifiable and quantifiable costs that the Company will incur as a result of the Plan. The actual expenses may differ from the estimates, and any adjustments will be reflected in future results.

4. Investments

Investments consist of the following (in thousands):

	September 30, 2002	December 31, 2001
Held-to-maturity investments – short-term	$77,887	$62,720
Available-for-sale investment	216	—

Total short-term investments	78,103	62,720
Held-to-maturity investments – long-term	128,873	55,499

	$206,976	$118,219

Held-to-maturity investments consist of investment grade corporate bonds and commercial paper with maturities of less than two years from the balance sheet date. Tanox’s policy is to hold all investments in bonds and commercial paper until maturity; therefore, these investments are classified as held-to-maturity and carried at amortized cost.

Tanox’s net carrying value of held-to-maturity investments in bonds and commercial paper at September 30, 2002 and December 31, 2001, was $206.8 million and $118.2 million, respectively. The fair value of these investments at September 30, 2002 and December 31, 2001, was $208.4 million and $118.9 million, respectively. At September 30, 2002, unrealized gains on these investments totaled $1.6 million. As of September 30, 2002, investments in securities with credit ratings of A1/P1 were 35%, AA were 25% and AAA were 40% of the total held-to-maturity investment portfolio.

On November 2, 2000, Tanox made an equity investment in a privately held biotechnology company for $1.0 million. At December 31, 2001, this investment was included in other assets and carried at cost, which management believed approximated the fair market value. In March 2002, the privately held company merged with a public company, and the equity investment was reclassified to an available-for-sale investment and carried at fair market value. At March 31, 2002, the fair market value of Tanox’s investment was $780,000. The decline in the value of $220,000 since December 31, 2001 was not considered by management to be temporary, and as a result, Tanox recognized a loss of $220,000, which was included in Other Income for the quarter ended March 31, 2002.

At September 30, 2002 the fair market value of Tanox’s investment was $216,000. The Company now considers the additional decline in the fair value as other than temporary and recognized a loss of $564,000, which was included in Other Income for the quarter ended September 30, 2002.

5. Line of Credit Note

On September 27, 2002, the Company entered into a $16.0 million Revolving Line of Credit Note Agreement with a bank. Under the terms of the Agreement, the Company may secure advances up to the aggregate principal amount of $16.0 million, the proceeds of which can be used to finance the Company’s working capital requirements, including the purchase of property, plant and equipment. The outstanding principal balance is payable in full on September 27, 2006, and advances bear interest at the lesser of the Prime Rate or LIBOR plus one percent (1%). Accrued interest is payable on the last day of each month. The Company borrowed $5.0 million on September 30, 2002 to fund the purchase of its existing 43,560 square foot research and pilot manufacturing facility and approximately 15 acres of adjacent land (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources).

The maximum amount of allowable borrowings under the Agreement is reduced by the $4.1 million irrevocable letter of credit outstanding from the bank (see Note 8. Commitments and Contingencies). Tanox collateralized the line of credit principal balance outstanding and the letter of credit with cash and securities totaling $10.2 million at September 30, 2002.

6. Treasury Stock

In September 2001, the board of directors of Tanox authorized the repurchase, at management’s discretion, of up to $4.0 million of Tanox common stock. In June 2002, the board authorized the purchase of an additional $3.0 million pursuant to the stock repurchase program. As of September 30, 2002, the Company has purchased a total of 554,700 shares at an aggregate cost of $6.3 million. The average repurchased share price was $11.29.

7. Net Loss Per Share

SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed in the same manner as basic EPS, except that diluted EPS reflects the potential dilution that would occur if outstanding options were exercised. Tanox incurred net losses for the three and nine-month periods ended September 30, 2002 and 2001; therefore, options outstanding for each of the periods were excluded from the computation of diluted EPS because they would have been antidilutive. Due to the antidilutive effect of the stock options, basic and diluted EPS are the same for these periods.

8. Commitments and Contingencies

Tanox is currently engaged in litigation and arbitration relating to a fee dispute with the law firms that represented Tanox in a lawsuit with Genentech, Inc. relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award in 1999 entitling the attorneys to receive (i) approximately $3.5 million, including interest, (ii) payments ranging from 33-1/3% to 40% of the future payments that Tanox may receive from Genentech following product approval and (iii) 10% of the royalties that Tanox may receive on sales of anti-IgE products. Tanox sought a court order vacating this arbitration award. However, a judgment was entered confirming the award, and, in August 2002, the Texas Court of Appeals for the 14th District in Houston affirmed the District Court’s order. Tanox intends to pursue all available remedies, including appealing the decision of the Court of Appeals to the Texas Supreme Court. If Tanox is ultimately required to pay all or part of the award to the attorneys, Tanox’s future revenues, results of operations, cash flow and financial condition could be materially adversely affected. During the appeals process, Tanox is required to post a bond or place amounts in escrow to secure payment of the award. Tanox posted a $4.1 million supersedeas bond with the court to continue the appeals process and to secure payment of the award. In July 2002, the Company executed an irrevocable letter of credit (LOC) with a bank for the posted bond, which is collateralized with long term investments held at the bank. On September 27, 2002, the Company deposited $4.1 million with the District Court to be maintained in an interest-bearing custodial account pending the final outcome of the litigation. The Company has requested that the Court accept the cash deposit in lieu of the supersedeas bond. Once the bond is released by the Court, it and the related LOC will be cancelled and any unearned fees will be returned to the Company.

Tanox is also engaged in a dispute with Novartis Pharma AG and Genentech, Inc. over Tanox’s right to independently develop certain of its anti-IgE monoclonal antibodies, which are not being developed in connection with the collaborative agreement among Tanox, Genentech and Novartis. Following a favorable summary judgment from a Federal district court regarding certain key issues in the dispute, Tanox and Novartis returned to arbitration as instructed by the district court. In October 2002, the arbitration panel ruled that Tanox does not have the right to independently develop TNX-901 under the terms of the Development and Licensing Agreement between the two parties. In light of that determination, Tanox has suspended its plans to further develop the drug independently. Remaining issues are yet to be heard in the Novartis-Tanox arbitration, and Tanox and Genentech are also seeking resolution of remaining issues in arbitration.

In connection with Tanox’s acquisition of Tanox Pharma in March 1998, Tanox paid initial consideration of $508,000 and 226,409 shares of its common stock, and agreed to pay future consideration, in two installments, subject to the occurrence of specified events. Tanox believes that certain events did not occur, and, in accordance with the terms of the stock purchase agreement, the total consideration payable was reduced by 20%. The former stockholders of Tanox Pharma have disputed this position, and Tanox sought a declaratory judgment in state court in Harris County, Texas to resolve the dispute. The former stockholders have brought counterclaims in the Texas lawsuit, as well as claims in a parallel litigation in the Netherlands, which assert that the total consideration should not have been reduced, therefore requesting payment of the full amount of the third installment, as well as return of 51% of the stock of Tanox Pharma. The full amount of the third installment under the stock purchase agreement is $333,336 in cash and 151,294 shares of common stock. In addition, the former stockholders have asserted that they are entitled to additional shares because Tanox declared a stock dividend in February 2000. Tanox also disagrees with this assertion. The former shareholders allege breach of contract, fraud and conversion. Tanox does not believe that the outcome of this litigation will have a material adverse effect on its financial position or liquidity.

From time to time Tanox is a defendant in other lawsuits incidental to its business. Management believes that the outcome of these lawsuits will not be material to Tanox’s financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Tanox identifies and develops therapeutic monoclonal antibodies to address significant unmet medical needs in the areas of asthma, allergy, inflammation and other diseases affecting the human immune system. Tanox’s products are genetically engineered antibodies that target a specific substance, or antigen. In 1987, we discovered a novel approach for treating allergies and asthma by using anti-immunoglobulin E, or anti-IgE, antibodies capable of blocking IgE, a causative agent of the allergy pathway, thus preventing the onset of disease symptoms. Xolair™, our most advanced product in development, is a humanized monoclonal antibody that blocks IgE. Its therapeutic effect has been validated through clinical trials in patients suffering from allergic asthma, seasonal allergic rhinitis (hay fever) and perennial allergic rhinitis. Xolair is being developed under an agreement among Tanox, Novartis Pharma AG and Genentech, Inc. In June 2000, our collaboration partners filed a Biologics License Application (BLA) with the U.S. Food and Drug Administration (FDA) and a submission for marketing approval with health authorities in the European Union, Switzerland, Australia, and New Zealand for allergic asthma and hay fever in adults, adolescents and children. Following receipt of a Complete Response Letter in July 2001 and treatment of additional patients to expand the safety database, our collaboration partners have indicated that they are planning to submit an amendment to the BLA in fourth quarter of 2002 for the allergic asthma indication in adults and adolescents. In June 2002, the Therapeutic Goods Administration (TGA) in Australia approved Xolair for treating adults and adolescents with moderate allergic asthma.

Using our knowledge of the human immune system, we are building a diverse pipeline of monoclonal antibody product candidates. TNX-355 is an anti-CD4 monoclonal antibody that is one of the first of a new class of anti-HIV agents called viral entry inhibitors. We recently completed an open label, single dose, dose escalation Phase 1 trial of TNX-355 in HIV-infected patients. A preliminary analysis of the trial results demonstrates dose-responsive, greater than one log 10 decreases in viral load, and we expect to present the data at a scientific meeting and in a publication in 2003. We are preparing for a multiple dose, Phase 1b trial. In May 2002, we completed a double blind, placebo controlled Phase 2 clinical trial in TNX-901 to evaluate its safety and efficacy in patients with severe peanut allergy. TNX-901 is a humanized anti-IgE monoclonal antibody distinct from Xolair. The trial involved 84 patients in 4 dose groups, (0, 150, 300, and 450 mg). The primary endpoint, based on an increase in symptom threshold to peanuts by oral food challenge, was met with statistical significance. Following receipt of a ruling from an arbitration panel that Tanox does not have the right to independently develop TNX-901, Tanox has suspended its plans to further develop the drug independently (See Note 8). Earlier this year, we completed an open-label, single-dose, dose escalation Phase 1 trial with intravenous TNX-100, an anti-CD40 antibody, in 18 patients with moderately active Crohn’s disease. Based on study results and an on-going assessment of commercialization opportunities and resource requirements, this program is currently being evaluated for potential further clinical development. We are seeking a development partner for TNX-224, an anti-Factor D antibody that is potentially useful to treat acute inflammation associated with activation of the complement system.

We currently have no products available for sale. We are focusing our efforts on research and product development activities necessary to advance our product opportunities, including clinical manufacturing, process development and clinical trial activities for products that are currently in the clinic. We have incurred substantial losses since inception of the Company, with an accumulated deficit through September 30, 2002 of $71.6 million. We expect to continue to incur substantial operating losses for the foreseeable future, particularly as we expand our research and development activities, produce clinical material and initiate additional clinical trials, as well as provide additional administrative support for these and other activities. We expect that losses will continue until such time, if ever, that we generate sufficient revenue from Xolair or our other products to cover our expenses.

Historically, we have earned revenues primarily from milestone payments, license fees and sponsored research under our collaboration agreements. Over the next several years, assuming the marketing approval of Xolair in the U.S. and Europe, we expect our principal revenues will be milestone payments, royalties and profit-sharing payments from Novartis and Genentech. We may also receive royalties from Hoffman-La Roche Ltd. should it participate in selling Xolair in Europe. Our revenues will depend particularly on the success of our collaboration partners in developing, manufacturing, obtaining regulatory approvals for and marketing Xolair. Because a substantial portion of our revenues for the foreseeable future will depend on achieving development and commercialization milestones, we anticipate that our results of operations will vary substantially from year to year and even quarter to quarter.

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

Cash, Cash Equivalents and Investments

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. Investments consist of investment grade corporate bonds, commercial paper and one investment in equity securities. The investments in corporate bonds and commercial paper have maturity dates of less than two years, are classified as held-to-maturity and carried at amortized cost. In 2002, Tanox’s investment in equity securities is classified as an available-for-sale investment and carried at fair market value, with other than temporary changes in market value included in Other Income/Expenses.

At September 30, 2002, Tanox held investments with a net carrying value of $207.0 million and a fair market value of $208.6 million. At any point in time, amortized cost may be greater or less than fair market value. If investments are sold prior to maturity we could incur a realized gain or loss based on the fair market value of the investments at the date of sale. Additionally, Tanox could incur future losses on investments if the investment issuer becomes impaired or the investment is downgraded by various rating agencies.

Research and Development

Research and development costs, including incidental patent costs, are expensed as incurred. Research and development costs include estimates for clinical trial costs. These estimates are based on patient enrollment and clinical trial progress. Actual costs may differ from estimates, and any adjustment will be reflected in future results.

Contingent Liabilities

We are currently involved in certain legal proceedings as discussed in Note 8 in the Notes to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 and 2001

Revenues.    Revenues increased to $253,000 in the three months ended September 30, 2002 from $3,000 in the three months ended September 30, 2001. The increase was due to a licensing fee of $250,000 received in September 2002.

Research and Development Expenses.    Research and development expenses increased to $6.5 million in the third quarter of 2002 from $4.5 million in the third quarter of 2001. The increase was primarily due to increased spending in clinical manufacturing and clinical development for the TNX-901 and TNX-355 programs.

General and Administrative Expenses.    General and administrative expenses increased to $2.7 million in the third quarter of 2002 from $2.2 million in the third quarter of 2001, primarily due to higher litigation costs and increased personnel costs.

Other Income (Expense).    Other income (expense) was approximately $1.2 million and $3.0 million for the three months ended September 30, 2002 and 2001, respectively. The decrease is primarily due to a combination of (i) lower interest income due to lower interest rates and lower cash and investment balances during the three months ended September 30, 2002 and (ii) a $564,000 other than temporary decline in fair value of an available-for-sale investment.

Net Loss.    The net loss in the third quarter of 2002 increased to $7.7 million from $3.7 million in the third quarter of 2001. The net loss per share was $0.17 versus $0.08 in the third quarter of 2001.

Nine Months Ended September 30, 2002 and 2001

Revenue.    Total revenues increased to $409,000 in the first nine months of 2002 from $287,000 in the first nine months of 2001. Revenues in 2001 were primarily grant funding and subsidies received by our Dutch research facility, Tanox Pharma, B.V. which was closed in June, 2001. Revenues in the current period were primarily licensing fees.

Research and Development Expenses.    Research and development expenses increased to $16.9 million in the first nine months of 2002 from $15.5 million in the first nine months of 2001. This increase was associated with staffing growth and increased spending in the clinical manufacturing and clinical development for the TNX-901 and TNX-355 programs. In addition, depreciation expense increased by $455,000 for the first nine months of 2002 due to capital expenditures made in previous periods for R&D and clinical manufacturing equipment and facilities improvements.

General and Administrative Expenses.    General and administrative expenses increased to $7.2 million in the first nine months of 2002 from $6.6 million in the first nine months of 2001. The increase is primarily due to higher litigation costs and increased personnel costs.

Restructuring Charge.    In the second quarter of 2001, the Company recorded a $3.9 million restructuring charge associated with the closure of the research operations of Tanox Pharma, B.V. (see Note 3). The Company did not settle any of the restructuring liabilities during the quarter ended September 30, 2002, but continues to negotiate the final settlement of the remaining liabilities. The remaining restructuring liabilities of $694,000 are classified as an accrued liability on the balance sheet.

Other Income (Expense).    Other income (expense) was approximately $4.9 million and $10.7 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease is primarily due to lower interest rates and lower cash and investment balances during the nine months ended September 30, 2002, and a $784,000 other than temporary decline in the fair value of an available-for-sale investment.

Net Loss.    The net loss was $18.7 million in the first nine months of 2002 compared to $15.0 million for the first nine months of 2001. Net loss per share increased $0.09 per share to $0.43 per share in 2002 from $0.34 per share in 2001.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through sales of equity securities, collaboration and grant revenues, interest income and equipment financing agreements. As of September 30, 2002, we had $234.8 million in cash, cash equivalents and investments, of which $105.9 million were classified as current assets. At September 30, 2002, $14.3 million of cash and long-term investments was pledged against the Company’s outstanding borrowings under its line of credit and its irrevocable letter of credit or was deposited with the District Court in connection with our appeal of an unfavorable court ruling.

During the nine months ended September 30, 2002, we used proceeds from investment maturities and sales, proceeds from stock option exercises and proceeds from bank borrowings, together with cash and cash equivalents on hand at December 31, 2001, to fund operating activities, capital expenditures and repurchases of our Common Stock. The combination of the above items and the purchase of short and long-term investment securities resulted in a decrease in cash and cash equivalents of $115.1 million for the nine months ended September 30, 2002.

On September 27, 2002, we entered into a $16.0 million Revolving Line of Credit Note Agreement with a bank. Under the terms of the Agreement, Tanox may secure advances up to the aggregate principal amount of $16.0 million, the proceeds of which can be used to finance the Company’s working capital requirements, as well as the purchase of property, plant and equipment. The outstanding principal balance is payable in full on September 27, 2006, and advances bear interest at the lesser of the Prime Rate or LIBOR plus one percent (1%). Accrued interest is payable on the last day of each month. The Company borrowed $5.0 million on September 30, 2002 under the Agreement.

From 1994 through 1998, Novartis advanced Tanox $10.0 million, pursuant to a loan agreement, to finance its pilot manufacturing facility. Tanox has pledged all of the assets of the pilot manufacturing facility as security for the loan. The loan bears interest at the London Interbank Offered Rate, or LIBOR, plus 2%. Through December 31, 2001, Novartis has agreed to forgive interest on the loan. Subject to modifications agreed to in principle concurrent with completion of the tripartite collaboration among Tanox, Novartis and Genentech in July 1996, the principal and future interest payments may be partially or totally forgiven by Novartis based on the future use of the facility. Under the loan agreements, once the facility is activated for production, Tanox is required to make principal and interest payments on the loan in amounts equal to 75% of net cash flow, if any, from the facility. The facility became operational in 2002, and, accordingly, accrued interest will not be forgiven at the end of this year. If the net cash flow payments during the ten years following the date the facility first becomes operational are not sufficient to repay the principal and accrued interest on the loan, Novartis has agreed to forgive the remaining principal and accrued interest.

On September 16, 2002, the Company purchased a 68,000 square foot office and warehouse building adjacent to its research and manufacturing facility for $2.2 million and currently intends to renovate the building sometime in the year 2003 or 2004 into a research and administrative office facility. We expect to relocate our corporate office and members of our research staff to the facility upon completion of the renovation. On September 30, 2002, we purchased the 43,560 square foot research and pilot manufacturing facility in Houston, Texas that we had been leasing, together with approximately 15 acres of adjacent land, for $5.0 million. The

$5.0 million purchase price was funded under our line of credit. The draw is collateralized with cash and investments at the bank. We intend to pursue permanent financing options, including a possible sale and lease back for both buildings. Additionally, during the nine months ended September 30, 2002, we invested approximately $1.9 million in equipment and facility improvements, primarily to support the expansion of our research and product development activities.

Our current and anticipated development projects will require substantial additional capital to complete. We anticipate that the amount of cash we need to fund operations, including research and development, manufacturing and other costs, and for capital expenditures, will grow in the future as our projects move from clinical development to commercialization. We also expect that we will need to expand our clinical development, manufacturing capacity, facilities, business development and marketing activities to support the future development of our programs. We expect that cash on hand and revenue from operations will be sufficient to fund our operations for the next three to four years. However, our future capital needs will depend on many factors, including successfully commercializing Xolair, receiving payments from our collaboration partners, progress in our research and development activities, commercialization activities, the magnitude and scope of these activities, the costs and magnitude of product or technology acquisitions, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, establishing additional collaboration and licensing arrangements, and manufacturing scale-up costs and marketing activities, if we undertake those activities. Consequently, we may need to raise substantial additional funds. We do not have committed external sources of funding and we cannot assure that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

•	delay, reduce the scope of or eliminate one or more of our programs;

•
obtain funds through arrangements with collaboration partners or others that may require us to relinquish rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves; or

•	license rights to technologies, product candidates or products on terms that are less favorable to us than might otherwise be available.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of risks, including foreign currency exchange fluctuations and changes in interest rates. In the normal course of business, we have established policies and procedures to manage these risks.

Foreign Currency Exchange Rates.    At September 30, 2002, the balance sheet reflects a cumulative foreign currency translation adjustment of $85,000. We are subject to foreign currency exchange risk because:

•	we invest in our foreign subsidiaries;

•	we incur a portion of our revenues and expenses in the local currencies of the countries where we do business; and

•	we finance part of the cost of our subsidiaries’ operations through dollar denominated intercompany loans and equity investments that are recorded on their books in the respective local currencies.

Since we have closed our research facility in the Netherlands, and our current Taiwan operations are minimal, we do not expect a material impact of future exchange rate change on our revenue or expenses.

Interest Rate Risk.    Cash, cash equivalents and investments were approximately $234.8 million at September 30, 2002. These assets were primarily invested in money market investments, and investment grade commercial paper and corporate bonds with maturities of less than two years. We have the ability and intent to hold these investments to maturity. We do not invest in derivative securities. Although our portfolio is subject to fluctuations in interest rates and market conditions, no temporary gain or loss on any security will be recognized in earnings until we sell the asset. In addition, our loan from Novartis and our line of credit are based on a premium over LIBOR. As such, if general interest rates increase, our interest costs will increase.

Factors Affecting Forward-Looking Statements.    Some of the information in this Quarterly Report on Form 10-Q contains forward-looking statements. We typically identify forward-looking statements by using terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential”, “continue” or similar words, although we express some forward-looking statements differently. You should be aware that actual events could differ materially from those suggested in the forward-looking statement due to a number of factors, including:

•	the ability to develop safe and efficacious drugs;

•	failure to achieve positive results in clinical trials;

•	failure to receive, or delay in receiving, marketing approval for our products;

•	failure to successfully commercialize our products;

•	relationships with our collaboration partners;

•	the outcome of various legal proceedings;

•	difficulty in achieving or managing growth;

•	variability of royalty, licenses and other revenues;

•	ability to enter into future collaboration agreements;

•	ability to secure licenses from third parties holding patents that may affect the manufacture or marketing of our products;

•	competition and technological change; and

•	existing and future regulations affecting our business.

You should also consider carefully the other factors identified in our Annual Report on Form 10-K for the year ended December 31, 2001, which could cause our actual results to differ from those set forth in the forward-looking statements.

Item 4.    Controls and Procedures

Tanox’s Chief Executive Officer and Vice President of Finance have concluded that Tanox’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15d-14(c)) are sufficiently effective to ensure that the information required to be disclosed by Tanox in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

Subsequent to Tanox’s evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

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

We sought a court order vacating the arbitration award, but a judgment was entered confirming the award. We appealed the District Court’s decision to the Court of Appeals, 14th District of Texas, and, on August 29, 2002, the Court of Appeals affirmed the judgement of the District Court. We intend to appeal this decision to the Texas Supreme Court.

Dispute Over Independent Development Rights.    For the last several years, we have been pursuing clinical development of TNX-901 to determine its potential in treating peanut induced anaphylaxis independently of Novartis and Genentech. Novartis and Genentech have disputed our right to pursue development of TNX-901 independently, but we believed our agreements with Novartis and Genentech permit this activity.

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

In response to the arbitration we initiated against Novartis, Novartis and Genentech jointly filed suit against us in April 1999 in the U.S. District Court for the Northern District of California. In the lawsuit, Novartis and Genentech seek declarations that we cannot develop TNX-901 independently, that we cannot use confidential and proprietary information obtained from Novartis or Genentech for development of TNX-901, and that we cannot pursue separate arbitrations on these matters against both Novartis and Genentech. Novartis and Genentech also claim undetermined actual and punitive damages resulting from our independent development of TNX-901, and sought a permanent injunction stopping our TNX-901 development and preventing us from continuing with our arbitrations on these matters.

In July 1999, we initiated an arbitration proceeding against Genentech, seeking, among other things, confirmation that Genentech expressly acknowledged our independent development rights in our agreement with them and that Genentech agreed to allow us to use and disclose their confidential and proprietary information for purposes contemplated by our separate agreement with Novartis. Genentech asserted that their disputes with us are not subject to arbitration and should remain in Federal court and, further, that our arbitration with Novartis should be joined with Genentech’s arbitration.

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

Thereafter, Novartis and Genentech continued to dispute Tanox’s right to independently develop TNX-901 and, on December 10, 2001, the Court stayed the litigation and directed the parties to return to the arbitrations originally initiated by Tanox to resolve remaining issues with respect to TNX-901. In August 2002, the arbitration panel in the Tanox-Novartis arbitration heard issues in the first phase of that proceeding and, in October 2002, issued its ruling that Tanox does not have the right under the D&L Agreement to independently develop TNX-901. While this ruling seems to conflict with the earlier summary judgement, Tanox has suspended further plans to develop TNX-901 pending its discussions with Novartis and Genentech regarding options for using anti-IgE as a treatment for persons suffering from severe peanut allergy. The panel further ruled that Novartis is obligated to share its Xolair know-how with Tanox. Another hearing in the arbitration against Novartis is scheduled to take place in February 2003. In addition, an arbitration against Genentech is scheduled to take place in December 2002. Additional proceedings, to the extent necessary, may also be conducted in the federal Court, where the Court has retained jurisdiction over matters that were not referred to arbitration.

Item 2.    Changes in Securities and Use of Proceeds

On April 6, 2000, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1, Commission File No. 333-96025, registering the sale of 8,568,000 shares of our common stock (including the over-allotment option) for net proceeds of $225.8 million. For the nine months ended September 30, 2002, we have used approximately $21.6 million of our initial public offering proceeds as follows (in thousands):

Research and development activities, general corporate purposes and working capital	$17,503
Capital expenditures (net of bank loan)	4,140

$21,643

The remaining portion of the net offering proceeds has been invested in cash equivalents and held-to-maturity investments. Our use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits.

10.1	Line of Credit.

99.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Vice President of Finance Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.3	Certification of CEO and Vice President of Finance Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

On August 30, 2002, we filed a Form 8-K reporting the decision of the Court of Appeals to affirm the opinion of the trial court against us and in favor of our former attorneys in connection with a fee dispute.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANOX, INC.

Date: November 7, 2002	By:	Nancy T. Chang
Nancy T. Chang President and Chief Executive Officer

Date: November 7, 2002	By:	Gregory P. Guidroz
Gregory P. Guidroz Vice President of Finance