Form 10-K
period 2002-12-31
TANOX INC
filed 2003-03-27
CIK 1099414

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

                            ------------------------


(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 2002 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission File Number 000-30231

                            ------------------------

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

                                  713-578-4000
              (Registrant's telephone number, including area code)

                            ------------------------

     Securities Registered Pursuant to Section 12(b) of the Act: None

     Securities Registered Pursuant to Section 12(g) of the Act: Common Stock,
                $.01 par value Preferred Share Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [_] No [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [_]

     The aggregate market value of the registrant's common stock held by nonaffiliates as of February 28, 2003 was $267,989,639.

     Number of shares of outstanding common stock as of February 28, 2003:
43,746,941

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Items 10, 11, 12 and 13 of Part III will be included in the registrant's definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

================================================================================

                                TABLE OF CONTENTS

                                                        PART I                                                 Page
                                                                                                               ----
ITEM 1.          Business ...................................................................................     1
ITEM 2.          Properties .................................................................................    31
ITEM 3.          Legal Proceedings ..........................................................................    31
ITEM 4.          Submission of Matters to a Vote of Security Holders ........................................    33

                                                        PART II
ITEM 5.          Market for the Company's Common Equity and Related Stockholder Matters .....................    34
ITEM 6.          Selected Financial Data ....................................................................    35
ITEM 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations ......    36
                      Overview ..............................................................................    36
                      Critical Accounting Policies ..........................................................    37
                      Results of Operations .................................................................    39
                      Liquidity and Capital Resources .......................................................    40
ITEM 7A.         Qualitative and Quantitative Disclosures About Market Risk .................................    43
ITEM 8.          Financial Statements and Supplementary Data ................................................    44
ITEM 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .......    67

                                                        PART III
ITEM 10.         Directors and Executive Officers of the Registrant .........................................    68
ITEM 11.         Executive Compensation .....................................................................    68
ITEM 12.         Security Ownership of Certain Beneficial Owners and Management .............................    68
ITEM 13.         Certain Relationships and Related Transactions .............................................    68
ITEM 14.         Controls and Procedures ....................................................................    68

                                                          PART IV
ITEM 15.         Exhibits, Financial Statement Schedules and Reports on Form 8-K ............................    69
SIGNATURES ..................................................................................................    71
CERTIFICATIONS ..............................................................................................    72


     In this report, "Tanox", "we", "us" and "our" refer to Tanox, Inc. "Common Stock" refers to Tanox's common stock, par value $0.01 per share.

     Xolair(TM) (omalizumab) anti-IgE antibody is a trademark of Novartis AG.

PART I

ITEM 1.  Business

Overview

     Tanox discovers and develops therapeutic monoclonal antibodies to address significant unmet medical needs in the areas of asthma, allergy, inflammation and other diseases affecting the human immune system. Tanox's products are genetically engineered antibodies that target a specific molecule, or antigen. In 1987, we discovered a novel approach for treating allergies and asthma by using anti-immunoglobulin E, or anti-IgE, antibodies capable of blocking IgE, a causative agent of the allergy pathway, thus preventing the onset of disease symptoms. Xolair(TM) (trade name for omalizumab), our most advanced product in development, is a humanized monoclonal antibody that blocks IgE. Its therapeutic effect has been validated through clinical trials in patients suffering from allergic asthma, seasonal allergic rhinitis (hay fever) and perennial allergic rhinitis. We are developing Xolair in collaboration with Novartis Pharma AG and Genentech, Inc. In June 2000, our collaboration partners filed a Biologics License Application (BLA) with the U. S. Food and Drug Administration (FDA) and a submission for marketing approval with health authorities in the EU, Switzerland, Australia, and New Zealand for allergic asthma and hay fever in adults, adolescents and children. Following receipt of a Complete Response Letter from the FDA in July 2001 and treatment of additional patients to expand the safety database, our collaboration partners submitted to the FDA an amendment to the BLA in December 2002 for moderate-to-severe allergic asthma in adults and adolescents. The FDA's Pulmonary-Allergy Drugs Advisory Committee is scheduled to review the BLA on May 15, 2003. In June 2002, Xolair was approved for marketing in adolescents and adults with moderate allergic asthma in Australia.

         Using our knowledge of the human immune system, we are building a diverse pipeline of monoclonal antibody product candidates. TNX-901, a humanized anti-IgE monoclonal antibody distinct from Xolair, completed a Phase 2 trial in patients suffering from severe peanut allergy. Further development of TNX-901 will depend on the outcome of our pending discussions with Genentech and Novartis regarding further anti-IgE therapy investigation in peanut and potentially other food allergies. TNX-355, an anti-CD4 antibody, is currently in a Phase 1b trial for treating HIV-infected patients. TNX-224, a complement factor D inhibiting antibody, is in preclinical studies for treating complement mediated diseases. We are also conducting target discovery and target validation research on several new targets implicated in allergies and other immune-mediated disorders.

Background

Human Immune System

         The human immune system has three general mechanisms that protect the body against infections, toxins and cancer by responding to and clearing foreign agents that have either penetrated the body's protective barriers, or, in the case of cancer, have developed within these barriers. These harmful agents express molecules (antigens) that can be recognized as foreign by the host immune system. These protective immune mechanisms are:

..    Antibodies. The body produces proteins called antibodies that deactivate and help remove foreign antigens from the body. Each antibody matches an antigen much as a key matches a lock. Antibodies are made by specialized white blood cells called B cells. With the help of other white blood cells, such as antigen presenting cells and helper T cells, a B cell can manufacture millions of identical antibody molecules and release them into the bloodstream.

..    Cell-Mediated Immune Response. The second protective immune mechanism relies on cells to
     recognize and destroy pathogen-infected cells or cancer. This mechanism is known as cell-mediated immunity. T cells are important in cell-mediated immune responses. Some T cells, called killer T cells, seek out and kill cancer cells or virus-infected cells. Helper T cells also play a role in cell-mediated immune response by stimulating inflammatory cells called macrophages to actively destroy foreign antigens, microorganisms and cancer cells.

..    Innate Immune Response. Innate immunity is the body's first line of defense against injury and infection and serves a surveillance and maintenance role. One part of the innate immune system involves white blood cells called phagocytes (literally, "cell-eaters") that can engulf and digest foreign microorganisms and other antigens. Important phagocytes, including macrophages, rid the body of dead cells and other debris, and granulocytes, including neutrophils, which contain granules filled with potent chemicals, function to kill invading microorganisms. Natural killer cells, another component of this system, have the ability to recognize and kill foreign cells. Another part of the innate immune response is known as the complement system. The complement system includes a series of proteins that work to "complement" the activity of antibodies in destroying bacteria, either by stimulating the macrophages and neutrophils, or by puncturing the bacterial cell membrane to kill the cells. These proteins also cause neutrophils to accumulate at the site of infection or tissue damage.

         Most of the time, the immune system protects us from infections, cancer and some toxic agents. However, the immune system may, under certain circumstances, cause the disease or symptoms of disease. For example, in the case of allergic diseases such as asthma and hay fever, the immune system responds to the antigen, or allergen in this case, typically an innocuous protein, by producing an IgE form of antibody. IgE is instrumental in triggering the symptoms of the disease. In other cases, T and B cells may recognize a part of the body as foreign, triggering an immune response against the body resulting in an autoimmune disease with associated destruction of healthy tissue or biochemical dysfunction.

Monoclonal Antibodies as Therapeutics

         Monoclonal antibodies represent an exciting area of therapeutic product development. Genetically engineered monoclonal antibodies are man-made antibodies that target a specific antigen. Most monoclonal antibodies are derived from animals such as mice. Advances in antibody design technologies have enabled scientists to develop humanized (human-like) and fully human antibody products that can be administered to patients on a chronic basis with reduced concern for adverse responses by the human immune system. Advances in antibody production technologies, such as high productivity fermentation and experimental technologies such as transgenic plants and animals, have enabled manufacturers to produce antibody products more cost-effectively. Because of these advances, 14 monoclonal antibodies have already been approved for marketing as therapeutics by the FDA, and a large number of monoclonal antibodies are currently undergoing clinical and preclinical investigation.

Our Strategy

         Our vision is to improve the health of individuals worldwide by developing innovative therapeutics for diseases of the immune system and related disorders. By leveraging our expertise in monoclonal antibodies and understanding of the human immune system, our objective is to become a profitable, fully integrated biopharmaceutical company. We intend to accomplish this objective through the following strategies:

..    Advance Our Product Pipeline. We will continue our efforts to expand the market opportunity for anti-IgE antibodies in collaboration with our partners. We have demonstrated the potential of anti- IgE therapy to treat peanut allergy using TNX-901 in a placebo-controlled Phase 2 trial. Although an arbitration panel has ruled that Tanox does not have the right to independently develop TNX-901,

     Tanox, Novartis and Genentech have agreed to discuss further anti-IgE therapy investigation for peanut and potentially other food allergies. We recently presented positive single dose Phase 1a data with TNX-355 in HIV-infected patients (greater than one log/10/ decreases in viral load) at the 10th Conference on Retroviruses and Opportunistic Infections, and plan to complete a Phase 1b multiple dose trial later this year. If the data from this trial are supportive, we will advance the product into further clinical trials and develop a commercial manufacturing strategy.

..    Form Strategic Collaborations to Support Development and Commercialization
     of Our Products. To enable us to develop a greater number of products and to mitigate risk, we may deem it advantageous to partner with large pharmaceutical and biotech companies. These partnerships could allow us to obtain funding for our development and marketing activities, thereby reducing the substantial financial investment that is required to develop our products, and providing us with domestic and international marketing and sales expertise for our partnered products. To the extent economically feasible, we expect to retain strategically important development, manufacturing or marketing rights in order to maximize the value of our drug development opportunities.

..    Develop Innovative and Effective Therapies for Treating Asthma, Allergies
     and Other Diseases Affecting the Immune System. We have research programs aimed at furthering our understanding of disease pathways in asthma, allergy, and immune-mediated disorders, thereby discovering potential molecular targets for the development of new and effective therapeutics.

..    Identify Attractive Acquisition and In-licensing Candidates. In addition to our in-house programs, we will identify and evaluate opportunities to acquire or in-license products and technologies that will supplement our technology platform and product pipeline. We believe that we are well positioned to continue to attract in-licensing and acquisition candidates as a result of our expertise in monoclonal antibody technology and our strong financial position.

..    Expand Our Biologics Manufacturing Capability. Biologics manufacturing capacity is in short supply worldwide. To support our future clinical manufacturing and commercial supply needs, we are investigating construction or acquisition of a new biologics manufacturing facility, as well as other alternatives for manufacturing capacity, that can supply drugs for our clinical trials and initial commercial launches.

..    Continue to Prudently Invest Our Resources. We are committed to moving our product pipeline forward in a cost efficient and focused manner. In addition, we are actively pursuing out-licensing opportunities, both exclusive and non-exclusive, for certain of our intellectual property which is not core to our development projects. We entered into two license agreements in 2002 and expect to enter into one or more in 2003.

Our Product Development Programs

         Our lead product, Xolair, has completed clinical development in several indications and has been submitted to the FDA for marketing approval for moderate-to-severe asthma in adults and adolescents. We are also evaluating other products and potential product candidates in clinical and preclinical studies. Our drugs target various elements or malfunctions of the immune system underlying the cause of disease. We have designed drugs to deactivate or reduce the activity of the immune system for diseases caused by over-activation or inappropriate activation of immune responses, such as autoimmune and allergic diseases and acute inflammation. We also have designed drugs to activate the immune system for treatment of diseases where boosting immune protection is desirable, such as HIV/AIDS. Our products have either resulted from internal research or were in-licensed or acquired.

         The table below summarizes the development status for our principal product candidates.

                        Antibody
Product               Description                 Indication                    Status                 Partners
-------               -----------                 ----------                    ------                 --------
Xolair                  Anti-IgE               Allergic asthma               Registration         Novartis/Genentech
                                          Seasonal allergic rhinitis      Phase 3 completed       Novartis/Genentech
                                         Perennial allergic rhinitis      Phase 3 completed       Novartis/Genentech

TNX-901                 Anti-IgE            Severe peanut allergy         Phase 2 completed,             (1)
                                                                        Development halted (1)

TNX-355                 Anti-CD4                   HIV/AIDS                    Phase 1b                  --

TNX-224             Anti-complement           Acute inflammatory             Preclinical                 --
                        Factor D                   diseases

___________________
(1) Following an unfavorable arbitration ruling in October 2002, Tanox halted independent development of TNX-901. (See detailed discussion under "Item 3. Legal Proceedings.") Further development, if any, of TNX-901 will be done in collaboration with Genentech and Novartis.

(2) In addition to the products above, we are also evaluating TNX-100, an anti-CD40 antibody that completed a Phase 1 trial in Crohn's disease in 2002.

Anti-IgE Development--Xolair

         Xolair is a humanized anti-IgE monoclonal antibody designed to prevent symptoms of allergic asthma and allergic rhinitis. In allergic diseases, the immune system responds to the antigen, or allergen in this case, by producing IgE. IgE binds to the surface of mast cells and basophils through high affinity IgE receptors on the cell surface. These cells, which are found in tissue and also circulate in the blood, contain or can manufacture chemicals such as histamine and leukotrienes, which induce inflammation. The first time an allergy-prone person is exposed to an allergen, he or she makes IgE antibodies specific to that allergen. These IgE molecules circulate in the blood stream and find their way to attach to the mast cells or basophils, thereby arming these cells. When a mast cell or basophil armed with allergen specific IgE on its surface again comes in contact with its specific allergen, the allergen will bind to the specific IgE molecules, with resultant cross-linking of the underlying receptors on the cell surface. This event signals the mast cell or basophil to release its powerful chemicals, causing tissue inflammation and asthma and allergy symptoms, including wheezing, coughing, sneezing, runny nose, watery eyes and itching. Xolair binds to circulating IgE, preventing IgE from binding to and arming mast cells and basophils, and thereby blocks or inhibits the allergic response.

Market Opportunity

         Allergic reactions triggered by IgE include allergic asthma and allergic rhinitis.

         Asthma. Asthma makes breathing difficult and is potentially life threatening. According to a report by Decision Resources: Immune Disease, Asthma 1998, approximately 35.6 million people in the top seven global markets (France, Germany, Italy, Spain, the United Kingdom, Japan and the United States) suffer from asthma. Approximately two-thirds of these patients have allergic asthma. In the

United States, there are 17 million asthmatics. Approximately 8.5 million of these patients have moderate to severe asthma and depend on the use of corticosteroids to control asthma symptoms. Five percent of asthmatic patients with disease symptoms are not adequately controlled by current medication. Corticosteroids (primarily inhaled but also systemic) and beta-agonists, the mainstays of asthma therapy, are usually effective, yet each is associated with specific safety drawbacks. Particular side effects of even inhaled corticosteroid treatment include osteoporosis, cataracts and growth retardation in children. Beta-agonists offer only symptom relief and do not control the underlying inflammation. Leukotriene modifiers, a class of controller medications with the potential to reduce steroid requirements, are modestly effective for many patients. However, these modifiers have been associated with drug interactions and adverse events including liver injury. Increasing use of beta-agonists indicates inadequate control of the underlying inflammation that causes asthma.

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

Development Status and Clinical Results

         Moderate to Severe Allergic Asthma. Three Phase 3 clinical trials in patients with moderate to severe allergic asthma have been completed in adults (including adolescents) (12-75 years) or children (6-12 years) served as the basis for filing the initial marketing application for Xolair. The three randomized, placebo-controlled, multicenter clinical trials included: 525 patients in the U.S. adult study; 546 patients in the European adult study; and 334 patients in the U.S. pediatric study. In the adult studies, patients who were experiencing asthma symptoms despite taking inhaled corticosteroids, were given either Xolair or placebo. In the pediatric study, all patients were well controlled, but required inhaled corticosteroids for control.

         When Xolair-treated patients were compared with those given placebo, statistically significant clinical differences in favor of Xolair were found in all three studies:

..    Xolair-treated patients had significant reduction in steroid dosage as assessed by both the mean reduction and the percentage of patients able to completely withdraw from inhaled steroids. In the adult studies, more than twice as many Xolair-treated (approximately 40%) as placebo-treated patients (approximately 20%) were able to completely withdraw from corticosteroids, and in the pediatric studies the proportions were 55% vs. 39%, respectively.

..    The mean number of exacerbations per patient was significantly less for
     Xolair-treated adult patients, and a strong trend was seen in this direction in the pediatric trial. In the adult trials, Xolair-treated patients experienced approximately half the number of exacerbations as did the placebo-treated patients, and in the pediatric study, approximately 25% fewer exacerbations.

..    Over the full year of treatment in the two adult trials, only two
     Xolair-treated patients (0.4%) were hospitalized as compared to 13 placebo patients (2.5%). The children with moderate-to-severe allergic asthma participating in the pediatric trial were monitored for hospitalizations during the 28-week core trial period. None of the Xolair-treated patients were hospitalized because of serious asthma exacerbations while five of the placebo-treated patients (4.6%) were hospitalized.

..    Significant differences in favor of Xolair were also found in all three studies in other secondary efficacy measures such as quality of life and use of rescue medications.

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

         Seasonal Allergic Rhinitis. One randomized, placebo-controlled Phase 3 clinical trial of Xolair for seasonal allergic rhinitis was conducted in 251 adult and adolescent patients with history of birch pollen allergy. Patients were treated every 3 to 4 weeks for 8 to 9 weeks. The results of the study showed that, compared with patients given placebo, Xolair-treated patients had decreased severity of nasal symptoms (sneezing, itchy nose, runny nose and stuffy nose) and ocular allergy symptoms (itchy eyes, watery eyes and red eyes), decreased use of rescue medication, and improved quality of life. Xolair treatment was safe and well tolerated. The incidence of adverse events was similar for Xolair and placebo groups. These results confirmed the statistically significant results of an earlier pivotal Phase 2 trial in 536 patients with a history of ragweed pollen allergy.

         Perennial Allergic Rhinitis. A Phase 3 clinical trial of Xolair for perennial allergic rhinitis (PAR) was completed in 289 adults and adolescent patients (12-75 years) with moderate to severe PAR. The severity of nasal symptoms, post nasal drip, and ocular symptoms was significantly lower in the Xolair group compared with placebo group, as were the requirements for rescue medication. Xolair was also found to be more effective than placebo in the subsets of patients who had previously failed to be adequately controlled by nasal corticosteroids or specific immunotherapy (allergy shots). There were no drug-related serious adverse events, and the incidence of adverse events was lower in the Xolair group (77%) than in the placebo group (85%).

         Additional Studies. To increase the safety database, Genentech and Novartis conducted a safety study (ALTO) in difficult-to-treat allergic asthma. Approximately 1,900 patients from 6 to 75 years of age were enrolled and received treatment with Xolair in open-label fashion for six months. Results of the trial were submitted to the FDA as part of the BLA amendment.

Regulatory Status

         In December 2002, Genentech and Novartis submitted to the FDA an amendment to the BLA for Xolair for the treatment of adult and adolescent moderate-to-severe allergic asthma. Data in the BLA amendment address the FDA's requests outlined in a July 2001 Complete Response Letter for, among other things, an expanded Xolair-treated patient database. To date, over 4,000 patients have been treated with Xolair. The FDA's Pulmonary-Allergy Drugs Advisory Committee is scheduled to review the BLA on May 15, 2003.

         New data from "at risk" allergic asthma patients (those hospitalized for asthma within the past year) will be included as part of the Xolair marketing application that Novartis expects to submit to the

European Medical Evaluations Agency (EMEA) in the first half of 2004. Xolair has already received marketing approval from the health authority in Australia.

Anti-IgE Development--TNX-901

         TNX-901 is a humanized anti-IgE monoclonal antibody that has recently completed a Phase 2 trial demonstrating its potential to prevent severe allergic reaction from accidental ingestion of peanuts or peanut products in patients allergic to peanuts, a potentially life-threatening condition. TNX-901 binds IgE in a way similar to Xolair, and is designed to prevent allergic reactions. At the initiation of our collaboration with Novartis and Genentech in 1996, Novartis and Tanox were already developing TNX-901, and Genentech was developing Xolair.

         Market Opportunity. We believe anti-IgE antibodies, such as TNX-901 and Xolair, have potential applications beyond asthma and allergic rhinitis in treating other allergic reactions and diseases, including peanut and other food allergies. For example, patients with severe peanut allergy may suffer gastrointestinal, skin and respiratory symptoms, and may also suffer potentially life-threatening anaphylaxis in response to unintended ingestion of peanuts. According to a recently published survey, peanut or tree nut (e.g., walnut, almond and cashew) allergy affects about 3 million people in the United States, 1.1% of the U.S. population. The current treatment is avoidance of peanuts and peanut oil, which are used in the preparation of many food products. Complete avoidance requires constant vigilance and is difficult because prepared food labeling does not always identify peanut-derived ingredients. Accidental exposures can result in serious allergic reactions and sometimes death. Patients with severe peanut allergy take antihistamines for accidental exposure and may require administration of epinephrine for severe anaphylactic reactions. Approximately six million children and adults in the United States suffer from food allergies. There is no approved preventive therapeutic for food allergies.

         Development Status and Clinical Data. In July 1999, we initiated our first independent clinical trial with TNX-901. In 2002, we completed a double-blind, placebo-controlled Phase 2 clinical trial with TNX-901 to evaluate safety and efficacy in patients with severe peanut allergy. The study was conducted in 84 patients with a history of immediate hypersensitivity to peanuts. At screening, the hypersensitivity threshold was established through a double-blind, placebo-controlled oral food challenge with encapsulated peanut flour. The patients were then randomized to receive either TNX-901 (150, 300, or 450 mg) or placebo every month for four months. Two to four weeks after the last dose of study drug was given, the patients underwent another oral food challenge with encapsulated peanut flour.

         The results show a clear increase in the amount of peanut flour required to induce a hypersensitivity reaction. From mean screening thresholds ranging from 178-436 mg in the various treatment groups, mean increases in the hypersensitivity threshold were 710, 913, 1650, and 2627 mg for the placebo, 150, 300, and 450 mg of TNX-901 dose groups, respectively. TNX-901 was well tolerated.

         As discussed under "Item 3. Legal Proceedings," Novartis and Genentech have contested our right to develop TNX-901 independently. In October 2002, an arbitration panel ruled that we do not have the right to independently develop TNX-901, and we thereafter halted further development. Since then, Genentech, Novartis and Tanox have agreed to discuss potential tripartite development of TNX-901 and to reach a decision on the scope and timing of continued development, if any, of TNX-901 for peanut allergy on or before July 1, 2003. If TNX-901 is not further developed, the three companies may consider developing Xolair for this indication.

Anti-CD4 Development - TNX-355

         TNX-355 is a humanized anti-CD4 monoclonal antibody that we are developing for treatment of human immunodeficiency virus, or HIV. The virus enters the host cell by binding to the CD4 receptors on these cells. In lab studies, TNX-355 binds to the CD4 receptor on the cell surface and prevents viral entry into the cell, thereby blocking cellular infection. TNX-355 binds to a region of the CD4 molecule that is not involved with normal immune function. TNX-355, therefore, does not suppress immune function in monkeys nor in human blood cells in the laboratory. Furthermore, the antibody does not deplete CD4 cells in animals or human blood cells in vitro. We have exclusive worldwide rights to TNX-355 through a license with Biogen.

         Market Opportunity. According to the World Health Organization, HIV infects approximately 1.5 million people in North America and Western Europe. A number of drugs targeting viral replication are being used, often in combination with others. About 30% of the patients treated with drug combinations no longer respond to the treatment since their HIV has become drug resistant. In addition, many drug combinations produce a variety of undesirable side effects.

         Development Status and Clinical Results. We have completed an open label, single dose, dose-escalating Phase 1a safety study in 30 HIV-infected patients. An analysis of the trial results shows that TNX-355 demonstrates greater than one log/10/ decreases in viral load in a dose-responsive manner. The drug was safe and well tolerated in all dose groups up to 25 mg/kg. We are currently conducting an open label, multiple-dose Phase 1b trial to further evaluate the drug's effectiveness in reducing HIV virus load and protecting CD4+ cells.

Anti-Factor D - TNX-224

         TNX-224 is a monoclonal antibody that binds to Factor D, a component of the complement system, and is currently under preclinical investigation for the treatment of acute inflammatory diseases. The complement system is the body's first line of defense against infection.

         While the complement system generally functions to protect the body, complement system activation can become excessive and uncontrolled, resulting in inflammation and tissue damage. This can occur in cases of acute tissue injury or surgical procedures that reduce blood flow into a tissue. TNX-224 binds to Factor D and inhibits complement activation in the alternative complement pathway.

         Market Opportunity. Complement activation is believed to play a major role in acute tissue injury associated with procedures such as cardiopulmonary bypass surgery and organ transplantation, and ischemia/reperfusion injury as a result of stroke, burns and myocardial infarction.

         Development Status. TNX-224 is in preclinical development to assess its potential therapeutic usefulness by treating acute inflammatory diseases in animal disease models.

Our Approach to Drug Discovery

         We are committed to identifying new drugs for treating asthma, allergies, inflammation and other diseases affecting the human immune system. A cornerstone of our discovery effort is our Monoclonal Antibody Development Platform (MADP) which is a semi-automated, high-throughput system that gives us the capability to identify and optimize individual monoclonal antibody leads in a 12-18 month timeframe. The resulting biologic drug candidates are humanized to reduce the possibility of immunogenicity which could lead to decreased activity and tolerability in patients. Our antibodies are also optimized for affinity, effector function and circulating half-life to enhance their therapeutic potential.

         Our monoclonal antibody therapeutics treat disease by altering the function of a specific disease-causing protein, called a drug target. We select drug targets that are well-established in the scientific community, as well as novel drug targets that are proprietary to Tanox. The latter process involves genome-wide expression profiling, proteomics, bioinformatics and transgenic mouse technologies. Once a new target has been identified and its relevance to disease has been confirmed, or validated, MADP is used to generate proprietary monoclonal antibody drug candidates.

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

       The collaboration agreements include, among others, the following terms:

..    Development. Novartis and Genentech are responsible for completing the development of and obtaining the regulatory approval for Xolair and the other anti-IgE products developed through the collaboration. Novartis and Genentech share all development costs relating to Xolair and other anti-IgE products that the collaboration may select for development in the United States and Europe. We and Novartis equally share development costs relating to China, Hong Kong, Korea, Singapore and Taiwan. Novartis is responsible for development costs in the rest of the world.

..    Manufacturing. Novartis and Genentech are responsible for manufacturing
     Xolair and other selected anti-IgE products worldwide, subject to our right to manufacture up to 50% of the worldwide requirements of those products.

..    Marketing. Novartis and Genentech share U.S. marketing rights, and Novartis has marketing rights in Europe (with Hoffman-La Roche Ltd. retaining the option, subject to certain conditions, to participate in Europe) to products developed through the collaboration. Novartis is responsible for marketing these products in the rest of the world, including China, Hong Kong, Korea, Singapore and Taiwan.

..    Milestone Payments. We may receive payments of up to $63.5 million based on completing development and marketing objectives for Xolair, $18.5 million of which we have already received. We may also receive payments of up to $14.0 million based on completing development objectives for a potential second generation drug, E26, $1.0 million of which we have already received.

..    Royalties and Profit Sharing. We may receive royalties based on net sales of Xolair and other selected anti-IgE products in the United States and a share of Novartis' profits on these sales. We also may receive royalties on net sales of Xolair and other selected anti-IgE products in Europe and the rest of the world (except for China, Hong Kong, Korea, Singapore and Taiwan) and an equal share of Novartis' profits from sales of Xolair and other selected anti-IgE products in China, Hong Kong, Korea, Singapore and Taiwan. We expect that the net amount Tanox will receive from Xolair will be approximately in the range of 8% to 12% of net sales depending on geographic distribution of Xolair sales.

         Our rights to the full amount of the milestone payments and royalties that we receive could be affected by the on-going legal proceedings with our former attorneys described under "Item 3. Legal Proceedings."

         Either Novartis or Genentech may withdraw from the collaboration on short notice. If either Novartis or Genentech withdraws, rights to Xolair and any other products developed by the collaboration (including by the withdrawing partner) revert to us and the remaining collaborator and, if Genentech is the withdrawing party, to Roche if Roche exercises its option to do so. If the collaboration is dissolved in its entirety, we would continue to retain rights to develop anti-IgE antibodies under the terms of separate agreements with Novartis and Genentech.

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

Other Collaborations and License Agreements

         Biogen. In 1998, we entered into an agreement to license from Biogen its anti-CD4 monoclonal antibody and intellectual property on an exclusive worldwide basis with limited sublicense rights. Biogen owns issued U.S., European and Australian patents and has pending applications in Canada and Japan, which cover our TNX-355 product. We paid Biogen a license fee and agreed to make additional development milestone payments and royalty payments to Biogen based on annual net sales revenue levels. Additionally, we agreed to make milestone payments to Biogen that increase as product development continues and if specified corporate development events occur. In addition to royalty payments, we may make up to an aggregate of $10.4 million in product development milestone payments under this agreement, of which we have paid $100,000. The license terminates on a country-by-country basis on the later of the expiration of 12 years following the first commercial product sale or the expiration or invalidity of applicable patents. The licensed patents expire in Europe in 2011 and in the United States in 2016, subject to extensions.

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

Patents and Proprietary Rights

         We pursue patent protection for our proprietary technology and products and have either been granted patents, have patent applications pending, or are licensed under patents and patent applications that relate to our products. We file patent applications in various countries, including in the United States, Japan, Canada, Australia and certain countries in Europe and Asia.

         We have at least five U.S. patents that cover and/or relate to the use of anti-IgE and other allergy/asthma products. We also hold patents in Europe, Canada, Japan, Singapore, Hong Kong and Australia covering such products. We have additional anti-IgE patents pending in the United States and internationally. Some of our patents are co-owned with Novartis. We also cross license Genentech's patents covering anti-IgE products. Our patents covering anti-IgE products expire between 2009 and 2013.

         We also have filed U.S. and corresponding national patent applications relating to anti-Factor D antibodies. We have a number of other U.S. and foreign patents covering certain other proprietary technology and products, with over fifty U.S. patents granted to date.

         In September 2000, we purchased at auction from LXR Biotechnology, Inc. its patent portfolio related to apoptosis. This portfolio includes the following technologies: (i) Bak, a bcl-2 homologue and gene product, known to be a potent inducer of apoptosis and cell death (5 U.S. patents, as well as several pending applications in the U.S., Europe, Canada, and Japan); (ii) SARPs (secreted apoptosis-regulating proteins), which constitute a family of proteins that regulate the life and death of cells in the body (several pending applications in the U.S., Europe, Canada, and Japan); (iii) Fas(DELTA)TM, a naturally-occurring soluble form of the death receptor protein also known as Fax, CD95, or APO-1, which is believed to be involved in the signaling pathway for apoptosis induction in many tissues and organs (2 U.S. patents); and (iv) patents directed to in vitro apoptosis drug screening critical for future discovery, diversification and optimization of apoptosis regulating drugs. The patents expire between 2014 and 2019. In addition to the patents, we succeeded to various related license agreements that LXR had executed, and we have continued to negotiate and enter into out-licenses of these technologies. We have also in-licensed a series of patents and patent applications relating to a new pro-apoptotic member of the Bcl-2 gene family known as BOK.

         Patenting biotechnology-related products and processes can involve uncertain and complex legal and factual questions and, to date, policies regarding the breadth of claims allowed in biotechnology patents are not necessarily consistent. Patents, if issued, may be challenged, invalidated, limited in their scope of coverage, circumvented, or held unenforceable. We cannot assure you that one or more of the patents noted above would not be held invalid, successfully opposed, revoked, narrowed, or held unenforceable. Thus, any patents that we own or license from third parties may not provide any protection against competitors. Pending patent applications, future patent applications filed, or patent applications that we license from third parties may not result in patents. Also, patent rights may not provide proprietary protection or competitive advantages against competitors with similar technology or different technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. Moreover, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States.

         Litigation may be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of these patents. We could incur substantial costs and divert technical and management personnel's time and attention if we participate in litigation or if we defend ourselves against patent suits against us. If the outcome of litigation is adverse to us, third parties may be able to use our patented inventions without paying us. Moreover, we cannot assure you that our patents will not be infringed or successfully avoided through design innovation. Any of these events may materially and adversely affect our business.

         In addition, other companies, some of which may be our competitors, have filed applications for or have been issued patents, and may obtain additional patents and proprietary rights, relating to products or processes used in, necessary to, competitive with or otherwise related to our patents and products. These products and processes include, among other items, patents covering technology relating to the type of humanized monoclonal antibodies that we anticipate developing. Protein Design Labs, Inc. owns certain patents and patent applications relating to these humanized antibodies. We acquired the right to take non-exclusive licenses to these patents and patent applications for up to four of our products, excluding Xolair, for which we paid $2.5 million in license fees (in addition to $1.5 million that we paid Protein Design Labs under a previous agreement). In addition, we will pay approximately $4.0 million if we exercise our option to license all four antibodies, plus maintenance fees and continuing royalties. We do not know if licenses from Protein Design Labs will be available for our other antibody products. The Medical Research Council also owns patents relating to humanized antibodies, for which we hold a non-exclusive license. Our license permits us to humanize our murine monoclonal antibodies, and we are obligated to pay royalties on net sales of our products incorporating licensed technology. We have also obtained licenses from other parties holding patents or other intellectual property relating to technologies, which we deem necessary or desirable for the manufacture, use or sale of our products. These licenses generally require us to pay royalties on product sales, and may also require the payment of milestones.

         We may also develop products that are chimeric antibodies. Genentech owns a patent (Cabilly 1) relating to chimeric antibodies and instituted suit against us in 1994 claiming that we infringed this patent. We settled the lawsuit and, pursuant to the settlement, we secured rights to acquire a non-exclusive license to: Cabilly 1; another patent relating to antibody chain co-expression (Cabilly 2); and other Genentech patents (or patents to which Genentech has a license and is free to grant a sublicense), for our anti-IgE antibody products. We also have certain rights to acquire a non-exclusive license from Genentech for Cabilly 1, Cabilly 2 and certain other Genentech patents for other products; provided these products are not exclusively licensed by Genentech to a third party or would not compete with an existing product of Genentech or its affiliates or a product that they are actively researching or developing. We cannot assure you that we will be successful in securing licenses from Genentech under these patents for products and product candidates that we have in research and development. In addition, other parties also own patents covering chimeric or deimmunized antibodies or processes applicable to making these antibodies.

         The scope, enforceability and validity of third party patents, the extent to which we must obtain licenses under such patents or under other proprietary rights and the cost and availability of licenses are unknown, but these factors may limit our ability to market our products. Moreover, even if a license were available, the payments that would be required could render uneconomic our efforts to market certain of our products. If we elect to manufacture or market these products without either a license or a favorable result in litigation, damages could be assessed that could be materially adverse to us. Further, failure to obtain a license could result in an injunction prohibiting us from manufacturing or selling the affected lines of products.

         In addition to patents, we rely on trade secrets and proprietary know-how to protect our technology and products. We seek protection, in part, through confidentiality and proprietary information agreements. These agreements may not provide meaningful protection or adequate remedies for our technology if unauthorized use or disclosure of this information occurs. Furthermore, our trade secrets may otherwise become known to or be independently developed by our competitors.

         We require our employees, consultants, advisors, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements on commencing an employment, consulting, or other contractual relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the relationship is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees and certain other parties, the agreements provide that all employment related inventions conceived by the individual shall be our exclusive property. We cannot assure you, however, that these agreements will provide meaningful protection for our confidential information or trade secrets against or in the event of unauthorized use or disclosure of such information.


Government Regulation

         The manufacture and marketing of our products and our research and development activities are subject to regulations relating to product safety and efficacy by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products. The lengthy process of seeking drug approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Failure to comply with applicable regulations can result in refusal by the FDA to approve product license applications. The FDA also has the authority to revoke previously granted product approvals.

         Before we may market a pharmaceutical product in the United States, the FDA requires us to complete a series of preclinical and human clinical tests. Other countries have similar regulations. Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies must be submitted to the FDA as part of the investigational new drug application (IND). Human clinical trials cannot begin until the FDA approves the IND application. Clinical testing involves a three-phase process. In Phase I, a small number of patients or healthy volunteers are tested with the drug to assess its safety profile (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. In Phase II, clinical trials are conducted with groups of patients afflicted with a specified disease in order to provide enough data to evaluate the preliminary efficacy, optimal dose regimen and expanded evidence of safety. In Phase III, the drug is tested in large number of patients with a target disease to provide enough data to statistically evaluate the efficacy and safety of the product. We cannot assure you that we will successfully complete clinical testing of our products within any specified time period, if at all. The results of the preclinical and clinical testing of the product are then submitted to the FDA in the form of a biological license application (BLA) or new drug application (NDA), for marketing approval. In responding to a BLA or NDA, the FDA may grant marketing approval, request additional testing or information (either before or after approval) or deny the application if it determines that the application does not provide sufficient evidence of safety and efficacy for approval. We cannot assure you that FDA approval will be obtained on a timely basis, if at all, for any of our products.

         In addition, the FDA requires the registration of each drug and approval of each manufacturing establishment. Since any approval granted by the FDA is both site and process specific, any material change in the manufacturing process, equipment or location necessitates additional FDA review and approval. For our monoclonal antibody products we are subject to the procedure for biological products. Domestic manufacturing establishments are subject to FDA inspection and must comply with current good manufacturing practices (cGMP) for pharmaceutical products. To supply products for use in the United States, foreign manufacturing establishments must comply with cGMP and are subject to periodic FDA or other regulatory authority inspection under reciprocal agreements with the FDA.

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

         In recent years, there have been numerous proposals to change the healthcare system in the United States. Some of these proposals have included measures that would limit or eliminate payments for medical procedures and treatments or subject pharmaceutical product pricing to government control. In addition, as a result of marketplace pressures, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drug products. Consequently, significant uncertainty exists as to the reimbursement status of newly-approved healthcare products. If we or any of our collaborators succeed in bringing one or more of our products to market, we cannot assure you that third-party payors will consider them cost effective or allow reimbursement to the consumer at price levels sufficient for us to realize an appropriate return on our investment in product development or to even realize a profit. Significant changes in the healthcare system in the United States or elsewhere, including changes resulting from adverse trends in third-party reimbursement programs, could materially reduce our profitability. Such changes could also significantly harm our ability to raise the capital we would need to continue our operations. Furthermore, if these proposals affect our collaborators, the proposals may harm our ability to commercialize the products we develop jointly with them.

         In addition to FDA regulations, we are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and future federal, state or local regulations.

Competition

         The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Many companies, including major pharmaceutical and chemical companies, as well as specialized biotechnology companies, perform activities similar to Tanox's. Many of these companies have substantially greater financial and other resources, larger intellectual property estates, larger research and development staffs, and greater capabilities and experience in preclinical testing, human clinical trials, regulatory affairs, manufacturing and marketing. We chose to enter into the collaboration agreements with Novartis and Genentech, in part, to secure the benefit of their experience in these areas, as well as the contribution of their greater financial resources. In addition, colleges, universities, governmental agencies and other public and private research organizations conduct research and may market commercial products on their own or through joint ventures. These institutions are becoming more active in seeking patent protection and licensing arrangements to collect royalties for using technology that they have developed. We compete with these institutions in recruiting and retaining highly qualified scientific personnel.

         The diseases that we have targeted, including asthma, allergy, inflammation and other diseases affecting the human immune system, are intensely competitive areas targeted by both pharmaceutical companies and other biotechnology companies, including Novartis and Genentech. All of these companies may have competitive products on the market, may be testing their products in clinical trials or may be focusing on product approaches that could prove to be superior to our approaches. For instance, we are aware that some of these companies, which may be our competitors, have filed applications for or have been issued patents and may obtain additional patent and proprietary rights relating to products or processes used in, necessary to, competitive with or otherwise related to, our products or processes. These patents include, among other items, patents relating to humanized monoclonal antibodies.

         Our competition will be determined in part by the potential indications for which our antibodies are developed and ultimately approved by regulatory authorities. For some of our potential products, an important factor in competition may be the timing of market introduction of our products or competitive products. Accordingly, we expect the relative speed with which we develop our products, complete the necessary approval processes and are able to generate and market commercial quantities of the products to be important competitive factors. We expect that competition among products approved for sale will be based, among other factors, on product efficacy and safety, timing and scope of regulatory approval, product availability, advantages over alternative treatment methods, price and cost-effectiveness, development, distribution and marketing capabilities, third-party reimbursement and patent position.

         We are aware that several companies, including Novartis, have existing products that will compete with Xolair, if it is approved for sale, including corticosteriods, beta-agonists, antihistamines, leukotriene inhibitors, PDE4 inhibitors and allergen immunotherapy. In addition, several companies have products in development that may compete with Xolair. These companies include, but are not limited to, IDEC (Anti-CD23), CellTech/Schering-Plough (Anti-IL5), GlaxoSmithKline (Anti-IL5), Protein Design Labs (Anti-IL2) and Amgen (Anti-IL1).

         Our TNX-355 program will face competitions from existing HIV therapies and particularly new viral entry inhibitors, such as Fuzeon and T-1249 (Roche/Trimeris), PRO-542 and PRO-140 (Progenics) and SCH-D (Schering-Plough).

         Our competitive position also depends upon our ability to:

..    attract and retain qualified personnel;

..    develop proprietary products or processes for which we can obtain patent protection and secure necessary licenses under third party patents;

..    discover and successfully develop new therapeutic products that successfully treat human diseases;

..    secure sufficient capital resources to complete product development and regulatory processes;

..    build or secure manufacturing capacity and to manufacture efficiently;

..    build or obtain a sales organization; and

..    achieve profitable commercial production of our products.


Manufacturing

         We have a small-scale production and purification facility in which we have produced our products for use in Phase 1 and Phase 2 clinical trials. With funding from Novartis, we constructed a pilot manufacturing facility that we may use for larger-scale process development and cGMP production of culture derived products. The facility includes a 1,500L bioreactor system and purification facility and occupies approximately 14,000 square feet of space. During 2002, we produced clinical trial materials for TNX-901 until October, when our development of TNX-901 was halted. We expect to reactivate the pilot plant in 2003 to produce clinical materials for our other products, including TNX-355.

         Under our agreements with Novartis and Genentech, they must manufacture Xolair and any other anti-IgE products selected by the collaboration partners for development, but Tanox has retained the right to manufacture and supply up to 50% of the worldwide requirements for Xolair and any other selected products. Novartis has announced that it intends to supply Xolair from a facility that has a capacity of producing more than one metric ton of active substance per year.

         Our current facility will not be adequate for commercial scale manufacturing requirements if we successfully develop one or more of our products. We are evaluating alternatives for commercial manufacturing capacity, including the possible construction or acquisition of a plant or entering into a contract manufacturing agreement. If we decide to establish a full-scale manufacturing facility, we will require substantial additional funds and must hire and train significant numbers of employees and comply with the extensive FDA regulations applicable to such a facility.

Research and Development

         Company-sponsored research and development expenses were $22.7 million, $21.7 million and $18.3 million in 2002, 2001 and 2000, respectively. We expect that research and development expenses will continue to increase as we seek to identify new product opportunities and expand development of our current and future product pipeline.

Marketing and Sales

         Under our collaboration agreements, Novartis and Genentech have responsibility for marketing Xolair. Novartis and Genentech share U.S. marketing rights, and Novartis has marketing rights in Europe (with Roche retaining the option to participate in Europe). Novartis can market these products in the rest of the world, including China, Hong Kong, Korea, Singapore and Taiwan, where we will share costs and profits with Novartis.

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

Employees

         At December 31, 2002, we had 127 full-time employees, 124 of whom are based in the United States and 3 of whom are based in Taiwan. One hundred three of our employees are engaged in, or directly support, research and product development activities. Forty-three employees hold Ph.D. or M.D. degrees, and 20 employees hold other advanced degrees. We consider our relations with employees to be good, and none of our employees are covered by a collective bargaining agreement. We enter into confidentiality agreements with all of our employees and consultants. We do not currently maintain key employee life insurance on any of our personnel.

Corporate History

         We were incorporated in Delaware in 2000 as the successor to a corporation formed in 1986 under the laws of the State of Texas.

Available Information

         Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge at our internet website at http://www.tanox.com. These filings are also available to the public at the Securities and Exchange Commission's (SEC) Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Electronic filings with the SEC are also available on the SEC internet website at http://www.sec.gov.

Forward-Looking Statements

         Some of the information in this Annual Report on Form 10-K contains forward-looking statements. We typically identify forward-looking statements by using terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or similar words, although we express some forward-looking statements differently. You should be aware that actual events could differ materially from those suggested in the forward-looking statements due to a number of factors, including:

..    the ability to develop safe and efficacious drugs;

..    failure to achieve positive results in preclinical and toxicology studies in animals and clinical trials in humans;

..    failure to economically manufacture sufficient amounts of our products for clinical trials and commercialization activities;

..    failure to receive, or delay in receiving, marketing approval for our products;

..    failure to successfully commercialize our products, including gaining market acceptance;

..    relationships with our collaboration partners;

..    our ability to obtain, maintain and successfully enforce patent and other proprietary rights protection of our products;

..    the outcome of pending legal disputes;

..    variability of royalty, license and other revenues;

..    our ability to enter into future collaboration agreements to support our research and development activities;

..    drug withdrawal from the market due to rare adverse reactions caused by the marketed drug;

..    our ability to secure licenses from third parties holding patents that may affect the manufacture or marketing of our products;

..    competition and technological change; and

..    existing and future regulations affecting our business, including the content, timing of submissions and decisions made by the FDA and other regulatory agencies.

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

         Although Xolair has been approved for marketing in Australia, neither the FDA nor any European regulatory agency has approved Xolair. In June 2000, Novartis and Genentech filed a BLA with the FDA for both seasonal allergic rhinitis and allergic asthma and also filed a submission for marketing approval with health authorities in the EU, Switzerland, Australia, and New Zealand. In July 2001, Genentech and Novartis announced that they had received a Complete Response Letter with respect to Xolair, in which the FDA requested additional preclinical and clinical data analyses, as well as information confirming that the pharmacokinetics of the Xolair drug substance were consistent throughout the development program. Based on subsequent discussions with the FDA and expansion of the safety data base, our collaboration partners filed an amendment to the BLA in December 2002. This amendment responded to the FDA's request for additional information (which Genentech and Novartis supplied from existing trials) and limited the proposed initial label claim to moderate-to-severe asthma in adults and adolescents at least 12 years of age.

         Additionally, Novartis has announced that it will propose a label change in Europe from allergic asthma to "at risk" asthma patients, defined as persons who, during the previous year, experienced an overnight hospitalization, underwent an intensive care unit stay, were intubated, or needed to visit an emergency room, in each case, due to asthma. Novartis has initiated a new study in this population and expects that the results will be submitted to the EMEA in the first half of 2004.

         We cannot assure you that Xolair will be approved by the FDA, the EMEA or any other regulatory authorities in a timely manner or at all. If our collaborators fail to successfully obtain additional regulatory approvals for Xolair, our business, financial condition and results of operations will be materially harmed. Moreover, a setback of this nature would cause a sharp drop in our stock price, which would severely restrict our ability to raise additional funds through secondary offerings or to enter into corporate transactions.

         If We Do Not Receive and Maintain Regulatory Approvals, We Will Not Be Able to Market Our Products.

         With the exception of Xolair in Australia, neither the FDA nor any regulatory authority has approved any of our products. We must receive FDA approval to manufacture and market our products in the United States. The process that pharmaceutical products must undergo to receive this approval is extensive, and includes preclinical testing and clinical trials to demonstrate safety and efficacy and a review of the manufacturing process to ensure compliance with cGMP. This process can last many years, be very costly and still be unsuccessful. The FDA can delay, limit or not grant approval for many reasons, including:

..    their belief that a product candidate is not safe and effective;

..    their interpretation of data from preclinical testing and clinical trials in different ways than we interpret it;

..    failure of our manufacturing processes or facilities or those of our collaboration partners to meet cGMP standards; and

..    change in its approval policies and guidelines or adoption of new regulations.

         We may also experience development delays due to slow patient enrollment in clinical trials, unexpected manufacturing issues or requests from the FDA for additional clinical data.

         The process of obtaining approvals to manufacture and market our products in foreign countries is subject to delay and failure for the same reasons.

         Our products other than Xolair require significant additional laboratory development or clinical trials before they can be commercialized. We have limited capacity to conduct and manage clinical trials and rely on third parties, potentially including collaborative partners and contract research organizations, to assist us these efforts. Our reliance on third parties may result in delays in completing, or failing to complete, clinical trials if our collaborators fail to perform under our agreements with them.

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

         We must demonstrate through preclinical studies and clinical trials that our products are safe and effective for use in each target indication before we can obtain regulatory approvals to sell our products commercially. These studies and trials may be very costly and time consuming. The results of preclinical studies and initial clinical trials of our products do not necessarily predict the results from later-stage clinical trials, which must demonstrate the desired safety and efficacy traits. We cannot assure you that the data collected from clinical trials of our products will be sufficient to support FDA or other regulatory approvals.

         The speed with which we are able to enroll patients in clinical trials is an important factor in determining how quickly we may complete clinical trials. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, whether the drug will continue to be made available to the patient following completion of the trial, and other ongoing trials directed at the same indication. We may target our clinical trial protocols at indications that have small patient populations, which may make it difficult for us to enroll enough patients to complete the trials. Delays in patient enrollment in the trials will result in increased costs and program delays, which could slow down our product development and approval process, and could materially harm our business and results of operations.

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

         We Are Subject to the Uncertainty Related to Reimbursement Policies and Healthcare Reform Measures.

         In recent years, there have been numerous proposals to change the healthcare system in the United States. Some of these proposals have included measures that would limit or eliminate payments for medical procedures and treatments or subject pharmaceutical product pricing to government control. In addition, as a result of marketplace pressures, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drug products. Consequently, significant uncertainty exists as to the reimbursement status of newly-approved healthcare products. If we or any of our collaborators succeed in bringing one or more of our products to market, we cannot assure you that third-party payors will consider them cost effective or allow reimbursement to the consumer at price levels sufficient for us to realize an appropriate return on our investment in product development or to even realize a profit.

         Significant changes in the healthcare system in the United States or elsewhere, including changes resulting from adverse trends in third-party reimbursement programs, could materially reduce our potential profitability. Such changes could also significantly harm our ability to raise the capital we would need to continue our operations. Furthermore, if these proposals affect our collaborators, the proposals may harm our ability to commercialize the products we develop jointly with them.

Risks Relating to our Industry, Business and Strategy

         We Face Intense Competition and Rapid Technological Change That Could Result in Products That Are Superior to the Products We Are Developing.

         The biotechnology and pharmaceutical industries are subject to rapid and significant technological change. We have numerous competitors in the United States and abroad, including, among others, major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. These competitors may develop technologies and products that are more effective or less costly than any of our current or future products and that could render our technologies and products obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, production and marketing capabilities than we do. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of new or improved pharmaceutical products and obtaining FDA and other regulatory approvals of products for use in health care. We also will be competing in manufacturing efficiency and, if we succeed in achieving commercial sales of our products, marketing capability, areas in which we have limited or no experience. Furthermore, our competitors may obtain FDA approval for products sooner or be more successful in manufacturing and marketing their products than are we or our collaborators.

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

         Failure to Secure Future Collaboration Partners for Our Other Products and Failure by Those Partners to Develop, Manufacture, Market or Distribute Those Products May Delay or Significantly Impair Our Ability to Generate Revenues or Profit.

         We may rely on future collaboration partners to develop, manufacture, commercialize, market or distribute our other products. Many of our competitors are similarly seeking to develop or expand their collaboration and license arrangements with pharmaceutical companies. The success of these efforts by our competitors could have an adverse impact on our ability to form future collaboration arrangements. We cannot assure you that we will be able to negotiate acceptable collaboration agreements in the future or that efforts under any collaboration agreements will succeed. To the extent that we choose not to or are unable to enter into future collaboration agreements, we would encounter increased capital requirements to undertake research, development and marketing at our own expense. In addition, we may experience significant delays in introducing our product candidates or find that the absence of these collaboration agreements adversely affects our ability to develop, manufacture or sell our product candidates.

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

         We Are Involved in Litigation and Arbitration Proceedings With Novartis and Genentech That May Be Very Costly to Us.

         We are a party to arbitrations and a related federal district court lawsuit with our collaboration partners Novartis and Genentech, relating to our rights to develop TNX-901 and other issues in connection with our collaboration agreements. In October 2002, an arbitration panel ruled that we do not have the right to independently develop TNX-901 and, accordingly, we halted further development of the drug. We have offered the drug to Novartis and Genentech for three-way collaborative development, and they have agreed to consider whether TNX-901 should be further developed for peanut allergy. We cannot assure you that Novartis and Genentech will determine to further develop anti-IgE therapies (whether TNX-901 or Xolair) for peanut allergy or that our development efforts to date in this indication area will yield any financial return for us.

         Also at issue in these legal proceedings are claims by the parties of breach of contract, theft of trade secrets, misappropriation, conversion and tortious interference with contract, among others. These proceedings have been ongoing for a number of years and have cost us substantial amounts of money, as well as management time. In addition, if these proceedings are resolved adversely to us, we could incur substantial damages that would harm our financial position. Even if we succeed, we expect these proceedings to continue to consume substantial amounts of our financial and managerial resources. Further, because of the extensive discovery required in connection with this type of dispute, there is a risk that disclosure might compromise some of our confidential information.

         We are Involved in Legal Proceedings With Our Former Attorneys That May Be Very Costly to Us.

         We have been involved in an arbitration regarding a fee dispute with our former attorneys who represented us in our 1993 lawsuit against Genentech and Roche and its affiliates, and a 1994 lawsuit filed against us by Genentech. The arbitration panel issued an award which entitled those attorneys to receive
(i) approximately $3.5 million, including interest, (ii) payments ranging from 33-1/3% to 40% of any future milestone payments received by us from Genentech following product approval and (iii) 10% of the royalties that we receive on sales of anti-IgE products. We sought a court order vacating the arbitration award. However, a judgment was entered confirming the award. We appealed that decision, without success, in the Court of Appeals and intend to seek review by the Texas Supreme Court.

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

         We May Experience Difficulties in Achieving or Managing Growth, Which Could Materially Harm Our Business, Financial Condition and Results of Operations.

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

         Product liability insurance for the biopharmaceutical industry is generally expensive. Although we currently maintain product liability insurance covering our products in amounts we believe to be commercially reasonable, we cannot assure you that our coverage is adequate or that continued coverage will be available at acceptable costs. In addition, some of our license and collaboration agreements require us to obtain product liability insurance. Future license and collaboration agreements may also include such a requirement. Our inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit us or our collaborators from commercializing our products. A successful claim in excess of our insurance coverage could materially harm our business, financial condition and results of operations.

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

Risks Associated with Manufacturing and Marketing

         Failure to Receive Market Acceptance for and Successfully Commercialize Xolair Would Have a Significant Adverse Effect on Us.

         Even if the FDA approves Xolair, we cannot be certain that physicians, patients, insurers or other third-party payors will accept Xolair as a treatment for its approved indication in the United States or in any foreign markets. A number of factors may affect the rate and level of Xolair's market acceptance, including:

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

         We Have Limited Experience and Capability in Manufacturing and May Encounter Manufacturing Problems or Delays That Could Result in Lost Revenue or Delaying Clinical Trials.

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

Risks Related to Financial Results and Need for Financing

         We Have a History of Net Losses; We Expect to Continue to Incur Net Losses and We May Never Achieve or Maintain Profitability.

         We have incurred net losses since our inception. As of December 31, 2002, we had an accumulated deficit of approximately $78.9 million, including a net loss of approximately $26.0 million for the year ended December 31, 2002. Our losses have primarily been the result of costs incurred in our research and development programs and from our general and administrative costs.

         We have not earned any revenues from commercial sales of our therapeutic products, and such sales may not commence until 2003, if at all. We have funded our operations principally from licensing fees and milestone payments under our current or former collaborations, as well as with proceeds from private placements and an initial public offering of our common stock. As we increase our research and development, manufacturing, clinical trial and administrative activities, we expect to continue to incur substantial operating losses until such time, if ever, that we are able to generate sufficient revenue from milestone payments, royalties on Xolair and, potentially, profits from an additional product or products to cover our expenses.

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

         Failure by Novartis or Genentech to Develop, Manufacture, Market or Distribute Xolair May Delay or Significantly Impair Our Ability to Generate Revenues.

         Under the terms of our collaboration agreements, Novartis and Genentech are responsible for developing, obtaining regulatory approval for, manufacturing, marketing and distributing Xolair. We expect for the extended future that Novartis and Genentech will manufacture, market and distribute Xolair, if it receives marketing approval. Our ability to profit from the products covered by our collaboration agreements with Genentech and Novartis depends in large part on their performance. We cannot control the amount and timing of resources Novartis and Genentech will devote to any of our products. If Novartis or Genentech experiences manufacturing or distribution difficulties, does not actively market Xolair or other selected anti-IgE products or does not otherwise perform under our collaboration agreements, our potential for revenue from those products will be dramatically reduced. Novartis and Genentech may terminate our collaboration agreements on short notice. If Novartis or Genentech terminates our collaboration, we would experience increased capital requirements to undertake development and marketing at our expense, and we cannot assure you that we would be able to develop Xolair or our other anti-IgE products on our own.

         We May Need Additional Financing, But Our Access to Capital Funding is Uncertain.

         Our current and anticipated development projects require substantial additional capital. While we expect that our cash on hand, together with our revenue from operations, will sufficiently fund our operations for the next four years, our future capital needs will depend on many factors, including successfully commercializing Xolair, receiving milestone payments from our collaboration partners, and making progress in our research and development activities. Our capital requirement may also depend on the progress and level of unreimbursed costs associated with preclinical studies and clinical trials, the costs associated with acquisitions, the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, the establishment of additional collaboration and licensing arrangements, and the cost of manufacturing scale-up and development of marketing activities, if undertaken by us. We do not have committed external sources of funding and we cannot assure you that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

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

         The Market Price of Our Common Stock has been Volatile.

         Like other stocks of biopharmaceutical companies, the market price for our common stock has been and may continue to be volatile. During the last two years, our stock price ranged from $8.93 to $40.00. Factors that contributed to the volatility of our stock during this period included:

     .   Regulatory developments or delays concerning Xolair;
     .   Important rulings and other developments in our various legal disputes;
     .   Results of clinical trials; and
     . General market conditions, including particularly in the biotechnology company segment.

Risks Relating to Intellectual Property

         The Patentability, Validity, Enforceability and Commercial Value of Our Patents Are Highly Uncertain. If Our Intellectual Property Positions are Challenged, Invalidated or Circumvented and We Fail to Prevail in Resulting Intellectual Property Litigation, Our Business Could be Adversely Affected.

         Our success depends in part on obtaining, maintaining and enforcing patents and maintaining trade secrets. While we file and prosecute patent applications to protect our inventions, our pending patent applications may not result in the issuance of valid patents and our issued patents may not provide competitive advantages. Also, our patents may not prevent others from developing competitive products using related technology. We cannot assure you that pending patent applications developed by or licensed to us will result in patents being issued or that, if issued, the patents will give us an advantage over competitors with similar technology.

         We own or have licenses to certain issued patents. The patents we own that are most material to our business are five U.S. patents and six foreign patents relating to anti-IgE antibodies. However, the patent position of biotechnology and pharmaceutical firms is highly uncertain and involves many complex legal and technical issues. There is no clear policy involving the breadth of claims allowed or the degree of protection afforded under such patents. Issued patents can be challenged in litigation in the courts and in proceedings in the United States Patent and Trademark Office and in courts and patent offices in foreign countries. Issuance of a patent is not conclusive as to its validity, enforceability or the scope of its claim. We cannot assure you that our patents will not be successfully challenged as to enforceability, invalidated or limited in the scope of their coverage. Moreover, litigation to uphold the validity of patents and to prevent infringement can be very costly and can result in diverting technical and management personnel's time and attention, which may materially harm our business, financial condition and results of operations. If the outcome of litigation is adverse to us, third parties may be able to use our patented technology without paying us. Moreover, we cannot assure you that our patents will not be infringed or successfully avoided through design innovation. Any of these events may materially and adversely affect our business.

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

         If We Fail To Obtain Any Required Patent License From Third Parties, Our Product Development Efforts Could Be Limited.

         Our success also depends on our ability to license the rights to patents and patent applications owned by others and to operate without infringing the proprietary rights of third parties. There may be patent rights belonging to others that require us to alter our products, pay licensing fees or cease certain activities. If our products conflict with patent rights of others, the owners of those patent rights could bring legal actions against us claiming damages and seeking to stop us from manufacturing and marketing the affected products. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. We cannot assure you that we would prevail in any such action or that any license required under any such patent would be made available on acceptable terms or at all. Any of these events may materially harm our business, financial condition and results of operations.

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

         We are aware that other groups have claimed discoveries similar to those covered by our patent applications. In addition, other companies, some of which may be our competitors, have filed applications for or have been issued patents and may obtain additional patents and proprietary rights relating to products or processes used in, necessary to, competitive with or otherwise related to our patents and products. These products and processes include, among other items, patents covering technology relating to humanized monoclonal antibodies that we anticipate developing. Protein Design Labs, Inc. owns certain patents and patent applications relating to such humanized antibodies. We have acquired the right to take a non-exclusive licenses to these patents for up to four of our products. Additionally, Genentech owns patents relating to antibody chain co-expression. We have certain rights to acquire a non-exclusive license from Genentech for these patents for products that are not exclusively licensed by Genentech to a third party and that would not compete with an existing product of Genentech or its affiliates or a product that they are actively researching or developing. We cannot assure you that we will be able to obtain licenses from Protein Design Labs for our other antibody products, of that we will be successful in securing licenses from Genentech for products and product candidates that we have in research or development.

         We must make substantial cash payments, achieve certain milestones and satisfy certain conditions, including filing investigational new drug applications, obtaining product approvals and introducing products, to maintain our rights under certain of our licenses, including our licenses from Chiron and Biogen. We cannot assure you that we will be able to maintain our rights under these licenses. If any of these licenses terminate, we may be unable to commercialize any related product.

Executive Officers of Tanox

         Our executive officers and their ages and positions with Tanox are:

                Name                      Age                 Position
                ----                      ---                 --------
Nancy T. Chang, Ph.D. ................     53     Chairman of the Board, President and
                                                     Chief Executive Officer
Jeffrey W. Organ . ...................     49     Chief Operating Officer
William R. Shanahan, Jr., M.D. .......     54     Chief Medical Officer
Matthew Moyle, Ph.D. .................     42     Vice President of Research
Gregory P. Guidroz, C.P.A. ...........     50     Vice President of Finance
Katie-Pat Bowman .....................     48     Vice President, General Counsel and Secretary


         Nancy T. Chang, Ph.D., is one of our co-founders and has served as our President and Chairman of the Board of Directors since our organization in March 1986. Dr. Chang has served as our Chief Executive Officer since June 1990. From 1986 to 1992, Dr. Chang served as an Associate Professor at Baylor College of Medicine in the Division of Molecular Virology. Between 1981 and 1986, Dr. Chang was employed by Centocor, Inc., serving as the Director of Research, Molecular Biology Group, from 1984 to 1986. From 1980 to 1981, she was employed by Roche Institute of Molecular Biology. Dr. Chang received her Ph.D. in biological chemistry from Harvard University.

         Jeffrey W. Organ has served as our Chief Operating Officer since May 2002. Prior to joining Tanox, from March 2000 to April 2002, Mr. Organ served as an independent consultant to product and service companies in the healthcare and pharmaceutical industries. From 1997 to 2000, Mr. Organ served as Vice President of Marketing & Sales at Bridge Medical, a start-up company developing drug delivery and patient safety systems. From February 1996 to January 1997, he held the position of Senior Vice President of Marketing with IMED Corporation, a leading provider of intravenous drug delivery systems. Prior to that, Mr. Organ was President of Major Pharmaceuticals, a distributor of pharmaceuticals to retail and institutional pharmacies, worked at Fujisawa Pharmaceuticals as Vice President and General Manager for Multisource products, and worked at American Hospital Supply in a variety of sales and marketing positions. He received a BA from the University of Missouri and an MBA from Pepperdine University.

         William R. Shanahan, Jr., M.D., has served as our as Chief Medical Officer since August 2000. From 1994 to August 2000, he served as Vice President, Drug Development of Isis Pharmaceuticals, a leader in antisense technology, and, prior to that, he was Director of Clinical Research at Pfizer Central Research where he directed the clinical development of new anti-inflammatory pharmacologic agents. At Searle Research and Development, he held Associate Director and Director of Clinical Research positions where he developed and monitored clinical studies related to anti-inflammatory, gastroprotective, anti-HIV, and antineoplastic pharmacologic agents. In addition, at the University of Connecticut School of Medicine he held various positions in the Division of Rheumatology including Clinical Associate Professor. Dr. Shanahan graduated from the University of California - San Francisco with a Doctorate in Human Medicine in 1974, and from Loyola University of Chicago with a Juris Doctorate in 1992.

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

         Gregory P. Guidroz, C.P.A., has served as our Vice President of Finance since July 2002. Prior to joining Tanox, Mr. Guidroz served as Chief Financial Officer for Integrated Diagnostic Centers, Inc., a diagnostic imaging center company, from July 1999 until July 2002. He was Co-Founder and Chief Financial Officer for NPPA of America, Inc., a multi-state provider of nurse practitioner and physician assistant services, from April 1998 until March 1999 when it was acquired. From June 1995 until March 1998, he was a Principal with Healthcare Solutions, Inc., a healthcare management consulting firm. From November 1975 until May 1995, Mr. Guidroz held Chief Financial Officer or Controller positions in various healthcare and software corporations. He began his career on the audit staff of Arthur Andersen after receiving a BBA from Lamar University. Mr. Guidroz has been a Partner with Tatum CFO Partners, LLP since July 1999.

         Katie-Pat Bowman has served as our Vice President, General Counsel and Secretary since July 2000. Prior to that she was Senior Corporate Counsel and Assistant Secretary for Lyondell Chemical Company from September 1999 until July 2000. She was Vice President and General Counsel for Daniel Industries Inc., a pipeline equipment manufacturer, from September 1997 until September 1999, when it was acquired by Emerson Electric Company. Prior to that, she practiced law with Houston-based law firms Haynes & Boone LLP and Fulbright & Jaworski, L.L.P. since 1987. Ms. Bowman, a CPA, practiced public accounting and worked in industry as an accountant from 1977 through 1987. She received both a Juris Doctorate and BBA from the University of Houston.

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

         Our scientific advisors are:

Name                                                           Title and Affiliation
----                                                           ---------------------
John Atkinson, M.D. ..........................    Professor, Department of Medicine & Medical
                                                  Microbiology, Washington University School of Medicine
K. Frank Austen, M.D.* .......................    Director, Inflammation and Allergic Diseases, Brigham and
                                                  Women's Hospital
Donald MacGlashan, Jr., M.D., Ph.D. ..........    Associate Professor of Medicine, Johns Hopkins Asthma
                                                  and Allergy Center
Robert T. Schooley, M.D. .....................    Chief of Division of Infectious Diseases, University of
                                                  Colorado Health Science Center
Ethan M. Shevach, M.D ........................    Chief, Cellular Immunology Section, National Institute of
                                                  Allergy and Infectious Disease

_______________________________
*  Chairman

ITEM 2.  Properties

         Our research and manufacturing operations are conducted in a 43,560 square foot building in Houston, Texas. We had leased this building, which also houses our pilot manufacturing facility, and acquired it in September 2002. Also in 2002, we acquired a 68,000 square foot office and warehouse building adjacent to our research and manufacturing facility, which we currently intend to renovate into a research and administrative office facility during 2003 and 2004. We also own approximately 28 acres of land near our present facility. Our corporate administrative offices currently occupy approximately 13,100 square feet of leased space in Houston, Texas, under a lease that expires in September 2003, with options for two six-month extensions. We expect to extend the lease for one year. We also lease approximately 6,500 square feet of space in the Hsinchu Science Based Industrial Park in Taiwan.

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

         We initiated the arbitration proceeding in August 1996, after we and our attorneys, Akin, Gump, Strauss, Hauer and Feld, L.L.P., The Robinson Law Firm and Williams, Birnberg & Anderson, could not reach agreement on the fee owed pursuant to the terms of our written fee agreement. The arbitration panel issued an award entitling the attorneys to receive (i) approximately $3.5 million, including interest, (ii) payments ranging from 33-1/3% to 40% of the future milestone payments received by us from Genentech under the collaboration following product approval and (iii) 10% of the royalties that we receive on sales of anti-IgE products.

         We sought a court order vacating the arbitration award, but a judgment was entered confirming the award. We appealed the District Court's decision to the Court of Appeals, 14th District of Texas, and, in August 2002, the Court of Appeals affirmed the judgment of the District Court. We intend to appeal this decision to the Texas Supreme Court.

         If this proceeding continues to result in decisions unfavorable to us, we could lose substantial value from our collaboration with Novartis and Genentech by virtue of the legal fees awarded by the panel, which could negatively affect our stock price and harm our business, financial condition and results of operations.

         Dispute With Genentech and Novartis Over Independent Development Rights and Other Matters. For the last several years, we had been pursuing clinical development of TNX-901 to determine its potential in treating peanut-induced anaphylaxis independently of Novartis and Genentech. Novartis and Genentech had disputed our right to pursue development of TNX-901 independently, but we believed our agreements with Novartis and Genentech permitted this activity.

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

         In response to the arbitration we initiated against Novartis, Novartis and Genentech jointly filed suit against us in April 1999 in the U.S. District Court for the Northern District of California. In the lawsuit, Novartis and Genentech initially sought declarations that we cannot develop TNX-901 independently, that we cannot use confidential and proprietary information obtained from Novartis or Genentech for independent product development, and that we cannot pursue separate arbitrations on these matters against both Novartis and Genentech. Novartis and Genentech also claim undetermined actual and punitive damages resulting from our independent development of TNX-901, and seek a permanent injunction stopping our TNX-901 development and preventing us from continuing with our arbitrations on these matters.

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

         Thereafter, Novartis and Genentech continued to dispute Tanox's right to independently develop TNX-901 and, on December 10, 2001, the Court stayed the litigation and directed the parties to return to the arbitrations originally initiated by Tanox to resolve remaining issues with respect to TNX-901 and the other issues being disputed by the parties. In August 2002, the arbitration panel in the Tanox-Novartis arbitration heard issues relating to whether or not Tanox had the right under the D&L Agreement to independently develop TNX-901 and, in October 2002, ruled that Tanox does not. While this ruling seems to conflict with the earlier summary judgment, Tanox has suspended further plans to develop TNX-901 pending its discussions with Novartis and Genentech regarding options for using anti-IgE as a treatment for persons suffering from severe peanut allergy. The panel further ruled that Novartis is obligated to share its Xolair knowledge with Tanox. The second phase of the arbitration, which will focus on Tanox's claim that Novartis improperly excluded Tanox from collaboration know-how and participation and otherwise breached the contracts between the two parties, is scheduled to take place in May 2003.

         We are currently in arbitration with Genentech on similar issues. We have claimed breach of contract, conversion, tortuous interference, unjust enrichment and unfair competition by Genentech. Genentech has counterclaimed for breach of contract, theft of trade secrets, misappropriation, breach of confidence, interference with contract, and interference with economic expectancies by Tanox. Additional proceedings, to the extent necessary, may also be conducted in the District Court.

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

         In March, 2001, we sought a declaratory judgment from the District Court of Harris County that we fulfilled our obligations under the agreement. The former shareholders have counterclaimed for breach of contract, common law and statutory fraud, conversion and malice. The Former Shareholders claim that the total consideration should not have been reduced and, further, that Tanox should issue additional shares of common stock to the Former Shareholders because we declared a stock dividend on February 1, 2000. Thus, the Former Shareholders claim that they are entitled to an additional $200,000 and 181,552 shares of common stock. The Former Shareholders also claim that, because of the alleged failure by Tanox to tender the third installment, we must pay them the value of 51% of the stock of Tanox Pharma. Messrs. DeBoer, Larrick and Price make similar claims against Tanox and Tanox Pharma in an action brought by them in Haarlem, the Netherlands.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of 2002.

                                     PART II

ITEM 5.  Market for the Company's Common Equity and Related Stockholder Matters

Market Price and Dividends

         Our common stock trades on The Nasdaq Stock Market under the symbol TNOX. The table below provides the high and low sales prices of our common stock for the periods indicated, as reported by The Nasdaq Stock Market.

                                                              High         Low
                                                              ----         ---
             Year Ended December 31, 2001:
             First quarter ..............................   $ 40.00     $ 17.25
             Second quarter .............................     34.09       16.75
             Third quarter ..............................     30.91       12.00
             Fourth quarter .............................     22.24       13.18

             Year Ended December 31, 2002:
             First quarter ..............................   $ 18.46     $ 12.95
             Second quarter .............................     14.10        9.25
             Third quarter ..............................     13.49        8.93
             Fourth quarter .............................     11.91        9.03

         On March 25, 2003, the last reported sale price of our common stock on the Nasdaq National Market was $11.16. As of March 25, 2003, there were 43,747,741 shares of common stock outstanding and 137 shareholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (or DTC). All of the shares of Common Stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and therefore considered to be held of record by Cede & Co. as one stockholder.

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

Use of IPO Proceeds

         On April 6, 2000, the SEC declared effective our Registration Statement on Form S-1, Commission File No. 333-96025, registering the sale of 8,568,000 shares of our common stock (including the over-allotment option) for net proceeds of $225.8 million. Prior to 2002, none of the proceeds from this offering had been used. For the year ended December 31, 2002, we have used approximately $28.6 million of those proceeds as follows (in thousands):

             Research and development activities, general corporate
               purposes and working capital                           $ 23,887
             Capital expenditures (net of bank loan)                     4,667
                                                                      --------
                                                                      $ 28,554

         The remaining portion of the net offering proceeds has been invested in cash equivalents and held-to-maturity investments.

ITEM 6.  Selected Financial Data

         The information below was derived from the audited consolidated financial statements included in this report and in reports we have previously filed with the SEC. This information should be read together with those consolidated financial statements and the notes to the consolidated financial statements. These historical results are not necessarily indicative of the results to be expected in the future.

                                                                                Year Ended December 31,
                                                       --------------------------------------------------------------------------
                                                           2002            2001            2000           1999           1998
                                                       ------------    ------------   -------------   ------------   ------------
                                                                         (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues ...........................................   $        560    $        419   $      12,748   $      1,405   $      2,422
                                                       ------------    ------------   -------------   ------------   ------------

Research and development ...........................         22,651          21,683          18,325         17,163         11,933
General and administrative .........................         10,677           8,349           7,683          8,582          3,431
Restructuring charge ...............................           (268)          3,860              --             --             --
                                                       ------------    ------------   -------------   ------------   ------------
Total operating costs and expenses .................         33,060          33,892          26,008         25,745         15,364
                                                       ------------    ------------   -------------   ------------   ------------
Loss from operations ...............................        (32,500)        (33,473)        (13,260)       (24,340)       (12,942)
Other income, net ..................................          6,478          12,096          13,128          1,028          1,240
                                                       ------------    ------------   -------------   ------------   ------------
Loss before income taxes ...........................        (26,022)        (21,377)           (132)       (23,312)       (11,702)
(Provision) benefit of income taxes ................             --              --            (915)           (34)         1,533
                                                       ------------    ------------   -------------   ------------   ------------
Net loss ...........................................   $    (26,022)   $    (21,377)  $      (1,047)  $    (23,346)  $    (10,169)
                                                       ============    ============   =============   ============   ============
Loss per share - basic and diluted .................   $      (0.59)   $      (0.49)  $       (0.03)   $     (0.75)  $      (0.35)
                                                       ============    ============   =============   ============   ============
Shares used in computing loss per share -
basic and diluted ..................................         43,911          44,010          40,258         31,113         29,105
                                                       ============    ============   =============   ============   ============

                                                                                    December 31,
                                                       --------------------------------------------------------------------------
                                                            2002            2001            2000           1999           1998
                                                       ------------    ------------   -------------   ------------   ------------
                                                                                    (In thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and investments [1] .........   $   227,990     $    261,102   $     275,921   $     47,254   $     33,735
Working capital ....................................       127,592          198,092         175,309         42,718         34,323
Total assets .......................................       251,211          277,534         290,978         55,328         43,422
Long term debt .....................................        15,000           10,000          10,000         10,000         10,000
Accumulated deficit ................................       (78,907)         (52,885)        (31,508)       (30,461)        (7,115)
Total stockholders' equity .........................       225,516          256,441         272,774         40,007         31,540

[1] Includes restricted cash and investments of $14,441 in 2002.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Tanox discovers and develops therapeutic monoclonal antibodies to address significant unmet medical needs in the areas of asthma, allergy, inflammation and other diseases affecting the human immune system. Tanox's products are genetically engineered antibodies that target a specific molecule, or antigen. In 1987, we discovered a novel approach for treating allergies and asthma by using anti-immunoglobulin E, or anti-IgE, antibodies capable of blocking IgE, a causative agent of the allergy pathway, thus preventing the onset of disease symptoms. Xolair, our most advanced product, is a humanized monoclonal antibody that blocks IgE. Its therapeutic effect has been validated through clinical trials in patients suffering from allergic asthma, seasonal allergic rhinitis (hay fever) and perennial allergic rhinitis. We are developing Xolair in collaboration with Novartis and Genentech. In June 2000, our collaboration partners filed a BLA with the FDA and a submission for marketing approval with health authorities in the EU, Switzerland, Australia, and New Zealand for allergic asthma and hay fever in adults, adolescents and children. Following receipt of a Complete Response Letter from the FDA in July 2001 and treatment of additional patients to expand the safety database, our collaboration partners submitted an amendment to the BLA in December 2002 for moderate-to-severe allergic asthma in adults and adolescents. The FDA's Pulmonary-Allergy Drugs Advisory Committee is scheduled to review the BLA on May 15, 2003. In June 2002, Xolair was approved for marketing in adolescents and adults with moderate allergic asthma in Australia.

         Using our knowledge of the human immune system, we are building a diverse pipeline of monoclonal antibody product candidates. TNX-901, a humanized anti-IgE monoclonal antibody distinct from Xolair, was tested in a double blinded, placebo controlled Phase 2 clinical trial in peanut allergy patients: after four months of treatment, significant decreases in sensitivity to peanuts was demonstrated by oral food challenge. Following an adverse arbitration ruling in October 2002, we halted further development of TNX-901 pending further discussions with Genentech and Novartis. TNX-355, an anti-CD4 antibody, is currently in a Phase 1b trial for treating HIV-infected patients: The Phase 1a study was completed in 2002 and demonstrated clinically important (greater than one log/10/) decreases in viral load. TNX-224, a complement factor D inhibiting antibody, is in preclinical studies for treating complement mediated diseases. We are also conducting target discovery and target validation research on several new targets implicated in allergies and other immune-mediated disorders.

         We currently have no products available for sale. We are focusing our efforts on research and product development activities necessary to advance our product opportunities, including process development and clinical trial activities for products that are currently in the clinic or will commence clinical development in the future. We have incurred substantial losses since inception and incurred an accumulated deficit through December 31, 2002, of $78.9 million. We expect to continue to incur substantial operating losses for the foreseeable future, particularly as we expand our research and development activities, produce clinical material and initiate additional clinical trials. We expect that losses will continue until such time, if ever, that we generate sufficient revenue from Xolair and potentially from another marketed product or products.

         Historically, we have earned revenues primarily from milestone payments, license fees and sponsored research under our collaboration agreements. Over the next several years, we expect our principal revenues will be milestone payments, royalties and profit-sharing payments from Novartis and Genentech. We may also receive royalties from Roche should it participate in selling Xolair in Europe. Our revenues will depend particularly on the success of our collaboration partners in developing, manufacturing, obtaining regulatory approvals for and marketing Xolair. Because a substantial portion of our revenues for the foreseeable future will depend on achieving development and commercialization milestones, we anticipate that our results of operations will vary substantially from year to year and even quarter to quarter.

Critical Accounting Policies

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.

Cash, Cash Equivalents and Investments

         Cash and cash equivalents consist of all highly-liquid investments with original maturities of three months or less. Management determines the appropriate classification of its cash equivalents, short-term investments and long-term investments at the time of purchase. Investments consist of investment grade corporate bonds, commercial paper, assets backed securities, and government agency securities with maturities of less than two years from the balance sheet date. All investments are classified as held-to-maturity and carried at amortized cost in the accompanying financial statements with the exception of one available-for-sale investment, which is stated at fair value based on the quoted market price of the security. Unrealized gains and losses on such securities are reported as other comprehensive income (loss), which is a separate component of stockholders' equity. At December 31, 2002, the carrying value of our available-for-sale security approximated fair value, and accordingly there was no unrealized gain or loss.

         We are required to maintain restricted cash or investments to collateralize borrowings under Tanox's line of credit and its irrevocable letter of credit. Additionally, we have cash deposited with the District Court in connection with the pending appeal of an unfavorable arbitration award (see Note
12). As of December 31, 2002, Tanox had restricted cash and investments of $14.4 million.

         At December 31, 2002, we held investments with a net carrying value of $207.2 million and a fair market value of $209.5 million. At any point in time, amortized cost may be greater or less than fair market value. If investments are sold prior to maturity, we could incur a realized gain or loss based on the fair market value of the investments at the date of sale. Additionally, we could incur future losses on investments if the investment issuer becomes impaired or the investment is down graded.

Research and Development

         Research and development costs, including incidental patent costs, are expensed as incurred. Research and development costs include estimates for clinical trial costs, which are based on patient enrollment and clinical trial progress. Actual costs may differ from estimates.

Contingent Liabilities

         We are currently involved in certain legal proceedings as discussed in the "Commitments and Contingencies" note in the Notes to Consolidated Financial Statements. We have accrued our estimate of litigation related liabilities in consultation with outside counsel handling our cases. The estimate is based on the facts and circumstances of these matters known to us at this time. The actual liability may be more or less than the amount of our current estimates, depending on the outcome of these matters.

Stock-based Compensation

         Deferred stock-based compensation and related amortization represents the difference between the exercise price of stock options granted to our consultants and the fair value of our common stock at the applicable date of grant. Stock-based compensation is amortized as research and development expense or general and administrative expense, as appropriate, over the vesting period of the individual stock options for which it was recorded, generally four years. The amount of stock-based compensation expense to be recorded in future periods may decrease if unvested stock options for which deferred stock-based compensation has been recorded are subsequently canceled or forfeited or may increase if additional stock options are granted to individuals other than employees or directors.

Recent Accounting Developments

         In December 2002, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized in the period in which the liability is incurred. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 will not have a material impact on Tanox's results of operations and financial position.

         In December 2002, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based accounting for employee compensation and the effect of the method used on reported results. Tanox is currently evaluating whether to adopt the fair value based method. The additional disclosures required under SFAS No. 148 are effective for fiscal year ending after December 15, 2002, and have been provided in Notes to the Consolidated Financial Statements.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

         Revenues. Revenues increased to $560,000 in 2002 from $419,000 in 2001. Revenues in 2002 represented licensing fees associated with non-exclusive patent licenses. Revenues in 2001 were primarily grants.

         Research and Development Expenses. Research and development expenses increased to $22.7 million in 2002 from $21.7 million in 2001. The increase was associated with staffing growth and increased spending in clinical manufacturing and clinical trials for the TNX-901 and TNX-355 programs. This increase was partially offset by cost savings from closing down our Tanox Pharma B.V. (formerly known as PanGenetics B.V.) research facility. In addition, depreciation expense increased by $467,000, due to capital expenditures made in previous periods for research, clinical manufacturing equipment and facilities improvement.

         General and Administrative Expenses. General and administrative expenses increased to $10.7 million in 2002 from $8.3 million in 2001. The increase relates primarily to higher legal costs associated with increased litigation activities and higher personnel costs.

         Restructuring Charge. In June 2001, the Company recorded a $3.9 million restructuring charge associated with the closure of the research operations of Tanox Pharma, B.V. The Company has settled most of the restructuring liabilities except the severance dispute with the former managing director of Tanox Pharma, B.V. and legal cost accruals related to ongoing litigation with the former PanGenetics shareholders. As of December 31, 2002, the Company estimated that $293,000 in restructuring liabilities still remain and is classified as an accrued liability on the balance sheet.

         Other Income (Expense). Other income decreased to $6.5 million in 2002 from $12.1 million in 2001. This decrease was principally due to reduced interest income in 2002 resulting from lower interest rates and lower cash and investment balances, and a $784,000 decline in the fair value of an available-for-sale investment.

         Income Taxes. There was no provision for income taxes in 2002, due to the pre-tax loss of $26.0 million. This pre-tax loss generated a tax benefit, which was fully offset by an increase in Tanox's valuation allowance.

         Net Loss. The net loss increased to $26.0 million or $0.59 per share in 2002, as compared to $21.4 million or $0.49 per share in 2001.

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

         Research and Development Expenses. Research and development expenses increased to $21.7 million in 2001 from $18.3 million in 2000. In 2001, we incurred higher salary and related costs from increased staffing, increased expenses related to process development and manufacturing feasibility studies, and an in-process research and development charge of $1.1 million related to the 1998 acquisition of Tanox Pharma B.V. The increase was partially offset by a reduction in 2001 operating expenses due to the closure of Tanox Pharma B.V., a $2.5 million charge in 2000 to acquire the right to non-exclusive licenses to patents and patent applications owned by Protein Design Labs, Inc. and a $600,000 charge in 2000 to acquire certain technologies from LXR Biotechnology, Inc.

         General and Administrative Expenses. General and administrative expenses increased to $8.3 million in 2001 from $7.7 million in 2000. The increase relates primarily to higher legal costs associated with increased litigation activity and higher infrastructure costs.

         Restructuring Charge. In June 2001 we implemented a plan to consolidate our research operations in Houston, Texas. In connection with the plan, we closed our facility in Amsterdam and recorded a restructuring charge of $3.9 million. The restructuring charge primarily consisted of $624,000 for severance and related costs, $886,000 of goodwill impairment, $778,000 for the write-down of assets, $1.1 million for agreement terminations and $458,000 for other exit costs.

         Other Income. Other income decreased to $12.1 million in 2001 from $13.1 million in 2000. The decrease was principally due to a decrease in interest income in 2001 resulting from lower interest rates.

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

Liquidity and Capital Resources

         We have financed our operations since inception primarily through sales of equity securities, collaboration and grant revenues, interest income and equipment financing agreements. During the year ended December 31, 2000, we sold 8,568,000 shares of common stock at $28.50 in an initial public offering and received net proceeds of $225.8 million. As of December 31, 2002, we had $228.0 million in cash, cash equivalents and investments, of which $134.4 million were classified as current assets. At December 31, 2002, $14.4 million of cash and investments was pledged against the Company's outstanding borrowings under its line of credit and its irrevocable letter of credit or was deposited with the District Court in connection with our appeal of an unfavorable arbitration ruling.

         During the year ended December 31, 2002, we used proceeds from investment maturities and sales, interest income, proceeds from stock option exercises and proceeds from bank borrowings, together with cash and cash equivalents on hand at December 31, 2001, to fund operating activities, capital expenditures and the repurchase of 474,700 shares of our Common Stock. The combination of the above items and the increase in short and long-term investment securities resulted in a net decrease in cash, cash equivalents and investments of $33.1 million (including the restricted amount of $14.4 million) for the year ended December 31, 2002.

         During 2002, we sold two corporate securities with a total book value of $2.5 million prior to their stated maturity for a net gain of $12,000, which is included in the interest income on the consolidated income statement. The decision to sell these securities was based upon the decline in their credit rating, which no longer conformed to our investment policy.

         In September 2002, we entered into a $16.0 million Revolving Line of Credit Note Agreement with a bank. Under the terms of the Agreement, Tanox may secure advances up to the aggregate principal amount of $16.0 million, the proceeds of which can be used to finance the Company's working capital requirements, as well as the purchase of property, plant and equipment. The outstanding principal balance is payable in full on September 27, 2006, and advances bear interest at the lesser of the Prime Rate or LIBOR, the London Interbank Offered Rate, plus 1%. Accrued interest is payable on the last day of each month. As of December 31, 2002, the Company had borrowed $5.0 million under the Agreement.

         From 1994 through 1998, Novartis advanced Tanox $10.0 million, pursuant to a loan agreement, to finance its pilot manufacturing facility. Tanox has pledged all of the assets of the pilot manufacturing facility as security for the loan. The loan bears interest at the LIBOR rate plus 2%. Through December 31, 2001, Novartis has agreed to forgive interest on the loan. Subject to modifications agreed to in principle concurrent with completion of the tripartite collaboration among Tanox, Novartis and Genentech in July 1996, the principal and future interest payments may be partially or totally forgiven by Novartis based on the future use of the facility. Under the loan agreements, upon activation of the facility for production, Tanox is required to make principal and interest payments on the loan in amounts equal to 75% of net cash flow, if any, from the facility. If the net cash flow payments during the ten years following the date the facility first became operational are not sufficient to repay the principal and accrued interest on the loan, Novartis has agreed to forgive the remaining principal and accrued interest. The facility was activated in 2002 and, until October 2002, produced clinical trial materials for TNX-901. Accordingly, we have accrued interest of $373,000 on the loan for 2002. We expect to reactivate the pilot plant to produce clinical trial materials for our other products in 2003.

         On September 16, 2002, we purchased a 68,000 square foot office and warehouse building adjacent to our research and manufacturing facility for $2.2 million. We currently intend to renovate the building, at an estimated cost of approximately $9.0 million, sometime in 2003 or 2004 into a research and administrative office facility at which point we will relocate our corporate office and members of our research staff to the facility. On September 30, 2002, we purchased the 43,560 square foot research and pilot manufacturing facility in Houston, Texas that we had been leasing, together with approximately 15 acres of adjacent land, for $5.0 million. The $5.0 million purchase price was funded under the bank line of credit described above. The draw is collateralized with cash and investments at the bank. We intend to pursue permanent financing options, including a possible sale and lease back for both buildings. Additionally, during the year ended December 31, 2002, we invested approximately $2.5 million in equipment and facility improvements, primarily to support the expansion of our research and product development activities.

         Tanox has future minimum lease obligations of $502,000 under non-cancelable leases at December 31, 2002, of which approximately $307,000 will be paid in 2003.

         Our current and anticipated development projects will require substantial additional capital to complete. We anticipate that the amount of cash we need to fund operations, including research and development, manufacturing and other costs, and for capital expenditures, will grow in the future as our projects move from clinical development to commercialization. We also expect that we will need to expand our clinical development, manufacturing capacity, facilities, business development and marketing activities to support the future development of our programs. We expect that cash on hand and revenue from operations will be sufficient to fund our operations for the next three to four years. However, our future capital needs will depend on many factors, including the successful commercialization of Xolair, receiving payments from our collaboration partners, progress in our research and development activities, commercialization activities, the costs and magnitude of product or technology acquisitions, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, establishing additional collaboration and licensing arrangements, and manufacturing scale-up costs and marketing activities, if we undertake those activities. Consequently, we may need to raise substantial additional funds. We do not have committed external sources of funding and we cannot assure that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

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

         We are currently engaged in litigation relating to a fee dispute with the law firms that represented us in litigation with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award entitling the attorneys to receive (i) approximately $3.5 million (including interest), (ii) payments ranging from 33-1/3% to 40% of the future milestone payments we would receive from Genentech following product approval, and (iii) 10% of the royalties that we would receive on all sales of anti-IgE products. Tanox sought a court order vacating this arbitration award, but a judgment was entered confirming the award. We appealed the District Court's decision to the Court of Appeals, 14th District of Texas, and on August 29, 2002, the Court of Appeals affirmed the judgment of the District Court. We intend to appeal this decision to the Texas Supreme Court. During the appeals process, we are required to post a bond or place amounts in escrow to secure payment of the award. We posted a $4.1 million supersedeas bond with the Court to continue the appeals process and to secure payment of the award.

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

         Foreign Currency Exchange Rates. For the year ended December 31, 2002, our balance sheet reflects a cumulative foreign currency translation adjustment of $168,000. We are subject to foreign currency exchange risk because:

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

         Interest Rate Risk. Cash, cash equivalents and investments were approximately $228.0 million (including the restricted cash and investments of $14.4 million) at December 31, 2002. These assets were primarily invested in investment grade corporate bonds and commercial paper with maturities of less than two years, which we have the ability and intent to hold to maturity. We do not invest in derivative securities. Although our portfolio is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would actually be recognized in earnings unless we sell the asset. In addition, our bank line of credit and our loan from Novartis are based on a premium over LIBOR. As such, if general interest rates increase, our interest costs will increase.

ITEM 8.  Financial Statements and Supplementary Data

                                   Tanox, Inc.
                   Index to Consolidated Financial Statements

                                                                                                         PAGE
                                                                                                         ----
Report of Independent Auditors ......................................................................     45

Report of Independent Public Accountants ............................................................     46

Consolidated Balance Sheets as of December 31, 2002 and 2001 ........................................     47

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended
      December 31, 2002, 2001 and 2000 ..............................................................     48

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002, 2001
      and 2000. .....................................................................................     49

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000 ..........     50

Notes to Consolidated Financial Statements. .........................................................     51

                         Report of Independent Auditors

To the Board of Directors and Stockholders of Tanox, Inc.:

         We have audited the accompanying consolidated balance sheet of Tanox, Inc. and subsidiaries (the Company) as of December 31, 2002, and the related consolidated statement of operations and comprehensive loss, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2001, and for each of the two years in the period then ended were audited by other auditors who have ceased operations and whose report dated March 8, 2002 expressed an unqualified opinion on those statements before the reclassification adjustment and conforming disclosures described in Note 2.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tanox, Inc. as of December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

         As discussed above, the financial statements of the Company as of December 31, 2001, and for each of the two years in the period then ended were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised. We audited the reclassification adjustment and conforming disclosures described in Note 2 that were applied to revise the 2001 financial statements. In our opinion, such reclassification adjustment and conforming disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such reclassification adjustment and conforming disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

                                                     /s/ Ernst & Young LLP

Houston, Texas
February 3, 2003

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Tanox, Inc.:


         We have audited the accompanying consolidated balance sheets of Tanox, Inc., a Delaware corporation, and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tanox, Inc., and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
March 8, 2002

THIS IS A COPY OF THE REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THE ANNUAL REPORT ON FORM 10-K OF TANOX, INC. FOR THE YEAR ENDED DECEMBER 31, 2001. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS ANNUAL REPORT ON FORM 10-K. SEE
EXHIBIT 23.2 FOR FURTHER INFORMATION.

                          TANOX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                                   December 31,
                                                                                   ---------------------------------------------
                                                                                           2002                     2001
                                                                                   --------------------      -------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ................................................    $             15,968      $           142,883
     Restricted cash ..........................................................                   4,795                       --
     Short-term investments, including restricted amounts of $4,083 in 2002 ...                 113,640                   62,720
     Interest receivable ......................................................                   3,230                    2,722
     Other receivables ........................................................                     322                      110
     Prepaid and other ........................................................                     332                      750
                                                                                   --------------------      -------------------
               Total current assets ...........................................                 138,287                  209,185
                                                                                   --------------------      -------------------
LONG-TERM INVESTMENTS, including restricted amounts of $5,563 in 2002 .........                  93,587                   55,499
                                                                                   --------------------      -------------------
PROPERTY AND EQUIPMENT:
     Land .....................................................................                   4,332                    1,619
     Building .................................................................                   2,556                       --
     Laboratory and office equipment ..........................................                  13,014                   12,089
     Leasehold improvements ...................................................                   6,797                    4,135
     Furniture and fixtures ...................................................                     706                      779
                                                                                   --------------------      -------------------
                                                                                                 27,405                   18,622
     Less-Accumulated depreciation and amortization ...........................                  (8,208)                  (7,024)
                                                                                   --------------------      -------------------
               Net property and equipment .....................................                  19,197                   11,598
                                                                                   --------------------      -------------------
OTHER ASSETS ..................................................................                     140                    1,252
                                                                                   --------------------      -------------------
               Total assets ...................................................    $            251,211      $           277,534
                                                                                   ====================      ===================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable .........................................................    $              1,111      $             1,624
     Accrued liabilities ......................................................                   5,510                    5,566
     Accrued arbitration award ................................................                   4,074                    3,903
                                                                                   --------------------      -------------------
               Total current liabilities ......................................                  10,695                   11,093
                                                                                   --------------------      -------------------
LONG-TERM LIABILITIES:
Note payable to bank ..........................................................                   5,000                       --
Note payable to related party .................................................                  10,000                   10,000
                                                                                   --------------------      -------------------
               Total long-term liabilities ....................................                  15,000                   10,000
                                                                                   --------------------      -------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 10,000,000 shares authorized;
        none outstanding ......................................................                      --                       --
     Common stock, $.01 par value; 120,000,000 shares authorized;
        44,301,641 and 44,156,601 shares issued; 43,746,941 shares
        and 44,076,601 shares outstanding in 2002 and 2001, respectively ......                     443                      442
     Additional paid-in capital ...............................................                 310,073                  309,892
     Treasury stock, at cost; 554,700 and 80,000 shares in 2002 and 2001,
        respectively ..........................................................                  (6,261)                  (1,009)
     Deferred compensation ....................................................                      --                      (83)
     Accumulated other comprehensive loss, cumulative translation
adjustment ....................................................................                     168                       84
     Accumulated deficit ......................................................                 (78,907)                 (52,885)
                                                                                   --------------------      -------------------
               Total stockholders' equity .....................................                 225,516                  256,441
                                                                                   --------------------      -------------------
               Total liabilities and stockholders' equity .....................    $            251,211      $           277,534
                                                                                   ====================      ===================


  The accompanying notes are an integral part of these consolidated financial statements.

                          TANOX, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (In thousands, except per share data)

                                                                            For the Year Ended December 31,
                                                                   -----------------------------------------------
                                                                        2002            2001              2000
                                                                   -------------   -------------     -------------
REVENUES:
     Development agreements and licensing fees                     $         560   $         419     $      10,738
     Development agreement with related party                                 --              --             2,010
                                                                   -------------   -------------     -------------
               Total revenues                                                560             419            12,748
                                                                   -------------   -------------     -------------
OPERATING COSTS AND EXPENSES:
     Research and development                                             22,651          21,683            18,325
     General and administrative                                           10,677           8,349             7,683
     Restructuring charge                                                   (268)          3,860                --
                                                                   -------------   -------------     -------------
               Total operating costs and expenses                         33,060          33,892            26,008
                                                                   -------------   -------------     -------------
LOSS FROM OPERATIONS                                                     (32,500)        (33,473)          (13,260)
                                                                   -------------   -------------     -------------

OTHER INCOME (EXPENSES):
     Interest income                                                       7,865          12,769            14,050
     Interest expense                                                       (595)           (714)             (846)
     Other, net                                                             (792)             41               (76)
                                                                   -------------   -------------     -------------
               Total other income                                          6,478          12,096            13,128
                                                                   -------------   -------------     -------------
LOSS BEFORE INCOME TAXES                                                 (26,022)        (21,377)             (132)
               Income tax provision                                           --              --               915
                                                                   -------------   -------------     -------------
NET LOSS                                                           $     (26,022)  $     (21,377)    $      (1,047)
                                                                   =============   =============     =============

LOSS PER SHARE - Basic and diluted                                 $       (0.59)  $       (0.49)    $       (0.03)
                                                                   =============   =============     =============

SHARES USED IN COMPUTING LOSS PER SHARE
Basic and diluted                                                         43,911          44,010            40,258
                                                                   =============   =============     =============

COMPREHENSIVE LOSS:
     Net loss                                                      $     (26,022)  $     (21,377)    $      (1,047)
     Foreign currency translation adjustment                                  84            (112)               25
                                                                   -------------   -------------     -------------
TOTAL COMPREHENSIVE LOSS                                           $     (25,938)  $     (21,489)    $      (1,022)
                                                                   =============   =============     =============


  The accompanying notes are an integral part of these consolidated financial statements.

                          TANOX, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 2002, 2001 and 2000
                        (In thousands, except share data)


                                                                                       Additional
                                                                Common Stock            Paid-in       Treasury       Deferred
                                                           ------------------------
                                                            Shares       Par Value      Capital        Stock       Compensation
                                                           ----------    ----------    ----------     ---------    -------------
BALANCES, December 31, 1999 .............................  33,324,402    $    333      $  71,701      $     --     $     (651)
  Issuance of common stock for cash, $28.50 per share,
     net of issuance costs ..............................   8,568,000          86        225,752            --             --
  Exercise of stock options, net ........................   1,711,553          17          4,732            --             --
  Income tax benefit from stock options exercised .......          --          --            915            --             --
  Capital contribution from forgiveness of interest by
     related party ......................................          --          --            845            --             --
  Deferred compensation related to stock options ........          --          --            702            --           (496)
  Amortization of deferred compensation related to stock
     options ............................................          --          --             --            --            592
  Loans receivable from employees .......................          --          --             --            --             --
  Repayment of employee loans ...........................          --          --             --            --             --
  Foreign currency translation adjustment ...............          --          --             --            --             --
  Net loss ..............................................          --          --             --            --             --
                                                           ----------    --------      ---------      --------     ----------
BALANCES, December 31, 2000 .............................  43,603,955    $    436      $ 304,647      $     --     $     (555)
  Exercise of stock options, net ........................     492,128           5          2,929            --             --
  Issuance of common stock for acquisition ..............      60,518           1          1,817            --             --
  Repurchase of 80,000 shares of common stock at cost ...          --          --             --        (1,009)            --
  Capital contribution from forgiveness of interest by
     related party ......................................          --          --            556            --             --
  Cancelled stock options ...............................          --          --           (335)           --            335
  Amortization of deferred compensation related to stock
     options ............................................          --          --             --            --            137
  Stock option compensation to non-employees ............          --          --            278            --             --
  Repayment of employee loans ...........................          --          --             --            --             --
  Foreign currency translation adjustment ...............          --          --             --            --             --
  Net loss ..............................................          --          --             --            --             --
                                                           ----------    --------      ---------      --------     ----------
BALANCES, December 31, 2001 .............................  44,156,601    $    442      $ 309,892      $ (1,009)    $      (83)
  Exercise of stock options, net ........................     145,040           1            371            --             --
  Repurchase of 474,700 shares of common stock at cost ..          --          --             --        (5,252)            --
  Amortization of deferred compensation related to stock
    options .............................................          --          --             --            --             83
  Stock option compensation to non-employees ............          --          --           (190)           --             --
  Foreign currency translation adjustment ...............          --          --             --            --             --
  Net loss ..............................................          --          --             --            --             --
                                                           ----------    --------      ---------      --------     ----------
BALANCES, December 31, 2002 .............................  44,301,641    $    443      $ 310,073      $ (6,261)    $        -
                                                           ==========    ========      ========       ========     ==========

                                                                          Accumulated
                                                                             Other
                                                                          Comprehensive
                                                              Loans          Loss-
                                                            Receivable     Cumulative                         Total
                                                              From        Translation      Accumulated     Stockholders'
                                                            Employees      Adjustment        Deficit         Equity
                                                            ----------    -------------    ------------    ------------
BALANCES, December 31, 1999 .............................   $  (1,086)    $        171     $ (30,461)      $    40,007
  Issuance of common stock for cash, $28.50 per share,
     net of issuance costs ..............................          --               --           --            225,838
  Exercise of stock options, net ........................          --               --           --              4,749
  Income tax benefit from stock options exercised .......          --               --           --                915
  Capital contribution from forgiveness of interest
     by related party ...................................          --               --           --                845
  Deferred compensation related to stock options ........          --               --           --                206
  Amortization of deferred compensation related
  to stock options ......................................          --               --           --                592
  Loans receivable from employees .......................      (1,188)              --           --             (1,188)
  Repayment of employee loans ...........................       1,832               --           --              1,832
  Foreign currency translation adjustment ...............          --               25           --                 25
  Net loss ..............................................          --               --        (1,047)           (1,047)
                                                            ---------     ------------     ---------       -----------
BALANCES, December 31, 2000 .............................   $    (442)    $        196     $ (31,508)      $   272,774
  Exercise of stock options, net ........................          --               --           --              2,934
  Issuance of common stock for acquisition ..............          --               --           --              1,818
  Repurchase of 80,000 shares of common stock at cost ...          --               --           --             (1,009)
  Capital contribution from forgiveness of
  interest by related party .............................          --               --           --                556
  Cancelled stock options ...............................          --               --           --                 --
  Amortization of deferred compensation related to stock
     options ............................................          --               --           --                137
  Stock option compensation to non-employees ............          --               --           --                278
  Repayment of employee loans ...........................         442               --           --                442
  Foreign currency translation adjustment ...............          --             (112)          --               (112)
  Net loss ..............................................          --               --       (21,377)          (21,377)
                                                            ---------     ------------     ---------       -----------
BALANCES, December 31, 2001 .............................   $      --     $         84     $ (52,885)      $   256,441
  Exercise of stock options, net ........................          --               --           --                372
  Repurchase of 474,700 shares of common stock at cost ..          --               --           --             (5,252)
  Amortization of deferred compensation related to stock
     options ............................................          --               --           --                 83
  Stock option compensation to non-employees ............          --               --           --               (190)
  Foreign currency translation adjustment ...............          --               84           --                 84
  Net loss ..............................................          --               --       (26,022)          (26,022)
                                                            ---------     ------------     ---------       -----------
BALANCES, December 31, 2002 .............................   $      --     $        168     $ (78,907)      $   225,516
                                                            =========     ============     =========       ===========

   The accompanying notes are an integral part of these consolidated financial statements

                          TANOX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                           For the Year Ended December 31,
                                                                              -----------------------------------------------------
                                                                                   2002               2001                2000
                                                                              -------------       -------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .............................................................    $     (26,022)      $     (21,377)     $      (1,047)
    Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities -
        Depreciation and amortization ....................................            2,057               1,585              1,173
        Interest expense forgiven by related party .......................               --                 556                845
        Impairment of available-for-sale investment ......................              784                  --                 --
        Restructuring charge .............................................             (268)              1,664                 --
        Compensation expense related to stock options ....................             (107)                415                798
        Non-cash income tax provision ....................................               --                  --                915
        In-process research and development ..............................               --               1,066                 --
        Other, net .......................................................               68                  --                 --
        Changes in operating assets and liabilities -
            Decrease (increase) in receivables and other
                operating assets .........................................             (270)              1,260             (4,444)
            Increase (decrease) in current liabilities ...................             (129)              2,755              2,883
                                                                              -------------       -------------      -------------
                Net cash provided by (used in) operating activities ......          (23,887)            (12,076)             1,123
                                                                              -------------       -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of investments ..............................................         (161,011)            (79,349)          (559,645)
    Maturity of investments ..............................................           72,231             207,787            316,001
    Purchases of property and equipment ..................................           (9,657)             (4,998)            (2,740)
    Restricted cash ......................................................           (4,795)                 --                 --
    Decrease (increase) in other assets ..................................               --                  --               (973)
                                                                              -------------       -------------      -------------
                Net cash provided by (used in) investing activities ......         (103,232)            123,440           (247,357)
                                                                              -------------       -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock ...............................              372               2,934            230,587
    Repayments of employee loans, net ....................................               --                 442                644
    Proceeds from note payable ...........................................            5,000                  --                 --
    Purchase of treasury stock ...........................................           (5,252)             (1,009)                --
                                                                              -------------       -------------      -------------
                Net cash provided by financing activities ................              120               2,367            231,231
                                                                              -------------       -------------      -------------

IMPACT OF EXCHANGE RATES ON CASH .........................................               84                (112)                25
                                                                              -------------       -------------      -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................         (126,915)            113,619            (14,978)
CASH AND CASH EQUIVALENTS, beginning of year .............................          142,883              29,264             44,242
                                                                              -------------       -------------      -------------
CASH AND CASH EQUIVALENTS, end of year ...................................    $      15,968       $     142,883      $      29,264
                                                                              =============       =============      =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Non-cash investing and financing activities -
        Capital contribution from forgiveness of interest by a
                related party ............................................               --                 556                845
        Common stock issued for acquisition ..............................               --               1,818                 --
        Retirement of property and equipment .............................              874                  --                 --


  The accompanying notes are an integral part of these consolidated financial statements.

                        Tanox, Inc. and Subsidiaries
                   Notes to consolidated Financial Statements


1.  ORGANIZATION, BUSINESS AND RISK FACTORS:

         Tanox, Inc. (Tanox) is a biotechnology company that discovers and develops therapeutic monoclonal antibodies to address significant unmet medical needs in the areas of asthma, allergy, inflammation and other diseases affecting the human immune system. Tanox was formerly known as Tanox Biosystems, Inc. and was incorporated as a Texas corporation on March 19, 1986. Tanox was reincorporated in January 2000 as a Delaware corporation.

         Tanox engages in research and development activities which involve a high degree of risk and uncertainty. Tanox has not yet generated any revenues from product sales, nor is there any assurance of future revenues from product sales. The ability of Tanox to successfully develop, manufacture and market its products is dependent upon many factors. These factors could include, but are not limited to, the need for additional financing, the resolution of ongoing legal proceedings and the ability to develop or obtain manufacturing, sales and marketing capabilities or collaborative arrangements. Additional factors could include uncertainties as to patents and proprietary technologies, efficacy and safety of its products, competition, governmental regulations and regulatory approval.

         Tanox entered into a development and licensing agreement with the predecessor to Novartis Pharma AG (Novartis) in May 1990, in which Tanox and Novartis agreed to jointly develop, produce and market certain products for IgE-mediated diseases, including asthma and allergy. Tanox received an initial payment upon signing the agreement and has received additional milestone payments and reimbursement of designated expenses. Under separate agreements, Novartis purchased 6,373,732 shares of Tanox common stock and loaned Tanox $10 million for the construction of a pilot manufacturing facility. Because the $10 million loan is still outstanding and the shares owned by Novartis represent approximately 14.4% of Tanox's outstanding common stock at December 31, 2002, Novartis is considered a related party in Tanox's financial statements.

         Tanox, Novartis and Genentech entered into a binding agreement-in-principle (Three-Party Collaboration) in July 1996 to combine their existing anti-IgE antibody programs into a cooperative effort to develop and commercialize selected anti-IgE antibodies. Xolair, whose therapeutic effects have been validated in clinical trials in patients suffering from allergic asthma, hay fever and perennial allergic rhinitis, is Tanox's most advanced product in development and is being developed under the Three-Party Collaboration agreement. In June 2002, Xolair was approved for treating adults and adolescents with moderate allergic asthma in Australia. Genentech submitted an amendment to the BLA for Xolair to the U.S. FDA in December 2002. Tanox has received and will receive additional milestone payments upon the occurrence of specified subsequent events, and royalty payments on net sales of Xolair pursuant to the Three-Party Collaboration.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Tanox and its wholly owned subsidiaries, Tanox Pharma International, Inc., Tanox Pharma B.V. and TanAsia Pharma, Ltd. Intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally

                       Tanox, Inc. and Subsidiaries
            Notes to consolidated Financial Statements - (Continued)


accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.

Revenue Recognition

         Revenues from development agreements which include rights to license and sublicense Tanox's technology or product rights are recognized when contract terms are completed. Revenues from development agreements also include payments for milestone achievements and sponsored research. Milestone payments are received under best efforts contracts, are not refundable and are recognized when the milestones are achieved and there are no remaining performance obligations. Revenues for sponsored research are recognized as Tanox completes its obligations related to such research. Any revenue contingent upon future performance is deferred and recognized as the performance is completed.

         Under the Three-Party Collaboration agreements described in Note 1, Tanox recognized revenues of $12.0 million during 2000 for milestone payments. No revenues were recognized in 2002 or 2001 under the Three-Party Collaboration.

Cash, Cash Equivalents, Short-term and Long-term Investments

         Cash and cash equivalents consist of all highly-liquid investments with original maturities of three months or less. Management determines the appropriate classification of its cash equivalents, short-term investments and long-term investments at the time of purchase. Investments consist of investment grade corporate bonds, commercial paper, assets-backed securities, and government agency securities with maturities of less than two years from the balance sheet date. All investments are classified as held-to-maturity and carried at amortized cost in the accompanying financial statements with the exception of one available-for-sale investment, which is stated at fair value based on the quoted market price of the security. Unrealized gains and losses on available-for-sale securities are reported as other comprehensive income (loss), which is a separate component of stockholders' equity. At December 31, 2002, the carrying value of the Company's available-for-sale security approximated fair value, and accordingly there was no unrealized gain or loss.

Restricted Cash and Investments

         Tanox is required to maintain restricted cash or investments to collateralize borrowings under Tanox's line of credit and its irrevocable letter of credit. Additionally, Tanox has cash deposited with the District Court in connection with the pending appeal of an unfavorable arbitration award (see Note
12). As of December 31, 2002, Tanox had restricted cash and investments of $14.4 million.

Fair Value of Financial Instruments

         Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents and short-term investments approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the Company's debt obligations approximates fair value.

                       Tanox, Inc. and Subsidiaries
            Notes to consolidated Financial Statements - (Continued)


Concentration of Credit Risk

         Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents and investments in marketable securities. Cash equivalents and marketable securities consist of money market funds, taxable commercial paper, corporate bonds with high credit quality and U.S. government agency obligations. All cash, cash equivalents and marketable securities are maintained with financial institutions that management believes are creditworthy. The Company's investment policy, approved by the Board of Directors, limits the amount the Company may invest in any one type of investment, thereby reducing credit risk concentrations.

Property and Equipment

         Property and equipment is carried at cost and depreciated on a straight-line basis over the estimated useful economic lives of the assets or, in the case of leasehold improvements, over the remaining term of the lease. The estimated useful lives used in computing depreciation are 3 to 7 years for laboratory and office equipment, 5 to 7 years for furniture and fixtures, the lesser of 9 years or the remaining lease term for leasehold improvements and 20 years for building and improvements. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in other income/expenses. Maintenance and repairs are charged to expense when incurred.

Impairment of Long-Lived Assets

         Management periodically reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset is greater than its undiscounted future operating cash flow, an impairment loss would be recognized.

Other Assets

         At December 31, 2001, other assets included a $1.0 million investment in a privately held biotechnology company, which management believed approximated the fair market value at that time. In March 2002, the privately held company merged with a public company, and the equity investment was reclassified to an available-for-sale investment and carried at fair market value. At December 31, 2002, the fair market value of this investment was $216,000 and was included in short-term investments.

Research and Development

         Research and development costs, including incidental patent costs, are expensed as incurred. Research and development costs include estimates for clinical trial costs, which are based on patient enrollment and clinical trial progress. Actual costs may differ from estimates.

Income Taxes

         Tanox accounts for income taxes using the liability method prescribed by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under this method, deferred income tax assets and liabilities reflect the impact of temporary differences between the financial accounting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                       Tanox, Inc. and Subsidiaries
            Notes to consolidated Financial Statements - (Continued)


Foreign Currency Transactions and Translations

         The balance sheet accounts of Tanox's foreign subsidiaries are translated into U.S. dollars at exchange rates in effect on reporting dates. Foreign currency translation adjustments are reflected in other comprehensive loss. Income statement items are translated at average exchange rates in effect during the financial statement period. Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are classified as other income /expenses.

Loss Per Share

         SFAS No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as basic EPS, except that diluted EPS reflects the potential dilution that would occur if outstanding options and warrants were exercised. Tanox incurred net losses for the years ended December 31, 2002, 2001 and 2000; therefore, all options outstanding for each of the years were excluded from the computation of diluted EPS because they would have been antidilutive (see Note 11).

Segment Information

         The Company currently operates in one business segment, that being the development and commercialization of novel antibody drugs. The Company is managed and operated as one business. The entire business is comprehensively managed by a single management team that reports to the Chief Executive Officer. The Company does not operate separate lines of business or separate business entities with respect to its products or product candidates. Accordingly, the Company does not accumulate discrete financial information with respect to separate product areas and does not have separately reportable segments as defined by SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."

Stock-Based Compensation

         As further discussed in Note 11, Tanox has four stock-based compensation plans, which are accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations." Under the intrinsic value method described in APB Opinion No. 25, no compensation expense is recognized if the exercise price of the employee stock option equals the market price of the underlying stock on the date of grant. Tanox recognized $83,000, $137,000 and $592,000 of stock-based compensation during the years ended December 31, 2002, 2001 and 2000, respectively, which was primarily related to the grant of options to its Scientific Advisory Board members.

                       Tanox, Inc. and Subsidiaries
            Notes to consolidated Financial Statements - (Continued)


         Assuming the compensation cost for the stock option plans had been determined pursuant to the fair value method under SFAS No. 123 "Accounting for Stock Based Compensation," Tanox's pro forma net loss would have been as follows (in thousands, except per share data):

                                                             Year ended December 31,
                                               --------------------------------------------------
                                                    2002              2001              2000
                                               --------------    --------------    --------------
      Net loss -
           As reported ....................    $     (26,022)    $     (21,377)    $      (1,047)
           Stock option compensation
               expense ....................           (4,745)           (4,709)           (1,275)
                                               -------------     -------------     -------------
           Pro forma net loss .............    $     (30,767)    $     (26,086)    $      (2,322)
                                               =============     =============     =============

      Loss per share - Basic and diluted
           As reported ....................    $      (0.59)     $      (0.49)     $       (0.03)
           Pro forma ......................    $      (0.70)     $      (0.59)     $       (0.06)


Recent Accounting Pronouncements

         In December 2002, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized in the period in which the liability is incurred. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 will not have a material impact on Tanox's result of operations and financial position.

         In December 2002, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based accounting for employee compensation and the effect of the method used on reported results. Tanox is currently evaluating whether to adopt the fair value based method. The additional disclosures required under SFAS No. 148 are effective for the fiscal year ending after December 15, 2002, and have been provided in Note 2.

Reclassification and Conforming Disclosures

         In the accompanying balance sheet as of December 31, 2001, Tanox has reclassified the amount of accounts payable into a separate line item to conform with the current year presentation. Further, Tanox included disclosures at December 31, 2001 in a table in Note 3 to conform the prior year information to the current year presentation.

                       Tanox, Inc. and Subsidiaries
            Notes to consolidated Financial Statements - (Continued)


3.  INVESTMENTS:

Short-term and long-term investments at December 31, 2002 consist of the following (in thousands):

                                                                      Gross           Gross
                                                      Book          Unrealized      Unrealized     Estimated Fair
                                                      Value            Gain            Loss            Value
                                                  ------------     -----------    -------------    ---------------
Negotiable CD's:
     Greater than 1 Year and less than 2 Years    $      3,130     $        20    $         --       $     3,150
Commercial Paper:
     One Year or less                                    7,882               3              --             7,885
Asset-Backed Securities:
     One Year or less                                    4,171              51              --             4,222
     Greater than 1 Year and less than 2 Years           2,454              50              --             2,504
Government/Agency Securities:
     One Year or less                                   16,855              52              --            16,907
     Greater than 1 Year and less than 2 Years          51,100             927              --            52,027
Corporate Securities:
     One Year or less                                   84,516             581              (5)           85,092
     Greater than 1 Year and less than 2 Years          36,903             568              (2)           37,469
                                                  ------------     -----------    ------------       -----------
Total Securities held to maturity                      207,011           2,252              (7)          209,256
Available-for-sale security                                216              --              --               216
                                                  ------------     -----------    ------------       -----------
Total short- and long-term investments at
    December 31, 2002                             $    207,227     $     2,252    $         (7)      $   209,472
                                                  ============     ===========    =============      ===========

         During 2002, we sold two corporate securities with a total book value of $2.5 million prior to their stated maturity for a net gain of $12,000, which is included in interest income on the consolidated statement of operations. The decision to sell these securities was based upon the decline in the credit rating of such securities, which no longer conformed to our investment policy.

Short-term and long-term investments at December 31, 2001 consist of the following (in thousands):

                                                                      Gross             Gross            Estimated
                                                      Book          Unrealized        Unrealized           Fair
                                                      Value            Gain              Loss              Value
                                                  ------------     -----------       ------------       -----------
Asset-Backed Securities:
     One Year or less                             $     15,156     $       144       $         --       $    15,300
     Greater than 1 Year and less than 3 Years           3,226               1                 (3)            3,224
Corporate Securities:
     One Year or less                                   47,564             570                 --            48,134
     Greater than 1 Year and less than 3 Years          52,273             209               (284)           52,198
                                                  ------------     -----------       ------------       -----------
Total securities held to maturity at
    December 31, 2001                             $    118,219     $       924       $       (287)      $   118,856
                                                  ============     ==============    ==============     ===========

4.  ACQUISITION OF TANOX PHARMA B.V.:

         In March 1998, Tanox acquired the common stock of Tanox Pharma B.V. (formerly PanGenetics B.V.), a biotechnology company located in Amsterdam, The Netherlands. Tanox recorded the transaction for accounting purposes as a purchase, and the consolidated financial statements include the operations of

                       Tanox, Inc. and Subsidiaries
            Notes to consolidated Financial Statements - (Continued)


Tanox Pharma B.V. subsequent to the acquisition date through June 30, 2001, when the Amsterdam facility was closed (see Note 5 below.) Under the terms of the agreement, Tanox purchased Tanox Pharma B.V. for an initial cash payment of $508,000 and 226,409 shares of common stock, valued at $11.25 per share, for a total initial consideration of $3.1 million. In addition, Tanox agreed to pay future consideration, in two installments, upon occurrence of specified future events. These events include originating at least three additional research projects within a three-year period, retaining the services of two individuals for 36 months and maintaining a certain level of government grants and subsidies. Any additional consideration would be paid to all former shareholders in proportion to their ownership at the acquisition date. In September 1999, Tanox made the second installment payment of $333,000 in cash and 242,075 shares of common stock valued at $12.50 per share, for a total additional consideration of $3.4 million.

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

5.  RESTRUCTURING CHARGE:

         In connection with a periodic review and assessment of its research programs, Tanox made the decision to streamline its research activities and to consolidate the Dutch and U.S. research operations into a single site at the Company's headquarters in Houston. In June 2001, management approved a formal restructuring plan (the Plan) to close Tanox's research facility in Amsterdam. Tanox recorded a restructuring charge for the Plan of $3.9 million or $0.09 per share in June 2001, which includes a restructuring accrual for cash expenses of $2.2 million and non-cash charges of $1.7 million for impairment of goodwill and write-down of assets.

         The Plan's activity, as it relates to cash expenses for the year ended December 31, 2002, was as follows (in thousands):

                                        Balance at           Estimate                          Balance at
                                    December 31, 2001        Revision        Amount Paid    December 31, 2002
                                    -----------------     -------------    --------------   -----------------
Severance and related costs .....   $             300     $          51    $        (159)   $             192
Termination of government
    grants and subsidies ........                 646              (246)            (400)                   -
Termination of leases and
    research agreements .........                 444               (22)            (422)                   -
Other exit costs ................                 294               (51)            (142)                 101
                                    -----------------     -------------    -------------    -----------------
        Total ...................   $           1,684     $        (268)   $      (1,123)   $             293
                                    =================     =============    =============    =================

         Included in the restructuring charge were incremental costs to terminate 17 employees and exit licensing, research and office lease arrangements. As of December 31, 2001, all employees had been terminated.

         The Company expects to substantially complete the Plan by April 30, 2003. The remainder of the accrual represents management's best estimate of identifiable and quantifiable costs that the Company will incur as a result of the Plan. The actual expenses may differ from the estimates, and any adjustments

                          Tanox, Inc. and Subsidiaries
            Notes to consolidated Financial Statements - (Continued)


will be reflected in future results.


6.  ACCRUED LIABILITIES:

         Accrued liabilities at December 31, 2002 and 2001, consist of the following (in thousands):

                                                                      2002          2001
                                                                  -----------    -----------
         Accrued payroll ...................................      $       743    $       547
         Accrued vacation ..................................              309            370
         Accrued taxes .....................................              785            400

         Accrued restructuring .............................              293          1,684
         Accrued legal and professional fees ...............            1,582            590
         Accrued clinical trial costs ......................              339          1,463

         Accrued litigation related liabilities ............              653             --
         Other .............................................              806            512
                                                                  -----------    -----------
                                                                  $     5,510    $     5,566
                                                                  ===========    ===========

         See Notes 12 and 5, respectively, for a discussion of the accrued arbitration award and the accrued restructuring as of December 31, 2002.

7.  NOTES PAYABLE:

         Note Payable to Bank. Tanox borrowed $5.0 million in September 2002 from a bank under a $16.0 million Revolving Line of Credit Note Agreement. Under the term of the Agreement, Tanox may secure advances up to the aggregate principal amount of $16.0 million, the proceeds of which can be used to finance the purchase of property, plant and equipment, as well as working capital requirements. The outstanding balance is payable in full on September 27, 2006, and advances bear interest at the lesser of the Prime Rate or LIBOR plus 1%, which at December 31, 2002 was 2.5%. The Note is collateralized with cash and investments equal to or greater than 100% of the outstanding principal balance of the Note.

         Note Payable to Related Party. Novartis loaned Tanox $10.0 million pursuant to the agreement discussed in Note 1 to finance a pilot manufacturing facility. The loan bears interest at LIBOR plus 2%, which at December 31, 2002 and 2001 was 3.5% and 5.6%, respectively. Tanox has pledged all of the assets of the pilot manufacturing facility as security for the loan. Subject to modifications agreed to in principle concurrent with formation of the Three-Party Collaboration, the principal and future interest payments may be partially or totally forgiven by Novartis based on the future use of the facility. Through December 31, 2001, Novartis has agreed to forgive interest on the loan. For the years ended December 31, 2001 and 2000, the interest forgiven by Novartis of $556,000 and $845,000, respectively, has been recorded as interest expense and a capital contribution. For the year ended December 31, 2002, Tanox has a liability of $373,000 for accrued interest expense. Tanox will be obligated to make interest and principal payments on the loan in amounts equal to 75% of net cash flow from the facility. If the net cash flow payments during the ten years following the date the facility first becomes operational are not sufficient to repay the principal and accrued interest on the loan, Novartis has agreed to forgive the remaining principal and accrued interest.

                          Tanox, Inc. and Subsidiaries
            Notes to consolidated Financial Statements - (Continued)


8. LICENSE AGREEMENT WITH PROTEIN DESIGN LABS, INC.:

         During March 2000, Tanox entered into an agreement with Protein Design Labs, Inc. (PDL) to acquire the right to secure non-exclusive licenses to patents and patent applications owned by PDL for up to four of the Company's antibodies. Under the agreement, Tanox paid an initial fee to PDL of $2.5 million. Tanox also agreed to pay $1.0 million per antibody, plus maintenance fees, to PDL if Tanox exercises its option to acquire the license. In addition, Tanox agreed to pay royalties on future sales if a product using the PDL technology is successfully commercialized. During the first quarter of 2000, Tanox recorded a research and development expense of $2.5 million, representing the cost of the initial option payment. Tanox has not exercised its option related to this agreement.

9.  INCOME TAXES:

         Tanox's pretax income (loss) consists of the following (in thousands):

                                    2002              2001            2000
                               -------------     -------------    ------------
      U.S. .................   $    (20,084)     $    (24,451)    $     5,742
      Foreign ..............         (5,938)            3,074          (5,874)
                               ------------      ------------     -----------
                               $    (26,022)     $    (21,377)    $      (132)
                               ============      ============     ===========


         The components of the provision for income taxes are as follows (in thousands):

                                    2002              2001            2000
                               -------------     -------------    ------------
      Current ..............   $          --     $          --    $       915
      Deferred .............              --                --             --
                               -------------     -------------    -----------
                               $          --     $          --    $       915
                               =============     =============   ============

         For 2002, 2001 and 2000 the effective income tax provision varied from that computed at the statutory federal income tax rate of 35% primarily due to an increase in the valuation allowance and nondeductible foreign losses.

                          Tanox, Inc. and Subsidiaries
            Notes to consolidated Financial Statements - (Continued)

         Significant components of Tanox's deferred tax assets at December 31 are as follows (in thousands):

                                                                         2002           2001
                                                                     -----------    -----------
       Federal NOL carryforwards ................................    $   26,085     $   19,482
       In-process research and development ......................         1,335          1,335
       Foreign NOL carryforwards ................................         4,490          2,412
       Deferred compensation related to stock options ...........         2,268          2,268
       Research and development tax credit ......................         2,824          1,713
       Alternative minimum tax credit ...........................            20            248
       Accruals not currently deductible ........................         2,254          1,550
       Capitalized research .....................................           875            875
       Other, net ...............................................           213            223
                                                                     ----------     ----------
            Total deferred tax assets ...........................        40,364         30,106
       Differences in book and tax depreciation .................          (587)          (474)
       Deferred tax valuation allowance .........................       (39,777)       (29,632)
                                                                     ----------     ----------
            Net deferred taxes ..................................    $       --     $       --
                                                                     ==========     ==========

         At December 31, 2002, Tanox had federal regular tax NOL carryforwards and alternative minimum tax NOL carryforwards of approximately $74.5 million and $82.2 million, respectively, which will begin to expire in 2019. Tanox also had a foreign NOL carryforward of approximately $12.8 million which will be available to offset the separate company taxable income of certain foreign subsidiaries. Additionally, Tanox has an unused U.S. research and development tax credit carryforward at December 31, 2002, of approximately $2.8 million, which began to expire in 2002. Tanox also has alternative minimum tax credit carryforwards of approximately $20,000 as of December 31, 2002. As Tanox has incurred cumulative losses to date and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the net deferred tax asset at December 31, 2002 and 2001. Tanox's valuation allowance increased to $39.7 million at December 31, 2002, from $29.6 million at December 31, 2001, primarily due to Tanox's increase in NOL carryforwards. Approximately $13.1 million of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred compensation expense.

10. LEASE OBLIGATIONS:

         Tanox leases office equipment and office space (for its corporate headquarters) under non-cancelable operating leases. These leases expire at various dates through March 2004. Future minimum lease obligations under non-cancelable leases at December 31, 2002, are as follows (in thousands):

  Year ending December 31-
                 2003 .......................................   $       307
                 2004 .......................................           195
                                                                -----------
                       Total ................................   $       502
                                                                ===========

                          Tanox, Inc. and Subsidiaries
            Notes to consolidated Financial Statements - (Continued)


         Tanox incurred rent expense of $598,000, $572,000 and $425,000 in 2002, 2001 and 2000, respectively. In September 2002, Tanox purchased the 43,560 square feet research and pilot manufacturing facility it had previously leased.

11.  CAPITAL STOCK:

Preferred Stock

         Tanox is authorized to issue up to 10,000,000 shares of $.01 par value preferred stock. The board of directors has the authority to issue these shares in one or more series and to establish the rights, preferences and dividends for the shares. No shares of preferred stock have been issued.

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

Treasury Stock

         In September 2001, the board of directors of Tanox authorized the repurchase, at management's discretion, of up to $4.0 million of Tanox common stock. In June 2002, the board authorized the purchase of an additional $3.0 million pursuant to the stock repurchase program. As of December 31, 2002, the Company has purchased a total of 554,700 shares at an aggregate cost of $6.3 million. The average repurchased share price was $11.29.

Stock Options

         In 1987, Tanox established the 1987 Stock Option Plan (the 1987 Plan) covering key employees, officers and directors of Tanox. Under the terms of the 1987 Plan, as amended, the number of shares of common stock eligible for issuance was 4,320,000. Options issued under the 1987 Plan were generally granted at a purchase price equal to the fair market value at the date of grant and are generally exercisable beginning two years after the date of grant for 40% of the shares, with the balance to become exercisable cumulatively in three installments of 20% each year thereafter. Options expire ten years after the date of

                          Tanox, Inc. and Subsidiaries
            Notes to consolidated Financial Statements - (Continued)


grant. At December 31, 2002, options to purchase 341,760 shares of common stock were outstanding under the 1987 Plan. The 1987 Plan expired June 24, 1997, and no more shares may be granted under this plan.

         Tanox established the 1997 Stock Plan (the 1997 Plan) in November 1997. Under the terms of the 1997 Plan, Tanox may grant options to purchase up to 8,000,000 shares of common stock to employees, directors, advisors and consultants. The 1997 Plan also provides for several types of grants including incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, stock purchases and performance units. Incentive stock options provide the right to purchase common stock at a price not less than 100% of the fair value of common stock on the date of the grant. Non-qualified stock options provide the right to purchase common stock at a price not less than 50% of the fair value of the common stock on the date of the grant. The options granted under the 1997 Plan generally expire ten years after date of grant and are generally completely exercisable five years after the grant date. At December 31, 2002, options to purchase 1,563,999 shares of common stock were outstanding under the 1997 Plan, and 6,108,530 shares were available for future grants. The 1997 Plan will expire on October 31, 2007.

         In January 1992, Tanox established the 1992 Non-Employee Directors Stock Options Plan (the 1992 Directors Plan) and reserved 480,000 shares of common stock for issuance upon the exercise of options granted pursuant to the 1992 Directors Plan. Unless otherwise provided, options granted under the 1992 Directors Plan will vest one-third annually from the date of grant. The exercise price of the options granted will be determined by a committee appointed by Tanox's board of directors. At December 31, 2002, options to purchase 127,800 shares of common stock were outstanding under the 1992 Directors Plan. The 1992 Directors Plan expired on January 10, 2002, and no more shares may be granted under this plan.

         In February 2000, Tanox established the 2000 Non-Employee Directors' Stock Option Plan (the 2000 Directors Plan) and reserved 500,000 shares of common stock for issuance under the plan. Under the original Plan, non-employee directors joining the board after April 6, 2000, automatically received a stock option to purchase 15,000 shares upon initial election or appointment. Each such director also received a stock option to purchase an additional 5,000 shares upon their re-election to the board. The 2000 Directors Plan was amended in May 2001. As amended, the plan provides that non-employee directors joining the board after May 31, 2001, automatically receive an option to purchase an equivalent number of shares of common stock having a Black-Scholes model value of $200,000. Non-employee directors also receive, immediately following any annual meeting of stockholders at which directors are elected (beginning with the 2002 annual meeting), an option to purchase an equivalent number of shares of common stock having a Black-Scholes model value of $80,000, provided that the director did not receive an initial grant under the plan within the prior six months. All grants under the 2000 Directors Plan have a term of ten years, are issued at fair market value and vest 1/36 per month from the date of grant over three years. At December 31, 2002, options to purchase 44,200 shares of common stock were outstanding under the 2000 Directors Plan, and 455,800 shares were available for future grants.

         In addition to the plans discussed above, Tanox had entered into various stock option agreements with certain outside consultants and advisors. At December 31, 2002, no options were outstanding under such agreements.

                          Tanox, Inc. and Subsidiaries
            Notes to consolidated Financial Statements - (Continued)


Reserved Shares

         The Company has reserved shares of common stock for future issuance of stock options under plans, all of which have been approved by stockholders, as follows at December 31, 2002:

                      Outstanding options                       2,077,759
                      Reserved for future grants                6,591,330
                                                              -----------
                                                                8,669,089
                                                              ===========

         The following table summarizes stock option transactions since December 31, 1999:

                                                       Number of                           Weighted Average
                                                        Shares          Exercise Price      Exercise Price
                                                    --------------    -----------------    ----------------
     Outstanding, December 31, 1999 ...........         3,183,920     $   0.21 - 12.50     $        4.39
          Granted .............................           686,500        12.50 - 48.00             36.14
          Exercised ...........................        (1,720,742)        0.21 - 12.50              2.86
          Canceled ............................          (169,041)        7.50 - 12.50              8.52
                                                    -------------     ----------------     -------------
     Outstanding, December 31, 2000 ...........         1,980,637         0.63 - 48.00             16.38
          Granted .............................           750,800        12.74 - 36.31             22.25
          Exercised ...........................          (492,128)        0.63 - 12.50              5.96
          Canceled ............................          (226,713)        3.75 - 38.50              9.59
                                                    -------------     ----------------     -------------
     Outstanding, December 31, 2001 ...........         2,012,596         0.83 - 48.00             21.88
          Granted .............................           751,675         9.54 - 18.50             13.34
          Exercised ...........................          (145,040)        0.83 - 12.50              2.38
          Canceled ............................          (541,472)       11.53 - 31.55             28.52
                                                    -------------     ----------------     -------------
     Outstanding, December 31, 2002 ...........         2,077,759         1.04 - 48.00             18.42
                                                    =============    =================     =============
     Exercisable, December 31, 2002 ...........           757,981     $   1.04 - 48.00     $       15.78
                                                    =============    =================     =============

       The following table summarizes information about fixed-price stock options outstanding at December 31, 2002:

                                            Options Outstanding at                       Options Exercisable at
                                              December 31, 2002                            December 31, 2002
                              --------------------------------------------------    ------------------------------
                                                   Weighted                             No. of
                                  No. of            Average          Weighted           Shares           Weighted
                                  Shares           Remaining          Average         Subject to         Average
                                Subject to        Contractual        Exercise         Exercisable        Exercise
Range of Exercise Prices          Options        Life(in Yrs)          Price            Options           Price
------------------------      -------------    ----------------   --------------    --------------    -------------
$ 0.83 -  9.60 .........            450,320          4.0              $   6.28            439,240        $   6.23
$ 9.60 - 19.20 .........          1,112,091          8.1                 13.98            129,239           14.50
$19.20 - 28.80 .........             60,348          4.7                 24.18             27,183           25.48
$28.80 - 38.40 .........            258,000          7.6                 35.93             79,520           35.69
$38.40 - 48.00 .........            197,000          6.9                 46.47             82,799           46.09
                              -------------                                         --------------
                                  2,077,759          7.0                 18.42            757,981           15.78
                              =============                                         ==============

         Tanox follows SFAS No. 123, which requires a fair value based method of accounting for employee stock options or allows an entity to continue to account for its employee stock options using the intrinsic value based method of accounting prescribed by APB No. 25. SFAS No. 123 requires Tanox to disclose the income statement effect of the alternative fair value method assuming Tanox was required to record compensation expense for stock options equal to the assumed fair value on the grant date.

                          Tanox, Inc. and Subsidiaries
            Notes to consolidated Financial Statements - (Continued)


         Tanox uses APB No. 25, and recognizes as compensation expense the excess of the estimated fair value of the common stock issuable upon exercise of such options over the aggregate exercise price of such options on the measurement date. This compensation expense is amortized over the vesting period of each option. Amortization expense for such options, net of reversals for terminations, was $83,000, $137,000 and $592,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

         The proforma information regarding net loss required by SFAS No. 123 has been included in Note 2. The fair value of each option grant is estimated using the Black-Scholes option-pricing model. The Black-Scholes model uses grant prices, as stated in the option agreements, market price as established by stock sales and deemed market prices established by the Compensation Committee of Tanox's board of directors prior to Tanox's initial public offering (IPO) and fair market value established by closing prices on the Nasdaq Stock Market following the IPO. The following assumptions were used in the Black-Scholes option-pricing model:

                                                 2002       2001         2000
                                              ---------  ---------    ----------
      Expected dividend yield .............      --         --            --
      Expected price volatility ...........     80.0%      51.0%         46.0%
      Risk-free interest rate .............     2.21%      3.00%         4.25%
      Expected life of option .............    4 years    5 years      5 years
      Expected turnover ...................     7.0%       5.0%          2.0%


         The number and weighted average fair value of options granted in 2002, 2001 and 2000 is as follows:

                                                  2002                      2001                     2000
                                        -----------------------    ---------------------    ---------------------
                                                     Weighted                 Weighted                 Weighted
                                                      Average                 Average                   Average
                                          Shares    Fair Value      Shares    Fair Value     Shares    Fair Value
                                        ---------   -----------    --------  -----------    --------  -----------
Option exercise price equals
fair market value ..................     727,025    $     13.26     727,972  $     10.59    627,000   $     17.43
Option exercise price greater
than fair market value .............       7,500          11.05      22,828         7.83        --            --
Option exercise price less than
fair market value ..................      17,150    $     17.41          --         --       59,500         17.65

         In April 1999, Tanox loaned 12 employees approximately $1,086,000, payable in full by September 2001, to enable the employees to exercise options to purchase 1,738,320 shares of Tanox common stock. In March 2000, Tanox loaned an additional $1,188,000, payable in full by September 2001, to eight of the employees to enable them to pay federal income tax associated with the 1999 exercise of stock options. At December 31, 2001, the loans were paid in full.

                          Tanox, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

12.  COMMITMENTS AND CONTINGENCIES

Arbitrations and Litigation

     Tanox is currently engaged in litigation and arbitration relating to a fee dispute with the law firms that represented Tanox in a lawsuit with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award in 1999 entitling the attorneys to receive (i) approximately $3.5 million, including interest, (ii) payments ranging from 33-1/3% to 40% of the future payments that Tanox may receive from Genentech following product approval and
(iii) 10% of the royalties that Tanox may receive on sales of anti-IgE products. Tanox sought a court order vacating this arbitration award. However, a judgment was entered confirming the award, and, in August 2002, the Texas Court of Appeals for the 14th District in Houston affirmed the District Court's order. Tanox intends to pursue all available remedies, including appealing the decision to the Texas Supreme Court. If Tanox is ultimately required to pay all or part of the award to the attorneys, Tanox's future revenues, results of operations, cash flow and financial condition could be materially adversely affected. During the appeals process, Tanox is required to post a bond or place amounts in escrow to secure payment of the award. Tanox posted a $4.1 million supersedeas bond with the court to continue the appeals process and to secure payment of the award. In July 2002, the Company executed an irrevocable letter of credit (LOC) with a bank for the posted bond, which is collateralized with long term investments held at the bank. On September 27, 2002, the Company requested that the Court accept a cash deposit in lieu of the supersedeas bond and deposited $4.1 million with the District Court to be maintained in an interest-bearing custodial account pending the final outcome of the litigation. Once the bond is released by the Court, it and the related LOC will be cancelled and any unearned fees will be returned to the Company.

     Tanox is also engaged in a dispute with Novartis and Genentech over matters relating to the collaborative agreements, including Tanox's right to independently develop TNX-901. Following a favorable summary judgment from a Federal district court regarding certain key issues in the dispute, Tanox and Novartis returned to arbitration as instructed by the district court. In October 2002, the arbitration panel ruled that Tanox does not have the right to independently develop TNX-901 under the terms of the Development and Licensing Agreement between the two parties. In light of that determination, Tanox has halted its plans to further develop the drug independently. Remaining issues are yet to be heard in the Novartis-Tanox arbitration, and Tanox and Genentech are also seeking resolution of remaining issues in a separate arbitration.

     In connection with Tanox's acquisition of Tanox Pharma B.V. in March 1998, Tanox paid initial consideration of $508,000 and 226,409 shares of its common stock, and agreed to pay future consideration, in two installments, subject to the occurrence of specified events. Tanox believes that certain events did not occur, and, in accordance with the terms of the stock purchase agreement, the total consideration payable was reduced by 20%. The former stockholders of Tanox Pharma B.V. have disputed this position, and Tanox sought a declaratory judgment in state court in Harris County, Texas to resolve the dispute. The former stockholders have brought counterclaims in the Texas lawsuit sounding in breach of contract, common law and statutory fraud, and conversion, as well as claims in a parallel litigation in the Netherlands. They assert that the total consideration should not have been reduced and demand payment of the full amount of the third installment, as well as the value of 51% of the stock of Tanox Pharma, B.V. The full amount of the third installment under the stock purchase agreement is $333,336 in cash and 151,294 shares of common stock. In addition, the former stockholders have asserted that they are entitled to additional shares because Tanox declared a stock dividend in February 2000. Tanox also disagrees with this assertion. The former shareholders allege breach of contract, fraud and conversion. Tanox does not believe that the outcome of this litigation will have a material adverse

                          Tanox, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

effect on its financial position or liquidity.

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

401(k) Plan

     Effective January 1, 1992, Tanox adopted a qualified retirement plan (the 401(k) Plan) covering all of Tanox's U.S. employees who are at least 21 years of age and have completed at least 90 days of service with Tanox. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions by Tanox on behalf of all participants in the 401(k) Plan. Tanox's matching contributions to the 401(k) Plan totaled approximately $337,000, $208,000 and $83,000 in 2002, 2001 and 2000,
respectively.

13.  GEOGRAPHIC AREAS:

     Tanox operates in a single business segment. Tanox's operations by geographic area for the years ended December 31, 2002, 2001 and 2000, are presented below (in thousands):

                                                Total           Net Income        Identifiable
                                              Revenues            (Loss)             Assets
                                           -------------      -------------      --------------
   Year Ended December 31, 2002-
        Americas ........................  $         560      $     (25,723)     $      262,134
        Europe ..........................             --                (23)                553
        Asia ............................             --               (276)                672
        Interarea eliminations ..........             --                 --             (12,148)
                                           -------------      -------------      --------------
                                           $         560      $     (26,022)     $      251,211
                                           =============      =============      ==============
   Year Ended December 31, 2001-
        Americas ........................  $         235      $     (16,409)     $      288,259
        Europe ..........................            184             (4,670)                636
        Asia ............................             --               (298)                788
        Interarea eliminations ..........             --                 --             (12,149)
                                           -------------      -------------      --------------
                                           $         419      $     (21,377)     $      277,534
                                           =============      =============      ==============
   Year Ended December 31, 2000-
        Americas ........................  $      14,502      $       3,127      $      298,027
        Europe ..........................            666             (3,746)              1,358
        Asia ............................             --               (428)              1,178
        Interarea eliminations ..........         (2,420)                --              (9,585)
                                           -------------      -------------      --------------
                                           $      12,748      $      (1,047)     $      290,978
                                           =============      =============      ==============

                          Tanox, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


14. QUARTERLY FINANCIAL DATA (Unaudited) (in thousands except per share data):

                                                                Three Months Ended
                                    ----------------------------------------------------------------------------
2002                                   March 31             June 30          September 30         December 31
                                    ----------------    ----------------    ----------------    ----------------
Revenues .......................    $           3       $         153       $         253       $         151
Loss from operations ...........           (7,218)             (7,490)             (8,862)             (8,930)
Net loss .......................           (5,449)             (5,591)             (7,652)             (7,330)
Loss per share:
      Basic and diluted ........            (0.12)              (0.13)              (0.17)              (0.17)

                                                                Three Months Ended
                                    ----------------------------------------------------------------------------
2001                                   March 31             June 30          September 30         December 31
                                    ----------------    ----------------    ----------------    ----------------
Revenues .......................    $         121       $         163       $           3       $         132
Loss from operations ...........           (6,855)            (12,119)             (6,710)             (7,789)
Net loss .......................           (2,971)             (8,315)             (3,698)             (6,393)
Loss per share:
      Basic and diluted ........            (0.07)              (0.19)              (0.08)              (0.15)


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On May 17, 2002, the board of directors of Tanox, upon the recommendation of its Audit Committee, approved the dismissal of Arthur Andersen LLP (Andersen) as our independent auditors. The Board appointed Ernst & Young LLP as independent auditors for 2002 on June 24, 2002.

     Andersen's reports on the Company's consolidated financial statements for the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the years ended December 31, 2001 and 2000 and through May 17, 2002 (the "Relevant Period"), there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K. We provided Andersen with a copy of the foregoing disclosures. Attached as Exhibit 16 to our Current Report on Form 8-K filed with the SEC on May 23, 2002, is a copy of Andersen's letter, dated May 23, 2002, stating its agreement with those statements.

     During the Relevant Period, neither we nor anyone acting on our behalf consulted with Ernst & Young LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statement, or (ii) any matters or reportable events as set forth in Items 304(a)(1)(iv) and
(v), respectively, of Regulation S-K.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

     The information regarding directors that is required by this item is incorporated by reference from the discussion in the Proxy Statement captioned "Proposal 1 - Election of Directors" and "Beneficial Ownership Table". Information concerning our executive officers is set forth under Part I of this Form 10-K.

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

ITEM 13.  Certain Relationships and Related Transactions

     The information that is required by this item is incorporated by reference from the discussion in the Proxy Statement captioned "Other Transactions".

ITEM 14.  Controls and Procedures

     Tanox's Chief Executive Officer and Vice President of Finance have concluded that Tanox's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15d-14(c)) are sufficiently effective to ensure that the information required to be disclosed by Tanox in the reports it files under the Securities Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

     Subsequent to Tanox's evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) 1. Index to Financial Statements.

            Report of Independent Auditors
            Report of Independent Public Accountants
            Consolidated Balance Sheets as of December 31, 2002 and 2001 Consolidated Statements of Operations and Comprehensive Loss for the
              years ended December 31, 2002, 2001 and 2000
            Consolidated Statements of Stockholders' Equity for the years ended
              December 31, 2002, 2001 and 2000
            Consolidated Statements of Cash Flows for the years ended December
              31, 2002, 2001 and 2000
            Notes to Consolidated Financial Statements

         2. Financial Statement Schedules.

                 All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

         3. Exhibits.

              3(i).1  -- Amended and Restated Certificate of Incorporation of
                         the Registrant, as amended. (1)
              3(i).2  -- Certificate of Designations of Series A Junior
                         Participating Preferred Stock (5)
              3(ii).1 -- Bylaws of the Registrant, as currently in effect. (1)
              4.1     -- Specimen of Common Stock Certificate, $.01 par value,
                         of the Registrant. (1)
              10.1    -- Form of Indemnification Agreement between the
                         Registrant and its officers and directors. (1) (7)
              10.2    -- 1987 Stock Option Plan of the Registrant, as amended.
                         (1) (7)
              10.3    -- 1992 Non-employee Directors Stock Option Plan of the
                         Registrant. (1) (7)
              10.4    -- 1997 Stock Plan of the Registrant. (1) (7)
              10.5    -- Stock Purchase Agreement, dated July 14, 1987, by and
                         among the Registrant and Tse Wen Chang, Nancy T. Chang, Alafi Capital Company, Shireen Alafi, Joseph Heskel, Trustee for Christopher Alafi, and Invitron Corporation. (1)
              10.6    -- License for Winter Patent, dated June 26, 1989, by and
                         between Medical Research Council and the Registrant.
                         (1)
              10.7    -- Amendment to the License for Winter Patent, dated
                         February 9, 1990, by and between Medical Research Council and the Registrant. (1)
              10.8    -- Development and Licensing Agreement, dated May 11,
                         1990, by and between the Registrant and Ciba-Geigy Limited. (1)
              10.9    -- Term Sheet for Secured Loan, dated December 14, 1994,
                         by and between the Registrant and Ciba-Geigy Limited.
                         (1)
              10.10   -- Chiron-PanGenetics Research and Development License and
                         Options for Commercial License, dated September 25, 1995, by and between PanGenetics, B.V., Panorama Research, Inc. and Chiron Corporation. (1)
              10.11   -- Stock Purchase Agreement, dated as of March 12, 1998,
                         by and between the Registrant and the holders of shares of PanGenetics, B.V. (1)

     10.12 -- License Agreement, dated June 1, 1998, by and between Biogen, Inc. and the Registrant. (1)
     10.13 -- Outline of Terms for Settlement of the Litigations Among Genentech, Inc., Genentech International, Ltd., the Registrant and Ciba-Geigy Limited Relating to Anti-IgE Inhibiting Monoclonal Antibodies, dated July 8, 1996. (1)
     10.14 -- Supplemental Agreement between the Registrant and Ciba-Geigy Limited, dated July 8, 1996. (1)
     10.15 -- Settlement and Cross-Licensing Agreement, dated July 8, 1996, by and between the Registrant and Genentech, Inc. and Genentech International Limited. (1)
     10.16 -- Settlement and Participation Agreement, dated July 8, 1996, by and between the Registrant and F. Hoffman-La Roche, Ltd.,
              Hoffman-La Roche, Inc., Roche Holding Ltd. and Roche Holdings, Inc. (1)
     10.17 -- Patent License Agreement, dated June 30, 1998, by and between Protein Design Labs, Inc. and the Registrant. (1)
     10.18 -- Amendment to Patent License Agreement, dated June 28, 1999, by and between Protein Design Labs, Inc. and the Registrant. (1)
     10.19 -- G-CSF Receptor Non-exclusive License Agreement, dated January 11, 2000, by and between Immunex Corporation and the Registrant. (1)
     10.20 -- 2000 Non-Employee Directors' Stock Option Plan. (1) (7)
     10.21 -- Master Agreement, dated March 17, 2000, by and between the Registrant and Protein Design Labs, Inc. (1)
     10.22 -- First Amendment to the Tanox, Inc. 1997 Stock Plan. (2) (7)
     10.23 -- First Amendment to the 2000 Non-Employee Directors' Stock Option Plan (3)(7)
     10.24 -- Rights Agreement dated as of July 27, 2001 between Tanox, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A the form of Rights Certificate and as Exhibit B the Summary of Rights to Purchase Common Stock. (4)
     10.25 -- Credit Agreement dated September 27, 2002, by and between Wells Fargo Bank Texas, National Association and the Registrant. (6)
     21.1  -- List of Subsidiaries of the Registrant.
     23.1  -- Consent of Independent Auditors
     23.2  -- Information regarding consent of Arthur Andersen LLP

__________________________________
     (1) Filed as an exhibit to our Registration Statement on Form S-1 (no. 333-90625) and incorporated herein by reference.
     (2) Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference.
     (3) Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.
     (4) Filed as an exhibit to our Current Report on Form 8-K dated August 2, 2001.
     (5) Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.
     (6) Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.
     (7)     Management contract or compensatory plan.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  TANOX, INC.

                                    By: /s/ Nancy T. Chang
                                        -------------------------------
                                            Nancy T. Chang
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

    Signature                         Title                         Date
    ---------                         -----                         ----

  /s/ Nancy T. Chang       President, Chief Executive Officer   March 26, 2003
 ------------------------  and Chairman of the Board
      Nancy T. Chang


  /s/ Gregory P. Guidroz   Vice President of Finance            March 26, 2003
 ------------------------  (Principal Financial and
      Gregory P. Guidroz   Accounting Officer)


  /s/ Heinz W. Bull
 ------------------------  Director                             March 26, 2003
      Heinz W. Bull


  /s/ Tse Wen Chang
 -----------------------   Director                             March 26, 2003
      Tse Wen Chang


  /s/ William J. Jenkins
 -----------------------   Director                             March 26, 2003
      William J. Jenkins


  /s/ Osama Mikhail
 -----------------------   Director                             March 26, 2003
      Osama Mikhail

                                 CERTIFICATIONS

I, Nancy T. Chang, certify that:

     1.   I have reviewed this annual report on Form 10-K of Tanox, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Tanox, Inc. as of, and for, the periods presented in this annual report;

     4. Tanox's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Tanox, Inc. and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of Tanox, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date")' and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. Tanox's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect Tanox, Inc.'s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in Tanox, Inc.'s internal controls; and

     6. Tanox's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: March 26, 2003                 By: /s/ Nancy T. Chang
                                              -----------------------
                                                  Nancy T. Chang
                                          President and Chief Executive Officer

                                 CERTIFICATIONS

I, Gregory P. Guidroz, certify that:

     1.   I have reviewed this annual report on Form 10-K of Tanox, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Tanox, Inc. as of, and for, the periods presented in this annual report;

     4. Tanox's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Tanox, Inc. and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of Tanox, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date")' and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. Tanox's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          d) all significant deficiencies in the design or operation of internal controls which could adversely affect Tanox, Inc.'s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          e) any fraud, whether or not material, that involves management or other employees who have a significant role in Tanox, Inc.'s internal controls; and

     6. Tanox's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: March 26, 2003                       By: /s/ Gregory P. Guidroz
                                                   -----------------------------
                                                        Gregory P. Guidroz
                                                    Vice President of Finance