Form 10-Q
period 2003-03-31
TANOX INC
filed 2003-05-02
CIK 1099414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No☐

As of April 30, 2003 the registrant had 44,342,401 shares of Common Stock issued and 43,787,701 shares of Common Stock outstanding.

TANOX, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

TANOX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares and Per Share data)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,316	$15,968
Restricted cash	4,942	4,795
Short-term investments, including restricted amounts of $7,179 and $4,083 in 2003 and 2002, respectively	179,228	113,640
Interest receivable	2,721	3,230
Other receivables	10	322
Prepaid expenses and other	555	332

Total current assets	210,772	138,287
LONG-TERM INVESTMENTS – HELD-TO-MATURITY, including restricted amounts of $2,441 and $5,563 in 2003 and 2002, respectively	15,614	93,587
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $8,749 and $8,208 in 2003 and 2002, respectively	18,811	19,197
OTHER ASSETS	95	140

TOTAL ASSETS	$245,292	$251,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$857	$1,111
Accrued liabilities	6,126	5,510
Accrued arbitration award	4,117	4,074

Total current liabilities	11,100	10,695

LONG-TERM LIABILITIES:
Note payable to bank	5,000	5,000
Note payable to related party	10,000	10,000

Total long-term liabilities	15,000	15,000

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 44,302,441 and 44,301,641 shares issued, and 43,747,741 and 43,746,941 shares outstanding in 2003 and 2002, respectively	443	443
Additional paid-in capital	310,098	310,073
Treasury stock, at cost; 554,700 shares in 2003 and 2002, respectively	(6,261)	(6,261)
Accumulated other comprehensive loss	168	168
Accumulated deficit	(85,256)	(78,907)

Total stockholders’ equity	219,192	225,516

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$245,292	$251,211

See accompanying notes to condensed consolidated financial statements.

TANOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In Thousands, Except Per Share data)

	Three Months Ended March 31,
	2003	2002
REVENUES:
Development agreements and licensing fees	$5	$3

Total revenues	5	3

OPERATING EXPENSES:
Research and development	5,071	4,683
General and administrative	2,746	2,538

Total operating expenses	7,817	7,221

LOSS FROM OPERATIONS	(7,812)	(7,218)

OTHER INCOME (EXPENSE):
Interest income	1,646	2,123
Interest expense	(183)	(142)
Other, net	—	(212)

Total other income (expense)	1,463	1,769

NET LOSS	$(6,349)	$(5,449)

NET LOSS PER BASIC and DILUTED SHARE	$(0.14)	$(0.12)

SHARES USED IN COMPUTING NET LOSS PER SHARE – BASIC AND DILUTED	43,911	44,077

COMPREHENSIVE LOSS:
Net loss	$(6,349)	$(5,449)
Foreign currency translation adjustment	—	—

TOTAL COMPREHENSIVE LOSS	$(6,349)	$(5,449)

See accompanying notes to condensed consolidated financial statements.

TANOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,349)	$(5,449)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	550	511
Loss on available-for-sale investment	—	220
Compensation expense related to stock options	17	(166)
Other, net	—	53
Changes in operating assets and liabilities:
(Increase) decrease in receivables and other assets	643	(388)
(Decrease) increase in current liabilities	405	(1,657)

Net cash used in operating activities	(4,734)	(6,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(165)	(1,091)
Purchases of investments	(14,163)	(101,912)
Maturities and sales of investments	26,548	25,559
Restricted Cash	(147)	—
Loss on disposal of PP&E	1	—

Net cash (used in) provided by investing activities	12,074	(77,444)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	8	11

Net cash provided by financing activities	8	11

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	7,348	(84,309)
CASH AND CASH EQUIVALENTS:
Beginning of period	15,968	142,883

End of period	$23,316	$58,574

See accompanying notes to condensed consolidated financial statements.

TANOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(UNAUDITED)

1. Basis of Consolidation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of Tanox, Inc. and its wholly owned subsidiaries (collectively the Company or Tanox). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included. These condensed consolidated interim financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2003.

Certain 2002 amounts previously reported have been reclassified in order to ensure comparability.

2. Tanox Pharma B.V.

In March 1998, Tanox acquired all of the outstanding shares of Tanox Pharma B.V. (formerly known as PanGenetics B.V.). The purchase price was payable in three installments of cash and Tanox common stock and payment of the total consideration was contingent on the satisfaction of certain conditions. One of the conditions to be satisfied was the origination of three new projects prior to March 8, 2001 by the former shareholders of Tanox Pharma. Based on a determination that only one project was originated by the due date, Tanox reduced the third installment payable to the former shareholders by 20%.

Tanox sought a declaratory judgment in March 2001 from the District Court of Harris County that it had fulfilled its obligations under the agreement. The former shareholders counterclaimed that, among other things, the total consideration should not have been reduced. While Tanox remains confident that it made full payment as required under the stock purchase agreement, the Company believes that management’s time and efforts and the Company’s other resources are better directed at addressing operational activities, including its TNX-355 project. Accordingly, in April 2003, Tanox entered into a settlement agreement with the former shareholders to resolve the disputes. For its part of the settlement, Tanox paid a cash amount which was accrued in its financial statements at December 31, 2002 and agreed to transfer all of the stock of Tanox Pharma B.V. to certain of the former shareholders (see Note 8—Subsequent Events and Legal Proceedings under Item 1 of Part II).

Tanox approved a formal restructuring plan (the Plan) and recorded a restructuring charge in June 2001 in connection with the closing of the Tanox Pharma B.V. operation in the Netherlands and the consolidation of Tanox’s research operations into a single site at its headquarters in Houston. The balance of the restructuring accrual account at March 31, 2003 was $288,000. Tanox expects to substantially complete the Plan by April 30, 2003 along with the litigation settlement.

TANOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

(UNAUDITED)

3. Investments

Investments consist of the following (in thousands):

	March 31, 2003	December 31, 2002
Held-to-maturity investments – short-term	$179,012	$113,424
Available-for-sale investment	216	216

Total short-term investments	179,228	113,640
Held-to-maturity investments – long-term	15,614	93,587

	$194,842	$207,227

Held-to-maturity investments consist of investment grade corporate bonds and commercial paper with maturities of less than three years from the balance sheet date. Tanox’s policy is to hold all investments in bonds and commercial paper until maturity; therefore, these investments are classified as held-to-maturity and carried at amortized cost.

Tanox’s net carrying value of held-to-maturity investments in bonds and commercial paper at March 31, 2003 and December 31, 2002, was $194.8 million and $207.2 million, respectively. The fair value of these investments at March 31 2003 and December 31, 2002, was $196.6 million and $209.5 million, respectively. At March 31, 2003, unrealized gains on these investments totaled $1.8 million. As of March 31, 2003, investments in securities with credit ratings of A1/P1 were 29%, AA were 25% and AAA were 46% of the total held-to-maturity investment portfolio.

4. Line of Credit Note

Tanox borrowed $5.0 million in September 2002 from a bank under a $16.0 million Revolving Line of Credit Note Agreement. Under the term of the Agreement, Tanox may secure advances up to the aggregate principal amount of $16.0 million, the proceeds of which can be used to finance the purchase of property, plant and equipment. The outstanding balance is payable in full on September 27, 2006, and advances bear interest at the lesser of the Prime Rate or LIBOR plus 1%, which at March 31, 2003 was 2.375%. The Note is collateralized with cash and investments equal to or greater than 100% of the outstanding principal balance of the Note.

5. Net Loss Per Share

SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as basic EPS, except that diluted EPS reflects the potential dilution that would occur if outstanding options and warrants were exercised. Tanox incurred net losses for the three-month periods ended March 31, 2003 and 2002; therefore, all options outstanding for each of the periods were excluded from the computation of diluted EPS because they would have been antidilutive.

6. Stock Based Compensation

Tanox has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”) effective December 2002. SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation and

TANOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

(UNAUDITED)

also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, the company continues to apply the accounting provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, with regard to the measurement of compensation cost for options granted under our stock-based compensation plans. Under the intrinsic value method described in APB Option No. 25, no compensation expense is recognized if the exercise price of the employee stock option equals the market price of the underlying stock on the date of the grant. For the three months ended March 31, 2003, no compensation expense was recorded and for the three months ended March 31, 2002, $79,000 was recorded.

Assuming the compensation cost for the stock option plans had been determined pursuant to the fair value method under SFAS No. 123, Tanox’s pro forma net loss would have been as follows (in thousands, except per share data):

	Three Months ended March 31,
	2003	2002
Net loss—
As reported	$(6,349)	$(5,449)
Stock option compensation included in the determination of net income as reported	—	79
Stock option compensation expense if the fair value method had been applied	(1,684)	(1,509)

Pro forma net loss	$(8,033)	$(6,879)

Loss per share—Basic and diluted
As reported	$(0.14)	$(0.12)
Pro forma	$(0.18)	$(0.16)

7. Commitments and Contingencies

Tanox is currently engaged in litigation and arbitration relating to a fee dispute with the law firms that represented Tanox in a lawsuit with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award in 1999 entitling the attorneys to receive (i) approximately $3.5 million, including interest, (ii) payments ranging from 33 1/3% to 40% of the future payments that Tanox may receive from Genentech following product approval and (iii) 10% of the royalties that Tanox may receive on sales of anti-IgE products. Tanox sought a court order vacating this arbitration award. However, a judgment was entered confirming the award, and, in August 2002, the Texas Court of Appeals for the 14th District in Houston affirmed the District Court’s order. Tanox intends to pursue all available remedies, including appealing the decision to the Texas Supreme Court. If Tanox is ultimately required to pay all or part of the award to the attorneys, Tanox’s future revenues, results of operations, cash flow and financial condition could be materially adversely affected. During the appeals process, Tanox is required to post a bond or place amounts in escrow to secure payment of the award. Tanox posted a $4.1 million supersedeas bond with the court to continue the appeals process and to secure payment of the award. In July 2002, the Company executed an irrevocable letter of credit (LOC) with a bank for the posted bond, which is collateralized with long term investments held at the bank. On September 27, 2002, the Company requested that the Court accept a cash deposit in lieu of the supersedeas bond and deposited $4.1 million with the District Court to be maintained in an interest-bearing custodial account pending the final outcome of the litigation. Once the bond is released by the Court, it and the related LOC will be cancelled and any unearned fees will be returned to the Company.

Tanox is also engaged in various disputes with Novartis and Genentech over matters relating to their collaborative agreements.

TANOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

(UNAUDITED)

From time to time Tanox is a defendant in other lawsuits incidental to its business. Management believes that the outcome of these lawsuits will not be material to Tanox’s financial statements.

8. Subsequent Event

In April 2003, Tanox and the former shareholders of Tanox Pharma B.V. entered into an agreement to settle the litigation related to the acquisition of Tanox Pharma B.V. by Tanox. For its part of the settlement, Tanox paid a cash amount which was accrued in its financial statements at December 31, 2002 and agreed to transfer all of the stock of Tanox Pharma B.V., which includes the anti-CD40 project (or TNX-100), to certain of the former shareholders (see Note 2 – Tanox Pharma B.V. and Legal Proceedings under Item 1 of Part II).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Tanox discovers and develops therapeutic monoclonal antibodies to address significant unmet medical needs in the areas of asthma, allergy, inflammation and other diseases affecting the human immune system. Tanox’s products are genetically engineered antibodies that target a specific molecule, or antigen. In 1987, we discovered a novel approach for treating allergies and asthma by using anti-immunoglobulin E, or anti-IgE, antibodies capable of blocking IgE, a causative agent of the allergy pathway, thus preventing the onset of disease symptoms. Xolair, our most advanced product, is a humanized monoclonal antibody that blocks IgE. Its therapeutic effect has been validated through clinical trials in patients suffering from allergic asthma, seasonal allergic rhinitis (hay fever) and perennial allergic rhinitis. We are developing Xolair in collaboration with Novartis and Genentech. In December 2002, our collaboration partners filed an amendment to the Xolair Biologics License Application (BLA) with the FDA for treating moderate-to-severe allergic asthma in adults and adolescents, and the FDA’s Pulmonary-Allergy Drugs Advisory Committee is scheduled to review the BLA on May 15, 2003. In June 2002, Xolair was approved for marketing in adolescents and adults with moderate allergic asthma in Australia.

Using our knowledge of the human immune system, we are building a diverse pipeline of monoclonal antibody product candidates. TNX-901, another humanized anti-IgE monoclonal antibody, was tested in a double blinded, placebo controlled Phase 2 clinical trial in peanut allergy patients: after four months of treatment, significant decreases in sensitivity to peanuts was demonstrated by oral food challenge. Following an adverse arbitration ruling in October 2002, we halted further development of TNX-901. By agreement of Novartis, Genentech and Tanox, we are continuing a 48-week extension trial in patients who participated in the Phase 2 trial. The three companies are now in discussions to determine whether Xolair or TNX-901 should be developed for treating peanut allergy. TNX-355, an anti-CD4 antibody, is currently in a multiple dose Phase 1b safety trial for treating HIV-infected patients. TNX-224, a complement factor D inhibiting antibody, is in preclinical studies for treating complement mediated diseases. We are also conducting target discovery and target validation research on several new targets implicated in allergies and other immune-mediated disorders.

We currently have no products available for sale. We are focusing our efforts on research and product development activities necessary to advance our product opportunities, including process development and clinical trial activities for products that are currently in the clinic or will commence clinical development in the future. We have incurred substantial losses since inception and incurred an accumulated deficit through March 31, 2003, of $85.3 million. We expect to continue to incur substantial operating losses for the foreseeable future, particularly as we expand our research and development activities, produce clinical material and initiate additional clinical trials. We expect that losses will continue until such time, if ever, that we generate sufficient revenue from Xolair and potentially from another marketed product or products.

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

Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of all highly-liquid investments with original maturities of three months or less. Management determines the appropriate classification of its cash equivalents, short-term investments and long-term investments at the time of purchase. Investments consist of investment grade corporate bonds, commercial paper, asset backed securities, and government agency securities with maturities of less than three years from the balance sheet date. All investments are classified as held-to-maturity and carried at amortized cost in the accompanying financial statements with the exception of one available-for-sale investment, which is stated at fair value based on the quoted market price of the investment. Unrealized gains and losses on such securities are reported as other comprehensive income (loss), which is a separate component of stockholders’ equity. At March 31, 2003, the carrying value of our available-for-sale investment approximated fair value, and accordingly there was no unrealized gain or loss.

We are required to maintain restricted cash or investments to collateralize borrowings under Tanox’s line of credit and its irrevocable letter of credit. Additionally, we have cash deposited with the District Court in connection with the pending appeal of an unfavorable arbitration award. As of March 31, 2003, Tanox had restricted cash and investments of $14.6 million.

At March 31, 2003, we held investments with a net carrying value of $194.8 million and a fair market value of $196.6 million. At any point in time, amortized cost may be greater or less than fair market value. If investments are sold prior to maturity, we could incur a realized gain or loss based on the fair market value of the investments at the date of sale. Additionally, we could incur future losses on investments if the investment issuer becomes impaired or the investment is down graded.

Research and Development

Research and development costs, including incidental patent costs, are expensed as incurred. Research and development costs include estimates for clinical trial costs, which are based on patient enrollment and clinical trial progress. Actual costs may differ from estimates.

Contingent Liabilities

We are currently involved in certain legal proceedings as discussed in the “Commitments and Contingencies” note in the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2002. We have accrued our estimate of litigation related liabilities in consultation with outside counsel handling our cases. The estimate is based on the facts and circumstances of these matters known to us at this time. The actual liability may be more or less than the amount of our current estimates, depending on the outcome of these matters.

Recent Accounting Developments

In December 2002, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based accounting for employee compensation and the effect of the method used on reported results. Tanox is currently evaluating whether to adopt the fair value based method. The additional disclosures required under SFAS No. 148 are effective for fiscal year ending after December 15, 2002, and have been provided in Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 and 2002

Revenues. Revenues totaled $5,000 for the three months ended March 21, 2003 compared with $3,000 for the three months ended March 31, 2002.

Research and Development Expenses. Research and development expenses increased to $5.1 million in the first quarter of 2003 from $4.7 million in the first quarter of 2002. The increase was primarily due to incremental personnel costs as a result of staffing growth to support clinical and manufacturing operations.

General and Administrative Expenses. General and administrative expenses increased to $2.7 million in the first quarter of 2003 from $2.5 million in the first quarter of 2002, primarily due to higher litigation costs.

Other Income (Expense). Other income (expense) was approximately $1.5 million and $1.8 million for the three months ended March 31, 2003 and 2002, respectively. The decrease is primarily due to lower interest income as a result of lower interest rates and lower cash and investment balances.

Net Loss. The net loss in the first quarter of 2003 increased to $6.3 million from $5.4 million in the first quarter of 2002. The net loss per share was $0.14 versus $0.12 in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through sales of equity securities, collaboration and grant revenues, interest income and equipment financing agreements. During the year ended December 31, 2000, we sold 8,568,000 shares of common stock at $28.50 per share in an initial public offering and received net proceeds of $225.8 million. As of March 31, 2003, we had $223.1 million in cash, cash equivalents and investments, of which $207.5 million were classified as current assets. At March 31, 2003, $14.6 million of cash and investments was pledged against the Company’s outstanding borrowings under its line of credit and its irrevocable letter of credit or was deposited with the District Court in connection with our appeal of an unfavorable arbitration ruling.

During the three months ended March 31, 2003, we used proceeds from investment maturities and sales, interest income, together with cash and cash equivalents on hand at December 31, 2002, to fund operating activities and capital expenditures. The combination of the above items and the decrease in short and long-term investment securities resulted in a net decrease in cash, cash equivalents and investments of $4.9 million for the three months ended March 31, 2003.

In September 2002, we entered into a $16.0 million Revolving Line of Credit Note Agreement with a bank. Under the terms of the Agreement, Tanox may secure advances up to the aggregate principal amount of $16.0 million, the proceeds of which can be used to finance the Company’s purchase of property, plant and equipment. The outstanding principal balance is payable in full on September 27, 2006, and advances bear interest at the lesser of the Prime Rate or LIBOR, the London Interbank Offered Rate, plus 1%. Accrued interest is payable on the last day of each month. As of March 31, 2003, the

Company had borrowed $5.0 million under the Agreement.

From 1994 through 1998, Novartis advanced Tanox $10.0 million, pursuant to a loan agreement, to finance its pilot manufacturing facility. Tanox has pledged all of the assets of the pilot manufacturing facility as security for the loan. The loan bears interest at the LIBOR rate plus 2%. Through December 31, 2001, Novartis has agreed to forgive interest on the loan. Subject to modifications agreed to in principle concurrent with completion of the tripartite collaboration among Tanox, Novartis and Genentech in July 1996, the principal and future interest payments may be partially or totally forgiven by Novartis based on the future use of the facility. Under the loan agreements, upon activation of the facility for production, Tanox is required to make principal and interest payments on the loan in amounts equal to 75% of net cash flow, if any, from the facility. If the net cash flow payments during the ten years following the date the facility first became operational are not sufficient to repay the principal and accrued interest on the loan, Novartis has agreed to forgive the remaining principal and accrued interest. The facility was activated in 2002 and, until October 2002, produced clinical trial materials for TNX-901. Accordingly, we have accrued interest of $373,000 and $81,000 on the loan for 2002 and the three months ended March 31, 2003, respectively. We expect to reactivate the pilot plant to produce clinical trial materials for our other products in 2003.

During the three months ended March 31, 2003, we invested approximately $165,000 in equipment and facility improvements.

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

We are currently engaged in litigation relating to a fee dispute with the law firms that represented us in litigation with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award entitling the attorneys to receive (i) approximately $3.5 million (including interest), (ii) payments ranging from 33 1/3% to 40% of the future milestone payments we would receive from Genentech following product approval, and (iii) 10% of the royalties that we would receive on all sales of anti-IgE products. Tanox sought a court order vacating this arbitration award, but a judgment was entered confirming the award. We appealed the District Court’s decision to the Court of Appeals, 14th District of Texas, and on August 29, 2002, the Court of Appeals affirmed the judgment of the District Court. We intend to appeal this decision to the Texas Supreme Court. During the appeals process, we are required to post a bond or place amounts in escrow to secure payment of the award. We posted a $4.1 million supersedeas bond with the Court to continue the appeals process and to secure payment of the award.

If Tanox is ultimately required to pay all or part of the award to the attorneys, Tanox could be required to pay up to $3.5 million, plus accrued interest that would become due, and the award would effectively reduce future milestone payments from Genentech by up to 40% and reduce future royalties from the Three-Party Collaboration by 10%. Accordingly, Tanox’s future revenues, result of operations, cash flow and financial condition could be materially adversely affected.

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

Factors Affecting Forward-Looking Statements. Some of the information in this Quarterly Report on Form 10-Q contains forward-looking statements. We typically identify forward-looking statements by using terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential”, “continue” or similar words, although we express some forward-looking statements differently. You should be aware that actual events could differ materially from those suggested in the forward-looking statement due to a number of factors, including:

•	the ability to develop safe and efficacious drugs;

•	failure to achieve positive results in preclinical and toxicology studies in animals and clinical trials in humans;

•	failure to economically manufacture sufficient amounts of our products for clinical trials and commercialization activities;

•	failure to receive, or delay in receiving, marketing approval for our products;

•	failure to successfully commercialize our products, including gaining market acceptance;

•	relationships with our collaboration partners;

•	our ability to obtain, maintain and successfully enforce patent and other proprietary rights protection of our products;

•	the outcome of pending legal disputes;

•	variability of royalty, license and other revenues;

•	our ability to enter into future collaboration agreements to support our research and development activities;

•	drug withdrawal from the market due to rare adverse reactions caused by the marketed drug;

•	our ability to secure licenses from third parties holding patents that may affect the manufacture or marketing of our products;

•	competition and technological change; and

•	existing and future regulations affecting our business, including the content, timing of submissions and decisions made by the FDA and other regulatory agencies.

You should also consider carefully the other factors identified in our Annual Report on Form 10-K for the year ended December 31, 2002, which could cause our actual results to differ from those set forth in the forward-looking statements.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Dispute With Genentech and Novartis Over Independent Development Rights and Other Matters The second phase of the Novartis arbitration, which will focus on each party’s claim that the other party breached the contracts between the two parties, is scheduled to take place in August 2003.

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

While we remain confident that Tanox made full payment as required under the stock purchase agreement, we believe the management’s time and efforts and the Company’s other resources are better directed at addressing operational activities, including our TNX-355 project. Accordingly in April 2003, Tanox entered into a settlement agreement with the former shareholders to resolve the foregoing disputes. As part of the settlement, Tanox agreed to transfer all of the stock of Tanox Pharma B.V. including the anti-CD40 project (TNX-100) to certain of the former shareholders.

Item 2. Changes in Securities and Use of Proceeds

On April 6, 2000, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1, Commission File No. 333-96025, registering the sale of 8,568,000 shares of our common stock (including the over-allotment option) for net proceeds of $225.8 million. For the three months ended March 31, 2003, we have used approximately $4.9 million of our initial public offering proceeds as follows (in thousands):

Purpose	Quarter ended March 31, 2003	Since April 6, 2000
Research and development activities, general corporate purposes and working capital	$4,734	$28,621
Capital expenditures	165	4,832

	$4,899	$33,453

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

TANOX, INC.

Date: May 2, 2003	By:	Nancy T. Chang
Nancy T. Chang President and Chief Executive Officer

Date: May 2, 2003	By:	Gregory P. Guidroz Gregory P. Guidroz Vice President of Finance