Form 10-Q
period 2003-06-30
TANOX INC
filed 2003-08-04
CIK 1099414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-30231

TANOX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0196733
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

10301 Stella Link Rd Houston, Texas	77025-5497
(Address of Principal Executive Offices)	(Zip Code)

(713) 578-4000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒ No  ☐

As of July 31, 2003 the registrant had 44,374,326 shares of Common Stock issued and 43,819,626 shares of Common Stock outstanding.

TANOX, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

TANOX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per share data)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,587	$15,968
Restricted cash	5,111	4,795
Short-term investments, including restricted amounts of $9,594 and $4,083 in 2003 and 2002, respectively	168,606	113,640
Interest receivable	2,869	3,230
Accounts receivable	17,000	322
Accounts receivable from related party	3,000	—
Prepaid expenses and other	832	332

Total current assets	221,005	138,287
LONG-TERM INVESTMENTS – HELD-TO-MATURITY, including restricted amounts of $5,563 in 2002	18,501	93,587
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $9,185 and $8,208 in 2003 and 2002, respectively	18,472	19,197
OTHER ASSETS	66	140

TOTAL ASSETS	$258,044	$251,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,475	$1,111
Accrued liabilities	3,367	5,510
Accrued arbitration award	9,485	4,074

Total current liabilities	14,327	10,695

LONG-TERM LIABILITIES:
Note payable to bank	5,000	5,000
Note payable to related party	10,000	10,000

Total long-term liabilities	15,000	15,000

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 44,366,566 and 44,301,641 shares issued, and 43,811,866 and 43,746,941 shares outstanding in 2003 and 2002, respectively	444	443
Additional paid-in capital	310,617	310,073
Treasury stock, at cost; 554,700 shares in 2003 and 2002	(6,261)	(6,261)
Accumulated other comprehensive gain (loss)	252	168
Accumulated deficit	(76,335)	(78,907)

Total stockholders’ equity	228,717	225,516

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$258,044	$251,211

See accompanying notes to condensed consolidated financial statements.

TANOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUES:
Development agreements and licensing fees (net of $5,333 arbitration award in the three and six months ended June 30, 2003)	$11,773	$153	$11,778	$156
Development agreement with related party	3,000	—	3,000	—

Total revenues	14,773	153	14,778	156

OPERATING COSTS AND EXPENSES:
Research and development	5,425	5,732	10,496	10,415
General and administrative	1,841	2,000	4,587	4,538
Restructuring charge	—	(89)	—	(89)

Total operating costs and expenses	7,266	7,643	15,083	14,864

INCOME (LOSS) FROM OPERATIONS	7,507	(7,490)	(305)	(14,708)

OTHER INCOME (EXPENSE):
Interest income	1,512	2,033	3,158	4,156
Interest expense	(169)	(134)	(352)	(276)
Other, net	(157)	—	(157)	(212)

Total other income (expense)	1,186	1,899	2,649	3,668

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	8,693	(5,591)	2,344	(11,040)
Income tax benefit	(228)	—	(228)	—

NET INCOME (LOSS)	$8,921	$(5,591)	$2,572	$(11,040)

BASIC EARNINGS (LOSS) PER SHARE	$0.20	$(0.13)	$0.06	$(0.25)

DILUTED EARNINGS (LOSS) PER SHARE	$0.20	$(0.13)	$0.06	$(0.25)

SHARES USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
Basic	43,785	44,173	43,767	44,126

Diluted	44,324	44,173	44,100	44,126

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$8,921	$(5,591)	$2,572	$(11,040)
Foreign currency translation adjustment	(168)	5	(168)	5
Unrealized gain (loss) on available-for-sale security	252	(442)	252	(442)

TOTAL COMPREHENSIVE INCOME (LOSS)	$9,005	$(6,028)	$2,656	$(11,477)

See accompanying notes to condensed consolidated financial statements.

TANOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,572	$(11,040)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,130	1,007
Loss on available-for-sale investment	—	220
Compensation expense related to stock options	33	(122)
Restructuring charge	—	(89)
Loss on sale of equipment	300	—
Changes in operating assets and liabilities:
Increase in receivables and other assets	(19,866)	(372)
(Decrease) increase in current liabilities	3,632	(2,110)
Other, net	132	68

Net cash used in operating activities	(12,067)	(12,438)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(765)	(1,457)
Purchases of investments	(27,077)	(122,779)
Maturities and sales of investments	47,449	44,813
Proceeds from sale of equipment	51	—
Increase in restricted cash	(316)	—

Net cash (used in) provided by investing activities	19,342	(79,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	512	320
Purchase of treasury stock	—	(3,461)

Net cash provided by (used in) financing activities	512	(3,141)

IMPACT OF EXCHANGE RATES ON CASH	(168)	5

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,619	(94,997)
CASH AND CASH EQUIVALENTS:
Beginning of period	15,968	142,883

End of period	$23,587	$47,886

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES INCLUDE THE FOLLOWING:
Temporary gain (loss) on available-for-sale security	252	(442)

See accompanying notes to condensed consolidated financial statements.

TANOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(unaudited)

1. Basis of Consolidation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of Tanox, Inc. and its wholly owned subsidiaries (collectively the Company or Tanox). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included. These condensed consolidated interim financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2003.

Certain 2002 amounts, primarily restricted cash and other minor amounts, previously reported have been reclassified in order to ensure comparability.

2. Milestone Payments

With the FDA approval of Xolair® (Omalizumab), Tanox is due $20 million of milestone payments under its collaboration agreements with Novartis and Genentech which was recorded as revenues and accounts receivable at June 30, 2003. These milestone payments were received on July 18, 2003. Under the terms of the contested arbitration award (see Note 8. Commitments and Contingencies), $5.3 million of the Genentech milestone payment would be payable to our former attorneys. The contested amount has been deducted from revenues for the quarter, and a corresponding liability has been included in accrued arbitration award at June 30, 2003.

3. Tanox Pharma B.V. Settlement

In April 2003, Tanox and the former shareholders of Tanox Pharma B.V. entered into an agreement to settle the litigation related to the acquisition of Tanox Pharma B.V. by Tanox. For its part of the settlement, Tanox paid a cash amount, which was accrued in its financial statements at December 31, 2002, and agreed to transfer all of the stock of Tanox Pharma B.V to certain of the former shareholders. Tanox Pharma B.V. holds the rights to the anti-CD40 project (or TNX-100).

Tanox recorded a restructuring charge in June 2001, in connection with the closing of the Tanox Pharma B.V. operation in the Netherlands and the consolidation of Tanox’s research operations into a single site at its headquarters in Houston. Tanox completed the restructuring activity by April 30, 2003.

4. Investments

Investments consist of the following (in thousands):

	June 30, 2003	December 31, 2002
Held-to-maturity investments – short-term	$168,138	$113,424
Available-for-sale investment	468	216

Total short-term investments	168,606	113,640
Held-to-maturity investments – long-term	18,501	93,587

	$187,107	$207,227

Held-to-maturity investments consist of investment grade corporate bonds and commercial paper with maturities of less than three years from the balance sheet date. Tanox’s policy is to hold all investments in bonds and commercial paper until maturity; therefore, these investments are classified as held-to-maturity and carried at amortized cost.

Tanox’s net carrying value of held-to-maturity investments in bonds and commercial paper at June 30, 2003 and December 31, 2002, was $187.1 million and $207.2 million, respectively. The fair value of these investments at June 30, 2003 and December 31, 2002, was $188.6 million and $209.5 million, respectively. At June 30, 2003, unrealized gains on these investments totaled $1.5 million. As of June 30, 2003, investments in securities with credit ratings of A1/P1 were 1%, A was 21%, AA was 29%, and AAA was 49% of the total held-to-maturity investment portfolio.

5. Line of Credit Note

Tanox borrowed $5.0 million in September 2002 from a bank under a $16.0 million Revolving Line of Credit Note Agreement. Under the terms of the Agreement, Tanox may secure advances up to the aggregate principal amount of $16.0 million, the proceeds of which can be used to finance the purchase of property, plant and equipment. The outstanding balance is payable in full on September 27, 2006, and advances bear interest at the lesser of the Prime Rate or LIBOR plus 1%, which at June 30, 2003 was 2.375%. The Note is collateralized with cash and investments equal to or greater than 100% of the outstanding principal balance of the Note.

6. Earnings (Loss) per Share

The following is a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2003 and 2002 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Basic earnings (loss) per share	$0.20	$(0.13)	$0.06	$(0.25)

Average shares outstanding – basic	43,785	44,173	43,767	44,126
Potential shares exercisable under stock option plans	539	—	333	—

Adjusted average shares outstanding – diluted	44,324	44,173	44,100	44,126

Diluted earnings (loss) per share	$0.20	$(0.13)	$0.06	$(0.25)

Diluted earnings per share excluded 650,000 and 1.2 million shares related to stock options for the three and six months ended June 30, 2003, respectively. The exercise price of these options was greater than the average market price for these shares, therefore the effect would have been antidilutive.

7. Stock Based Compensation

Tanox has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”) effective December 2002. SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, the company continues to apply the accounting provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, with regard to the measurement of compensation cost for options granted under our stock-based compensation plans. Under the intrinsic value method described in APB Option No. 25, no compensation expense is recognized if the exercise price of the employee stock option equals the market price of the underlying stock on the date of the grant. For the three and six months ended June 30, 2003, no compensation expense was recorded. For the three and six months ended June 30, 2002, $4,000 and $83,000, respectively, of compensation expense was recorded.

Assuming the compensation cost for the stock option plans had been determined pursuant to the fair value method under SFAS No. 123, Tanox’s pro forma net loss would have been as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) –
As reported	$8,921	$(5,591)	$2,572	$(11,040)
Stock option compensation included in the determination of net income as reported	—	4	—	83
Stock option compensation expense if the fair value method had been applied	(592)	(654)	(2,276)	(2,163)

Pro forma net income (loss)	$8,329	$(6,241)	$296	$(13,120)

Earnings (loss) per share – Basic
As reported	$0.20	$(0.13)	$0.06	$(0.25)
Pro forma	$0.19	$(0.14)	$0.01	$(0.30)
Earnings (loss) per share – Diluted
As reported	$0.20	$(0.13)	$0.06	$(0.25)
Pro forma	$0.19	$(0.14)	$0.01	$(0.30)

8. Commitments and Contingencies

Tanox is currently engaged in litigation and arbitration relating to a fee dispute with the law firms that represented Tanox in a lawsuit with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award in 1999 entitling the attorneys to receive (i) approximately $3.5 million, including interest, (ii) payments ranging from 33 1/3% to 40% of the future milestone payments, in excess of the first $1 million, that Tanox may receive from Genentech following product approval and (iii) 10% of the royalties that Tanox may receive on sales of certain anti-IgE products. Tanox sought a court order vacating this arbitration award, but a judgment was entered confirming the award, and the judgment was confirmed by the Court of Appeals, 14th District of Texas. Tanox has filed a petition for review with the Texas Supreme Court. If Tanox is ultimately required to pay all or part of the award to the attorneys, Tanox’s future revenues, results of operations, cash flow and financial condition could be materially adversely affected. During the appeals process, Tanox is required to post a bond or place amounts in escrow to secure payment of the award. Tanox posted a $4.1 million supersedeas bond with the court to secure payment of the award. In July 2002, the Company executed an irrevocable letter of credit (LOC) with a bank for the posted bond, which was collateralized with long term investments held at the bank. On September 27, 2002, the Company requested that the Court accept a cash deposit in lieu of the supersedeas bond and deposited $4.1 million with the District Court to be maintained in an interest-bearing custodial account pending the final outcome of the litigation. In July 2003, the bond was released by the Court, it and the related LOC were cancelled and pledged investments securing the LOC were released.

The Company deposited an additional $68,000 with the District Court for estimated interest due on the arbitration award through March 2004. The Company will also be required to deposit an additional $5.3 million with the District Court under the terms of the contested arbitration award within 60 days of the FDA approval of Xolair.

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

In the 1980’s, we discovered a novel approach for treating allergies and asthma by using anti-immunoglobulin E, or anti-IgE, antibodies capable of blocking IgE, a causative agent of the allergy pathway. Xolair, a humanized monoclonal antibody that blocks IgE, was approved on June 20, 2003, by the U.S. Food and Drug Administration (FDA). Xolair is currently labeled for treatment of adults and adolescents (12 years of age and above) with moderate-to-severe persistent asthma who have a positive skin test or in vitro reactivity to a perennial aeroallergen and whose symptoms are inadequately controlled with inhaled corticosteroids. Xolair has been shown to decrease the incidence of asthma exacerbations in these patients. Safety and efficacy have not been established in other allergic conditions. Xolair is being developed under a collaboration agreement with Novartis and Genentech and is being marketed in the U.S. by Genentech and Novartis.

Tanox, Novartis and Genentech are currently in discussions to determine whether Xolair or TNX-901, another humanized anti-IgE monoclonal antibody, should be developed for treating peanut allergy. TNX-901 was tested in a double blinded, placebo controlled Phase 2 clinical trial in peanut allergy patients, and, after four months of treatment, significant decreases in sensitivity to peanuts were demonstrated by oral food challenge. We are currently conducting a multiple dose Phase 1b trial with TNX-355, an anti-CD4 antibody, in HIV-infected patients. TNX-224, a complement factor D inhibiting antibody, is in preclinical studies for treating complement mediated diseases. We are also conducting target discovery and target validation research on several new targets implicated in allergies and other immune-mediated disorders.

With the FDA approval of Xolair, Tanox is due $20 million of milestone payments under its collaboration agreements with Novartis and Genentech which was recorded as revenues and accounts receivable at June 30, 2003. These milestone payments were received on July 18, 2003. Under the terms of the contested arbitration award (see Note 8. Commitments and Contingencies), $5.3 million of the Genentech milestone payment would be payable to our former attorneys. The contested amount has been deducted from revenues for the quarter and a corresponding liability has been included in accrued arbitration award at June 30, 2003.

Historically, we have earned revenues primarily from milestone payments, license fees and sponsored research under our collaboration agreements. Over the next several years, we expect our principal revenues will be milestone payments, royalties and profit-sharing payments from sales of Xolair. Our future revenues will depend on the success of our collaboration partners in marketing Xolair.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.

Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of all highly-liquid investments with original maturities of three months or less. Management determines the appropriate classification of its cash equivalents, short-term investments and long-term investments at the time of purchase. Investments consist of investment grade corporate bonds, commercial paper, asset backed securities, and government agency securities with maturities of less than three years from the balance sheet date. All investments are classified as held-to-maturity and carried at amortized cost in the accompanying financial statements with the exception of one available-for-sale investment, which is stated at fair value based on the quoted market price of the investment. Unrealized gains and losses on such securities are reported as other comprehensive income (loss), which is a separate component of stockholders’ equity. At June 30, 2003, the fair value of our available-for-sale investment increased by $252,000 and the gain is included as a component of stockholders’ equity.

We are required to maintain restricted cash or investments to collateralize borrowings under Tanox’s line of credit and our irrevocable letter of credit. Additionally, we have cash deposited with the Houston District Court to secure payment in connection with the pending appeal of a contested arbitration award. As of June 30, 2003, Tanox had restricted cash and investments of $14.7 million.

At June 30, 2003, we held investments with a net carrying value of $187.1 million and a fair market value of $188.6 million. At any point in time, amortized cost may be greater or less than fair market value. If investments are sold prior to maturity, we could incur a realized gain or loss based on the fair market value of the investments at the date of sale. Additionally, we could incur future losses on investments if the investment issuer becomes impaired or the investment is downgraded.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 and 2002

Revenues.    Revenues totaled $14.8 million for the three months ended June 30, 2003 compared with $153,000 for the three months ended June 30, 2002. We earned $14.8 million in milestone revenue upon FDA approval of Xolair in June 2003 per our collaboration agreements with Novartis and Genentech, net of $5.3 million, accrued as payments which may be due to our former attorneys under a contested arbitration ruling.

Research and Development Expenses.    Research and development expenses decreased to $5.4 million for the second quarter of 2003 from $5.7 million for the second quarter of 2002. The decrease was primarily a result of reduced personnel-related and clinical trial costs.

General and Administrative Expenses.    General and administrative expenses decreased to $1.8 million for the second quarter of 2003 from $2.0 million for the second quarter of 2002, primarily due to decreased personnel-related costs which were partially offset by increased litigation costs.

Other Income (Expense).    For the three months ended June 30, 2003, other income was $1.2 million as compared to $1.9 million for the three months ended June 30, 2002. The decrease in other income is due to lower interest income resulting from a decline in interest rates and lower cash balances and a loss on the sale of assets associated with the closing of our Taiwan office.

Income Tax Benefit.    During the three months ended June 30, 2003, we received a refund related to Alternative Minimum Taxes paid in 1996 and 1997 which we recorded as a credit (benefit) to the income tax provision. Although profitable in the three and six months ended June 30, 2003, we have not recorded an income tax provision because of a projected net loss for the year 2003.

Net Income (Loss).    For the three months ended June 30, 2003, we recorded net income of $8.9 million, versus a net loss for the three months ended June 30, 2002 of $5.6 million. The net income is primarily due to the milestone revenue resulting from the FDA approval of Xolair.

Six Months Ended June 30, 2003 and 2002

Revenues.    Revenues totaled $14.8 million for the six months ended June 30, 2003 compared with $156,000 for the six months ended June 30, 2002. We earned $14.8 million in milestone revenue upon FDA approval of Xolair in June 2003 per our collaboration agreements with Novartis and Genentech, net of $5.3 million, accrued as payments which may be due to our former attorneys under a contested arbitration ruling.

Research and Development Expenses.    Research and development expenses increased to $10.5 million for the first six months of 2003 from $10.4 million for the first six months of 2002. Slightly higher personnel-related costs in the early part of 2003 were offset by decreases in supply and clinical trial costs.

General and Administrative Expenses.    General and administrative expenses remained constant at $4.6 million for the first six months of 2003 compared to $4.5 million for the comparable 2002 period. An increase in legal expenses was offset by a decrease in personnel-related costs.

Other Income (Expense).    For the six months ended June 30, 2003, other income was $2.6 million versus other income of $3.7 million for the six months ended June 30, 2002. The decrease in other income is due to lower interest income resulting from a decline in interest rates and lower cash balances and a loss on the sale of assets associated with closing our Taiwan office.

Income Tax Benefit.    During the six months ended June 30, 2003, we received a refund related to Alternative Minimum Taxes paid in 1996 and 1997 which we recorded as a credit (benefit) to the income tax provision. Although profitable in the three and six months ended June 30, 2003, we have not recorded an income tax provision because of a projected net loss for the year 2003.

Net Income (Loss).    For the six months ended June 30, 2003, we recorded net income of $2.6 million, versus a net loss for the six months ended June 30, 2002 of $11.0 million. The net income is primarily due to the milestone revenue resulting from the FDA approval of Xolair.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through sales of equity securities, collaboration and grant revenues, interest income and equipment financing agreements. As of June 30, 2003, we had $215.8 million in cash, cash equivalents and investments, of which $197.3 million were classified as current assets. At June 30, 2003, $14.7 million of cash and investments was restricted and pledged against our outstanding borrowings under a line of credit and our irrevocable letter of credit or was deposited with the District Court in connection with our appeal of an unfavorable arbitration ruling. In July 2003, our irrevocable letter of credit was cancelled and the related pledged investments securing the letter of credit were released.

During the six months ended June 30, 2003, we used proceeds from investment maturities and sales and interest income, together with cash and cash equivalents on hand at December 31, 2002, to fund operating activities and capital expenditures. The combination of the above items and the decrease in short and long-term investment securities resulted in a net decrease in cash, cash equivalents and investments of $12.2 million for the six months ended June 30, 2003.

In September 2002, we entered into a $16.0 million Revolving Line of Credit Note Agreement with a bank. Under the terms of the Agreement, Tanox may secure advances up to the aggregate principal amount of $16.0 million, the proceeds of which can be used to finance the our purchase of property, plant and equipment. The outstanding principal balance is payable in full on September 27, 2006, and advances bear interest at the lesser of the Prime Rate or LIBOR (the London Interbank Offered Rate), plus 1%. Accrued interest is payable on the last day of each month. As of June 30, 2003, the Company had borrowed $5.0 million under the

Agreement.

From 1994 through 1998, Novartis advanced Tanox $10.0 million, pursuant to a loan agreement, to finance its pilot manufacturing facility. Tanox has pledged all of the assets of the pilot manufacturing facility as security for the loan. The loan bears interest at the LIBOR rate plus 2%. Subject to modifications agreed to in principle concurrent with completion of the tripartite collaboration among Tanox, Novartis and Genentech in July 1996, the principal and future interest payments may be partially or totally forgiven by Novartis based on the future use of the facility. Under the loan agreements, upon activation of the facility for production, Tanox is required to make principal and interest payments on the loan in amounts equal to 75% of net cash flow, if any, from the facility. If the net cash flow payments during the ten years following the date the facility first became operational are not sufficient to repay the principal and accrued interest on the loan, Novartis has agreed to forgive the remaining principal and accrued interest. Through December 31, 2001, Novartis had forgiven the interest on the loan. The facility was activated in 2002 and, until October 2002, produced clinical trial materials for TNX-901. Accordingly, we have accrued interest of $373,000 and $162,000 on the loan for 2002 and the six months ended June 30, 2003, respectively.

During the six months ended June 30, 2003, we invested approximately $765,000 in equipment and facility improvements.

Our current and anticipated development projects will require substantial additional capital to complete. We do not expect to generate positive cash flow from operations at least until 2006 because we anticipate that the amount of cash we need to fund operations, including research and development, manufacturing and other costs, and for capital expenditures, will grow in the future as our projects move from research to clinical development to commercialization of products. We also expect that we will need to expand our clinical development, manufacturing capacity, facilities, business development and marketing activities to support the future development of our programs. We expect that cash on hand and revenue from operations will be sufficient to fund our operations for at least the next three to four years. However, our future capital needs will depend on many factors, including the successful commercialization of Xolair, receiving payments from our collaboration partners, progress in our research and development activities, commercialization activities, the costs and magnitude of product or technology acquisitions, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, establishing additional collaboration and licensing arrangements, and manufacturing scale-up costs and marketing activities, if we undertake those activities. Consequently, we may need to raise substantial additional funds. We do not have committed external sources of funding and we cannot assure that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

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

We are currently engaged in litigation relating to a fee dispute with the law firms that represented us in litigation with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award entitling the attorneys to receive (i) approximately $3.5 million, including interest, (ii) payments ranging from 33 1/3% to 40% of the future milestone payments, in excess of the first $1 million, we would receive from Genentech following product approval, and (iii) 10% of the royalties that we would receive on all sales of certain anti-IgE products. Tanox sought a court order vacating this arbitration award, but a judgment was entered confirming the award, and the judgment was affirmed by the Court of Appeals, 14th District of Texas. We have filed a petition for review with the Texas Supreme Court.

If Tanox is ultimately required to pay all or part of the award to the attorneys, Tanox could be required to pay $8.8 million plus accrued interest. The award would also reduce future milestone payments from Genentech by an average rate of 36% and reduce future royalties from the Three-Party Collaboration by 10%. Accordingly, Tanox’s future revenues, result of operations, cash flow and financial condition could be materially adversely affected.

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

Factors Affecting Forward-Looking Statements.    Some of the information in this Quarterly Report on Form 10-Q contains forward-looking statements. We typically identify forward-looking statements by using terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential”, “continue” or similar words, although we express some forward-looking statements differently. You should be aware that actual events could differ materially from those suggested in the forward-looking statement due to a number of factors, including:

•	the ability to develop safe and efficacious drugs;

•	failure to achieve positive results in preclinical and toxicology studies in animals and clinical trials in humans;

•	failure to economically manufacture sufficient amounts of our products for clinical trials and commercialization activities;

•	failure to receive, or delay in receiving, marketing approval for our products;

•	failure to successfully commercialize our products, including gaining market acceptance;

•	relationships with our collaboration partners;

•	our ability to obtain, maintain and successfully enforce patent and other proprietary rights protection of our products;

•	the outcome of pending legal disputes;

•	variability of royalty, license and other revenues;

•	our ability to enter into future collaboration agreements to support our research and development activities;

•	drug withdrawal from the market due to rare adverse reactions caused by a marketed drug;

•	our ability to secure licenses from third parties holding patents that may affect the manufacture or marketing of our products;

•	competition and technological change; and

•	existing and future regulations affecting our business, including the content, timing of submissions and decisions made by the FDA and other regulatory agencies.

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

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

Dispute With Genentech and Novartis Over Independent Development Rights and Other Matters.    The second phase of the Novartis arbitration, which will focus on each party’s claim that the other party breached the contracts between the two parties, is scheduled to take place in November 2003.

Dispute Regarding Contingent Payment for Tanox Pharma.    In March 1998, we acquired all of the outstanding shares of Tanox Pharma B.V. (formerly known as PanGenetics B.V.). Tanox and the former shareholders entered into litigation over the total consideration to be paid for Tanox Pharma B.V. While we remain confident that we made full payment as required under the stock purchase agreement, we believe that management’s time and efforts and the Company’s other resources are better directed at addressing operational activities, including its TNX-355 project. Accordingly, in April 2003, we entered into a settlement agreement with the former shareholders to resolve the disputes. For our part of the settlement, Tanox paid a cash amount, which was accrued in our financial statements at December 31, 2002, and agreed to transfer all of the stock of Tanox Pharma B.V., to certain of the former shareholders. Tanox Pharma B.V. holds the rights to the anti-CD40 project (TNX-100).

Dispute with Former Attorneys.    We are arbitrating a fee dispute with the law firms that represented us in connection with a lawsuit involving Genentech relating to, among other things, the intellectual property rights of the parties surrounding the development of anti-IgE technology. We settled the lawsuit contemporaneously with the formation of our collaboration with Genentech.

We initiated the arbitration proceeding in August 1996, after we and our attorneys, Akin, Gump, Strauss, Hauer and Feld, L.L.P., The Robinson Law Firm and Williams, Birnberg & Anderson, could not reach agreement on the fee owed pursuant to the terms of our written fee agreement. The arbitration panel issued an award entitling the attorneys to receive (i) approximately $3.5 million, including interest, (ii) payments ranging from 33 1/3% to 40% of the future milestone payments, in excess of the first $1 million, we would receive from Genentech under the collaboration following product approval and (iii) 10% of the royalties that we receive on all sales of certain anti-IgE products.

We sought a court order vacating the arbitration award, but a judgment was entered confirming the award, and the judgment was affirmed by the Court of Appeals, 14th District of Texas. We have filed a petition for review with the Texas Supreme Court.

If this proceeding continues to result in decisions unfavorable to us, we could lose substantial value from our collaboration with Novartis and Genentech by virtue of the legal fees awarded by the panel, which could negatively affect our stock price and harm our business, financial condition and results of operations.

Item 2.    Changes in Securities and Use of Proceeds

On April 6, 2000, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1, Commission File No. 333-96025, registering the sale of 8,568,000 shares of our common stock (including the over-allotment option) for net proceeds of $225.8 million. For the three months ended June 30, 2003, we used approximately $8.5 million of our initial public offering proceeds as follows (in thousands):

Purpose	Quarter ended June 30, 2003	Since April 6, 2000
Research and development activities, general corporate purposes and working capital	$7,933	$36,554
Capital expenditures	600	5,432

	$8,533	$41,986

The remaining portion of the net offering proceeds has been invested in cash equivalents and held-to-maturity investments. Our use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

Item 4.    Submission of Matters to a Vote of Security Holders

At our 2003 Annual Meeting of Shareholders held on May 9, 2003, the stockholders of the Company elected the following persons as Class III directors for a term of three years by votes indicated:

Name	Number of Votes For	Number of Votes Withheld
Nancy T. Chang	32,547,754	1,527,577
William J. Jenkins	33,784,203	291,128

The other directors whose terms of office as director continue after the meeting are Heinz W. Bull, Tse-Wen Chang and Osama Mikhail.

The stockholders ratified the appointment of Ernst & Young LLP as Tanox’s independent auditors for 2003 as follows:

Number of Votes For:	34,059,698
Number of Votes Against:	12,972
Number of Votes Abstained:	2,661

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President of Finance Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and Vice President of Finance Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K.

Current Report on Form 8-K dated May 6, 2003, filed pursuant to Item 5 of the report and containing a copy of the Company’s press release entitled “Tanox Reports First Quarter 2003 Financial Results”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANOX, INC.

Date: August 4, 2003	By:	/s/ Nancy T. Chang Nancy T. Chang President and Chief Executive Officer

Date: August 4, 2003	By:	/s/ Gregory P. Guidroz Gregory P. Guidroz Vice President of Finance