Form 10-Q
period 2003-09-30
TANOX INC
filed 2003-11-14
CIK 1099414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 7, 2003 the registrant had 44,440,406 shares of Common Stock issued and 43,885,706 shares of Common Stock outstanding.

TANOX, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

TANOX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per share data)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,535	$15,968
Restricted cash	9,749	4,795
Short-term investments, including restricted amounts of $6,131 and $4,083 in 2003 and 2002, respectively	143,849	113,640
Interest receivable	2,692	3,230
Accounts receivable	731	322
Accounts receivable from related party	177	—
Prepaid expenses and other	549	332

Total current assets	193,282	138,287

LONG-TERM INVESTMENTS – HELD-TO-MATURITY, including restricted amounts of $5,563 in 2002	42,309	93,587

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $9,675 and $8,208 in 2003 and 2002, respectively	18,241	19,197
OTHER ASSETS	61	140

TOTAL ASSETS	$253,893	$251,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$893	$1,111
Accrued liabilities	3,157	5,510
Accrued arbitration award	9,600	4,074

Total current liabilities	13,650	10,695

LONG –TERM LIABILITIES:
Note payable to bank	5,000	5,000
Note payable to related party	10,000	10,000

Total long-term liabilities	15,000	15,000

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 44,424,326 and 44,301,641 shares issued, and 43,869,626 and 43,746,941 shares outstanding in 2003 and 2002, respectively	444	443
Additional paid-in capital	311,114	310,073
Treasury stock, at cost; 554,700 shares in 2003 and 2002	(6,261)	(6,261)
Accumulated other comprehensive income	643	168
Accumulated deficit	(80,697)	(78,907)

Total stockholders’ equity	225,243	225,516

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$253,893	$251,211

See accompanying notes to condensed consolidated financial statements.

TANOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUES:
Development agreements and licensing fees, net of arbitration award (see Note 2)	$176	$253	$11,952	$407
Development agreements with related party	222	—	3,222	—
Royalties, net of arbitration award (see Note 2)	501	—	502	2

Total revenues	899	253	15,676	409

OPERATING COSTS AND EXPENSES:
Research and development	5,264	6,460	15,761	16,875
General and administrative	1,214	2,655	5,801	7,193
Restructuring charge	—	—	—	(89)

Total operating costs and expenses	6,478	9,115	21,562	23,979

LOSS FROM OPERATIONS	(5,579)	(8,862)	(5,886)	(23,570)

OTHER INCOME (EXPENSE):
Interest income	1,439	1,921	4,598	6,077
Interest expense	(106)	(146)	(344)	(422)
Other, net	(115)	(565)	(386)	(777)

Total other income	1,218	1,210	3,868	4,878

LOSS BEFORE INCOME TAX BENEFIT	(4,361)	(7,652)	(2,018)	(18,692)
Income tax benefit	—	—	(228)	—

NET LOSS	$(4,361)	$(7,652)	$(1,790)	$(18,692)

NET LOSS PER BASIC and DILUTED SHARE	$(0.10)	$(0.17)	$(0.04)	$(0.43)

SHARES USED IN COMPUTING NET LOSS PER SHARE – BASIC AND DILUTED	43,806	43,743	43,789	43,602

COMPREHENSIVE LOSS:
Net loss	$(4,361)	$(7,652)	$(1,790)	$(18,692)
Foreign currency translation adjustment	—	—	(168)	1
Unrealized gain on available-for-sale security	391	—	643	—

TOTAL COMPREHENSIVE LOSS	$(3,970)	$(7,652)	$(1,315)	$(18,691)

See accompanying notes to condensed consolidated financial statements.

TANOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,790)	$(18,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,689	1,509
Loss on available-for-sale investment	—	784
Compensation expense related to stock options	46	(113)
Restructuring charge	—	(89)
Loss on sale of equipment	348	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables and other assets	(309)	253
(Decrease) increase in current liabilities	2,955	(1,223)
Other, net	123	68

Net cash (used in) provided by operating activities	3,062	(17,503)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,132)	(9,140)
Purchases of investments	(59,660)	(153,239)
Maturities and sales of investments	81,372	64,710
Proceeds from sale of equipment	51	—
Increase in restricted cash	(4,954)	—
Other, net	—	(3)

Net cash (used in) provided by investing activities	15,677	(97,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	996	342
Advance on Line of Credit	—	5,000
Purchase of treasury stock	—	(5,252)

Net cash provided by financing activities	996	90

IMPACT OF EXCHANGE RATES ON CASH	(168)	1

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,567	(115,084)

CASH AND CASH EQUIVALENTS:
Beginning of period	15,968	142,883

End of period	$35,535	$27,799

See accompanying notes to condensed consolidated financial statements.

TANOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(unaudited)

1. Basis of Consolidation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of Tanox, Inc. and its wholly owned subsidiaries (collectively the Company or Tanox). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included. These condensed consolidated interim financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2003.

Certain 2002 amounts, primarily restricted cash and other minor amounts previously reported, have been reclassified in order to ensure comparability.

2. Revenues

Development Agreements and Licensing Fees. Revenues from development agreements in the third quarter of 2003 include reimbursement by our collaboration partners, Genentech, Inc. (Genentech) and Novartis Pharma A.G. (Novartis)(a related party), of selected costs incurred in the development of TNX-901. Year to date development agreement revenues include $20 million of Xolair milestone payments received from the same collaboration partners. This revenue was reduced by $5.3 million of the Genentech milestone payment which is due to our former attorneys under an adverse arbitration award (see Note 8. Commitments and Contingencies). Licensing fee revenue includes rights to license and sublicense Tanox’s technology or product rights.

Royalties. We receive a royalty on the net sales of Xolair by Genentech and Novartis in the United States. Genentech reported Xolair sales of $6.8 million for the third quarter of 2003, which is the basis for our royalty calculations. Estimated amounts due have been reduced by $56,000 which is due to our former attorneys (see Note 8. Commitments and Contingencies) and reflect certain credits for prior milestone payments made to Tanox.

3. Tanox Pharma B.V. Restructuring

Tanox recorded a restructuring charge in June 2001, in connection with the closing of the Tanox Pharma B.V. operation in the Netherlands and the consolidation of Tanox’s research operations into a single site at its headquarters in Houston. Tanox completed the restructuring activity in April 2003.

4. Investments

Investments consist of the following (in thousands):

	September 30, 2003	December 31, 2002
Held-to-maturity investments – short-term	$142,990	$113,424
Available-for-sale investment	859	216

Total short-term investments	143,849	113,640

Held-to-maturity investments – long-term	42,309	93,587

	$186,158	$207,227

Held-to-maturity investments consist of investment grade corporate bonds and commercial paper with maturities of less than three years from the balance sheet date. Tanox’s policy is to hold all investments in bonds and commercial paper until maturity; therefore, these investments are classified as held-to-maturity and carried at amortized cost.

Tanox’s net carrying value of held-to-maturity investments in bonds and commercial paper at September 30, 2003 and December 31, 2002, was $186.2 million and $207.2 million, respectively. The fair value of these investments at September 30, 2003 and December 31, 2002, was $186.0 million and $209.5 million, respectively. As of September 30, 2003, investments in securities with credit ratings of A1/P1 were 1%, A was 18%, AA was 30% and AAA was 51% of the total held-to-maturity investment portfolio.

5. Line of Credit Note

Tanox borrowed $5.0 million in September 2002 from a bank under a $16.0 million Revolving Line of Credit Note Agreement (the Agreement). Under the terms of the Agreement, Tanox may secure advances up to the aggregate principal amount of $16.0 million, the proceeds of which can be used to finance the purchase of property, plant and equipment. The outstanding balance is payable in full on September 27, 2006, and advances bear interest at the lesser of the Prime Rate or LIBOR plus 1%, which at September 30, 2003 was 2.125%. Borrowings under the Agreement are collateralized with cash and investments equal to or greater than 100% of the outstanding principal balance of the Note.

6. Net Loss Per Share

SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as basic EPS, except that diluted EPS reflects the potential dilution that would occur if outstanding options and warrants were exercised. Tanox incurred net losses for the three and nine month periods ended September 30, 2003 and 2002; therefore, all options outstanding for each of the periods were excluded from the computation of diluted EPS because they would have been antidilutive.

7. Stock Based Compensation

Tanox has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”) effective December 2002. SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, the company continues to apply the accounting provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, with regard to the measurement of compensation cost for options granted under our stock-based compensation plans. Under the intrinsic value method described in APB Option No. 25, no compensation expense is recognized if the exercise price of the employee stock option equals the market price of the underlying stock on the date of the grant. For the three and nine months ended September 30, 2003, no compensation expense was recorded. For the three and nine months ended September 30, 2002, $0 and $83,000, respectively, of compensation expense was recorded.

Assuming the compensation cost for the stock option plans had been determined pursuant to the fair value method under SFAS No. 123, Tanox’s pro forma net loss would have been as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) -
As reported	$(4,361)	$(7,652)	$(1,790)	$(18,692)
Stock option compensation included in the determination of net income as reported	—	—	—	83
Stock option compensation expense if the fair value method had been applied	(1,285)	(1,575)	(3,560)	(3,738)

Pro forma net income (loss)	$(5,646)	$(9,227)	$(5,350)	$(22,347)

Loss per share – Basic and Diluted
As reported	$(0.10)	$(0.17)	$(0.04)	$(0.43)
Pro forma	$(0.13)	$(0.21)	$(0.12)	$(0.51)

8. Commitments and Contingencies

Tanox has been engaged in litigation in connection with a fee dispute with the law firms that represented Tanox in a lawsuit with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award in 1999 entitling the attorneys to receive (i) approximately $3.5 million, including interest, (ii) payments ranging from 33-1/3% to 40% of the future milestone payments, in excess of the first $1 million, that Tanox may receive from Genentech following product approval and (iii) 10% of the royalties that Tanox may receive on sales of certain anti-IgE products. Tanox sought a court order vacating this arbitration award, but a judgment was entered confirming the award, and that judgment was confirmed by the Court of Appeals, 14th District of Texas. On October 31, 2003, the Texas Supreme Court denied our petition for review.

Since 1999, Tanox has accrued all amounts that would have been payable to the former attorneys under the disputed award with respect to milestones received from Genentech. Any amounts payable to the former attorneys relating to royalties on Xolair will depend on the level of Xolair sales and the amount of royalties actually received by Tanox from Genentech and Novartis. Inclusive of the payments to the former attorneys, Tanox expects to receive approximately 8% to 12% of net worldwide sales of Xolair in the form of royalties and profit sharing, although certain milestone credits against royalties and profit sharing may cause the overall rate to fall below this range in the near term.

During the appeals process, Tanox has been required to post a bond or place amounts in escrow to secure payment of the award, and the Company had deposited $9.6 million in escrow with the District Court at September 30, 2003.

Tanox is engaged in various legal disputes with Novartis and Genentech over matters relating to their collaborative agreements. From time to time Tanox is a defendant in other lawsuits incidental to its business. Management believes that the outcome of these lawsuits will not be material to Tanox’s financial statements.

9. Subsequent Events

On October 28, 2003, the Company signed a construction contract to build out research laboratories and offices in a building that the company purchased in September 2002. The total cost of the project is estimated to be $9.2 million. The construction is expected to be completed by the end of March 2004, at which time Tanox’s corporate administrative offices, clinical development and research staff will be relocated to the new facility.

On November 12, 2003, Tanox signed agreements with Wyeth Pharmaceuticals, a division of Wyeth, to develop new classes of drugs for the treatment of osteoporosis. Under the agreements, Wyeth will develop a small molecule-based drug and Tanox will develop an antibody-based drug in parallel. The research is based on a Tanox patented proprietary target gene. Tanox will receive an upfront payment of $1 million.

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

In the 1980s, we discovered a novel approach for treating allergies and asthma by using anti-immunoglobulin E, or anti-IgE, antibodies capable of blocking IgE, a causative agent of the allergy pathway. Xolair, a humanized monoclonal antibody that blocks IgE, was approved on June 20, 2003, by the U.S. Food and Drug Administration (FDA). Xolair is currently labeled for treatment of adults and adolescents (12 years of age and above) with moderate-to-severe persistent asthma who have a positive skin test or in vitro reactivity to a perennial aeroallergen and whose symptoms are inadequately controlled with inhaled corticosteroids. Xolair has been shown to decrease the incidence of asthma exacerbations in these patients. Safety and efficacy have not been established in other allergic conditions. Xolair is being developed and commercialized under collaboration agreements with Novartis and Genentech and is being marketed in the U.S. by Genentech and Novartis.

Xolair was launched in the U.S. on July 19, 2003. Approximately 250 sales representatives, 125 each from Genentech and Novartis, are targeting allergists and pulmonologists who specialize in treating asthma. Xolair is being distributed through five specialty pharmacy distributors and broad coverage by insurance companies has been secured.

TNX-901, another humanized anti-IgE monoclonal antibody, was tested by Tanox in a double blinded, placebo controlled Phase 2 clinical trial in peanut allergic patients. After four months of treatment, significant decreases in sensitivity to peanuts were demonstrated by oral food challenge. Plans for further peanut allergy studies have been discussed among Tanox, Novartis and Genentech. Based on manufacturing requirements and time to market, a development committee comprising representatives of the three parties is recommending that the companies select Xolair for further development for peanut allergy instead of TNX-901. We are completing a multiple dose Phase 1b trial with TNX-355, an anti-CD4 antibody, in HIV-infected patients. Preliminary results show TNX-355 therapy was well tolerated and associated with initial, clinically meaningful reductions in viral load. On October 6, 2003, the FDA granted fast track status designation to TNX-355 for the treatment of patients with human immunodeficiency virus 1 (HIV-1) infection who have failed or are failing antiretroviral therapy. TNX-224, a complement factor D inhibiting antibody, is in preclinical studies for treating complement mediated diseases. We are also conducting target discovery and target validation research on several new targets implicated in allergies and other immune-mediated disorders.

With the FDA approval of Xolair, Tanox received $20 million of milestone payments under our collaboration agreements with Novartis and Genentech. Under the terms of an adverse arbitration award (see Note 8. Commitments and Contingencies), $5.3 million of the Genentech milestone payment is due to our former attorneys.

Under our collaboration agreement with Genentech and Novartis, we receive a royalty on the net sales of Xolair and, when Xolair sales reach a level that generates net profits, we will share in Novartis’ net profits from sales of Xolair in the United States. Outside the United States, we will receive a royalty on the net sales of Xolair, except in China, Hong Kong, Korea, Singapore and Taiwan, where we will share Xolair costs and profits with Novartis. We expect that the net amount Tanox will receive from Xolair, after giving effect to amounts payable to our former attorneys under an adverse arbitration award, will be in the approximate range of 8% to 12% of net sales depending on sales level and geographic distribution of Xolair, although certain milestone credits against royalties and profit sharing may cause the overall rate to fall below this range in the near term. In the third quarter 2003, we began to record royalty revenue on estimated net sales of Xolair. The amount payable to our former attorneys has been deducted from revenues and a corresponding liability has been included in accrued arbitration award at September 30, 2003. Over the next several years, we expect our principal revenues will be milestone payments, royalties and profit-sharing payments from sales of Xolair. Our future revenues will depend on the success of our collaboration partners in marketing Xolair.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.

Revenue Recognition

Revenues from development agreements include payments for milestone achievements and sponsored research and development costs. Milestone payments are received under best efforts contracts, are not refundable and are recognized when the milestones are achieved and there are no remaining performance obligations. Revenues for sponsored research and development are recognized as we complete our obligations related to such activities. Any revenue contingent upon future performance is deferred and recognized as the performance is completed. Royalty revenue results from our collaboration agreements with Genentech and Novartis and is recorded monthly as revenue based on contractual terms applied to reports provided by Genentech and Novartis. We receive a royalty on the net sales of Xolair in the United States and Europe and share in the profits of Xolair sales by Novartis in the United States. Under our collaboration agreement with Genentech and Novartis, royalty estimates are reconciled and adjusted when actual results are reported to us. Revenues recognized will be reduced by certain milestone credits and by certain amounts due to our former attorneys under an adverse arbitration ruling.

Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of highly-liquid investments with original maturities of three months or less. Management determines the appropriate classification of its cash equivalents, short-term investments and long-term investments at the time of purchase. Investments consist of investment grade corporate bonds, commercial paper, asset backed securities, and government agency securities with maturities of less than three years from the balance sheet date. All investments are classified as held-to-maturity and carried at amortized cost in the accompanying financial statements with the exception of one available-for-sale investment, which is stated at fair value based on the quoted market price of the investment. Unrealized gains and losses on such securities are reported as other comprehensive income (loss), which is a separate component of stockholders’ equity. For the nine months ended September 30, 2003, the fair value of our available-for-sale investment increased by $643,000 and the unrealized gain is included as a component of stockholders’ equity.

We are required to maintain restricted cash or investments to collateralize borrowings under Tanox’s line of credit. Additionally, we have deposited cash of $9.6 million with the Houston District Court to secure payment in connection with our appeal of the adverse arbitration award with our former attorneys. At September 30, 2003, Tanox had restricted cash and investments of $15.9 million.

At September 30, 2003, we held investments with a net carrying value of $186.2 million and a fair market value of $186.0 million. At any point in time, amortized cost may be greater or less than fair market value. If investments are sold prior to maturity, we could incur a realized gain or loss based on the fair market value of the investments at the date of sale. Additionally, we could incur future losses on investments if the investment issuer becomes impaired or the investment is downgraded.

Research and Development

Research and development costs, including incidental patent costs, are expensed as incurred. Research and development costs include estimates for clinical trial costs, which are based on patient enrollment and clinical trial progress. Actual costs may differ from estimates.

Contingent Liabilities

We are currently involved in certain legal proceedings as discussed in Note 8 and the “Commitments and Contingencies” note in the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2002. We have accrued our estimate of litigation-related liabilities in consultation with outside counsel handling our cases. The estimate is based on the facts and circumstances of these matters known to us at this time. The actual liability may be more or less than the amount of our current estimates, depending on the outcome of these matters.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 and 2002

Revenues. Revenues totaled $899,000 for the three months ended September 30, 2003 compared with $253,000 for the three months ended September 30, 2002. For the current quarter, royalty revenue was $501,000 ($557,000 less $56,000 deducted for the arbitration award). Development agreement revenue for the current quarter included $352,000 that was reimbursement by Genentech and Novartis, our collaboration partners, of selected development costs we incurred for TNX-901. Revenues in the three months ended September 30, 2002 were primarily from a licensing fee.

Research and Development Expenses. Research and development expenses were $5.3 million and $6.5 million for the three months ended September 30, 2003 and 2002, respectively. The decrease in research and development expenses during the third quarter of 2003 was primarily due to lower clinical trial expenses in 2003 resulting from the termination in October 2002 of TNX-901 development (exclusive of the TNX-901 extension trial, which is still ongoing) and related personnel costs.

General and Administrative Expenses. General and administrative expenses were $1.2 million and $2.7 million for the three months ended September 30, 2003 and 2002, respectively. The decrease of $1.5 million was due to reduced litigation and personnel related costs in the 2003 period.

Other Income (Expense). Other income was unchanged at $1.2 million for the three months ended September 30, 2003 and 2002. Interest income in the third quarter of 2003 decreased to $1.4 million compared to the $1.9 million in the third quarter of 2002 because of lower interest rates on our investment portfolio. The third quarter of 2002 included a $564,000 other-than-temporary impairment of an available-for-sale investment.

Net Loss. For the three months ended September 30, 2003, we recorded a net loss of $4.4 million, versus a net loss for the three months ended September 30, 2002 of $7.7 million. Net loss per share was $0.10 versus $0.17 in the third quarter of 2002.

Nine Months Ended September 30, 2003 and 2002

Revenues. Revenues totaled $15.7 million for the nine months ended September 30, 2003 compared to $409,000 for the nine months ended September 30, 2002. Development agreement revenue for the current year was mainly from the $14.7 million in milestone revenue earned upon the FDA approval of Xolair in June 2003 per our collaboration agreements with Novartis and Genentech. This revenue was net of $5.3 million accrued as payments due to our former attorneys under an adverse arbitration ruling. Royalty revenue recognized in the nine months ended September 30, 2003 was $502,000 ($558,000, less $56,000 deducted for the arbitration award).

Research and Development Expenses. Research and development expenses were $15.8 million and $16.9 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in research and development expenses in 2003 was primarily due to decreased clinical trial expenses and clinical manufacturing costs for the TNX-901 program.

General and Administrative Expenses. General and administrative expenses decreased to $5.8 million for the first nine months of 2003 from $7.2 million for the comparable 2002 period. The decrease was due to reduced litigation and personnel related costs, which was partially offset by increased directors and officers’ insurance expense.

Restructuring Charge. In the second quarter of 2001, the Company recorded a $3.9 million restructuring charge associated with the closure of the research operations of Tanox Pharma B.V. (see Note 3). During the third quarter of 2002, the estimated cost to complete these activities was reduced by $89,000. Tanox completed the restructuring activities in April 2003.

Other Income (Expense). Other income was $3.9 million and $4.9 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in other income was due to lower interest rates on our investment portfolio and a loss on the sale of assets associated with closing our Taiwan office. In 2002, higher interest income was offset by a $784,000 other-than temporary impairment of our available-for-sale investment.

Income Tax Benefit. During the nine months ended September 30, 2003, we received a refund related to Alternative Minimum Taxes paid in 1996 and 1997 which we recorded as a credit (benefit) to our income tax provision. We have not recorded an income tax provision because of a projected net loss for the year 2003.

Net Loss. For the nine months ended September 30, 2003, we recorded a net loss of $1.8 million, versus a net loss for the nine months ended September 30, 2002 of $18.7 million. Net loss per share was $0.04 versus $0.43 in the first nine months of 2002.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through sales of equity securities, collaboration and grant revenues, interest income and equipment financing agreements. As of September 30, 2003, we had $231.4 million in cash, cash equivalents and investments, of which $189.1 million were classified as current assets. At September 30, 2003, $15.9 million of cash and investments was restricted and pledged against our outstanding borrowings under a line of credit or was deposited with the District Court in connection with our appeal of an unfavorable arbitration ruling. In July 2003, our irrevocable letter of credit was cancelled and the related pledged investments securing the letter of credit were released.

During the nine months ended September 30, 2003, we used proceeds from investment maturities and interest income, together with cash and cash equivalents on hand at December 31, 2002, to fund operating activities and capital expenditures. The combination of the above items were offset by the net milestone payment of $14.7 million received from Novartis and Genentech, resulting in a net increase in cash, restricted cash, cash equivalents and investments of $3.5 million for the nine months ended September 30, 2003.

In September 2002, we entered into a $16.0 million Revolving Line of Credit Note Agreement with a bank. Under the terms of the Agreement, Tanox may secure advances up to the aggregate principal amount of $16.0 million, the proceeds of which can be used to finance the purchase of property, plant and equipment. The outstanding principal balance is payable in full on September 27, 2006, and advances bear interest at the lesser of the Prime Rate or LIBOR (the London Interbank Offered Rate), plus 1%. Accrued interest is payable on the last day of each month. As of September 30, 2003, the Company had borrowed $5.0 million under the Agreement.

From 1994 through 1998, Novartis advanced Tanox $10.0 million, pursuant to a loan agreement, to finance its pilot manufacturing facility. Tanox has pledged all of the assets of the pilot manufacturing facility as security for the loan. The loan bears interest at the LIBOR rate plus 2%. Subject to modifications agreed to in principle concurrent with completion of a tripartite collaboration among Tanox, Novartis and Genentech in July 1996, the principal and future interest payments may be partially or totally forgiven by Novartis based on the future use of the facility. Under the loan agreements, upon activation of the facility for production, Tanox is required to make principal and interest payments on the loan in amounts equal to 75% of net cash flow, if any, from the facility. If the net cash flow payments during the ten years following the date the facility first became operational are not sufficient to repay the principal and accrued interest on the loan, Novartis has agreed to forgive the remaining principal and accrued interest. Through December 31, 2001, Novartis had forgiven the interest on the loan. The facility was activated in 2002 and, until October 2002, produced clinical trial materials for TNX-901. Accordingly, we have accrued interest of $373,000 and $241,000 on the loan for 2002 and the nine months ended September 30, 2003, respectively.

During the nine months ended September 30, 2003, we invested approximately $1.1 million in equipment and facility improvements.

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

We have been engaged in litigation in connection with a fee dispute with the law firms that represented us in litigation with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award entitling the attorneys to receive (i) approximately $3.5 million, including interest, (ii) payments ranging from 33-1/3% to 40% of the future milestone payments, in excess of the first $1 million, we would receive from Genentech following product approval, and (iii) 10% of the royalties that we would receive on all sales of certain anti-IgE products. Tanox sought a court order vacating this arbitration award, but a judgment was entered confirming the award, and that judgment was affirmed by the Court of Appeals, 14th District of Texas. On October 31, 2003, the Texas Supreme Court denied our petition for review.

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

Tanox’s Chief Executive Officer and Vice President of Finance have concluded that Tanox’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15d-14(c)) are sufficiently effective to ensure that the information required to be disclosed by Tanox in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted as of the end of the period covered by this report.

Subsequent to Tanox’s evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Dispute With Genentech and Novartis Over Independent Development Rights and Other Matters. The second phase of the Novartis arbitration, which will focus on each party’s claim that the other party breached the contracts between the two parties, has been postponed pending negotiation by the parties.

Dispute with Former Attorneys. We have been seeking vacature of an arbitration award rendered in a fee dispute with the law firms that represented us in connection with a lawsuit involving Genentech relating to, among other things, the intellectual property rights of the parties surrounding the development of anti-IgE technology. We settled the lawsuit contemporaneously with the formation of our collaboration with Genentech.

We initiated the arbitration proceeding in August 1996, after we and our attorneys, Akin, Gump, Strauss, Hauer and Feld, L.L.P., The Robinson Law Firm and Williams, Birnberg & Anderson, could not reach agreement on the fee owed pursuant to the terms of our written fee agreement. The arbitration panel issued an award entitling the attorneys to receive (i) approximately $3.5 million, including interest, (ii) payments ranging from 33-1/3% to 40% of the future milestone payments, in excess of the first $1 million, we would receive from Genentech under the collaboration following product approval and (iii) 10% of the royalties that we receive on all sales of certain anti-IgE products.

We sought a court order vacating the arbitration award, but a judgment was entered confirming the award, and that judgment was affirmed by the Court of Appeals, 14th District of Texas. On October 31, 2003, the Texas Supreme Court denied our petition for review.

Item 2.	Changes in Securities and Use of Proceeds

On April 6, 2000, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1, Commission File No. 333-96025, registering the sale of 8,568,000 shares of our common stock (including the over-allotment option) for net proceeds of $225.8 million. For the three months ended September 30, 2003, we used approximately $4.2 million of our initial public offering proceeds as follows (in thousands):

Purpose	Quarter ended September 30, 2003	Since April 6, 2000
Research and development activities, general corporate purposes and working capital	$3,062	$39,616
Capital expenditures	1,132	6,564

	$4,194	$46,180

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

(b) Reports on Form 8-K.

Current Report on Form 8-K dated August 5, 2003, filed pursuant to Item 5 of the report and containing a copy of the Company’s press release entitled “Tanox Reports Second Quarter 2003 Financial Results”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANOX, INC.

Date: November 13, 2003	By:	/s/ NANCY T. CHANG
Nancy T. Chang President and Chief Executive Officer

Date: November 13, 2003	By:	/s/ GREGORY P. GUIDROZ
Gregory P. Guidroz Vice President of Finance