Form 10-K
period 2003-12-31
TANOX INC
filed 2004-03-15
CIK 1099414

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-30231

TANOX, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0196733
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10301 Stella Link, Houston, Texas 77025
(Address of principal executive offices)

713-578-4000
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $.01 par value
Preferred Share Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

     The aggregate market value of the registrant’s common stock held by nonaffiliates as of June 30, 2003 was $486,482,822.

     Number of shares of outstanding common stock as of March 10, 2004: 43,941,226.

DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Items 10, 11, 12 and 13 of Part III will be included in the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

In this report, “Tanox”, “we”, “us” and “our” refer to Tanox, Inc. “Common Stock” refers to Tanox’s common stock, par value $0.01 per share.

Xolair® (omalizumab) anti-IgE antibody is a trademark of Novartis AG.

i

PART I

ITEM 1. Business

Overview

     Tanox discovers and develops therapeutic monoclonal antibodies to address significant unmet medical needs in the areas of asthma, allergy, inflammation, diseases affecting the human immune system and infectious diseases. Tanox’s products are genetically engineered antibodies that target a specific molecule or antigen.

     Our first product, Xolair® (omalizumab), was developed in collaboration with Genentech, Inc. and Novartis Pharma, A.G. Xolair received U.S. Food and Drug Administration (FDA) marketing approval on June 20, 2003, and was launched in the U.S. in July 2003. Xolair is currently labeled for treatment of adults and adolescents (12 years of age and above) with moderate-to-severe persistent asthma who have a positive skin test or in vitro reactivity to a perennial aeroallergen and whose symptoms are inadequately controlled with inhaled corticosteroids. Xolair is an anti-immunoglobulin E, or anti-IgE, antibody that has been shown to decrease the incidence of asthma exacerbations in these patients. Safety and efficacy have not been established in other allergic conditions. Genentech, Novartis and Tanox expect to initiate clinical trials in 2004 to test the safety and efficacy of Xolair to treat pediatric asthma patients and peanut allergy patients.

     We are currently developing TNX-355, an anti-CD4 monoclonal antibody with a novel mechanism of action, for treating HIV-infected patients. We have completed a single-dose 30-patient, Phase 1a trial and a multiple-dose 22-patient, Phase 1b trial with TNX-355. A randomized Phase 2 trial to optimized background therapy (OBT) plus TNX-355 or to OBT alone is planned to start in the first half of 2004. In addition, we have active preclinical research programs aimed at developing novel therapeutic antibodies to treat intrinsic asthma, complement mediated diseases and osteoporosis.

Our Strategy

     Our objective is to become a profitable, fully integrated biopharmaceutical company by developing, manufacturing and marketing innovative monoclonal antibody products for the treatment of asthma, allergy, diseases of the immune system, infectious diseases and other related diseases. Key aspects of our corporate strategy include the following:

•	Expand the indications for Xolair. We continue our efforts to expand the market opportunity for Xolair in collaboration with Genentech and Novartis. We are currently working with our partners in the planning of clinical trials of Xolair in pediatric asthma and peanut allergy. Through a Phase 2 trial using another anti-IgE antibody, TNX-901, we have validated that anti-IgE treatment may be effective to protect patients suffering from peanut allergy.

•	Advance Our Product Pipeline. We recently completed Phase 1a and Phase 1b trials with TNX-355 in HIV-infected patients. The data from the two trials showed that TNX-355 was well tolerated, without evidence of CD4 cell depletion. We expect to start a double blinded, randomized, placebo controlled Phase 2 clinical trial in the first half of 2004 to further evaluate the safety and efficacy of TNX-355. If the data from this Phase 2 trial is positive, we may advance the product into Phase 3 clinical trials and develop a commercialization strategy.

•	Expand Our Product Pipeline Through Acquisition and Licensing. In addition to our internal development efforts, we plan to selectively license and acquire product opportunities and businesses that complement our product pipeline and technology platform. We believe that we are well positioned to attract in-licensing and acquisition candidates as a result of our expertise in monoclonal antibody technology and our strong financial position.

•	Advance the Development of Our Preclinical Product Candidates. We plan to advance our preclinical product candidates into clinical trials for the treatment of asthma, allergy, inflammatory diseases, immunological and infectious diseases.

•	Form Strategic Collaborations to Support Development and Commercialization of Our Products. To enable us to develop products and to mitigate risk, we may deem it advantageous to partner with other pharmaceutical and biotech companies. These partnerships could allow us to obtain funding for our development, manufacturing and marketing activities, thereby reducing the substantial financial investment that is required to develop our products. They could provide us with domestic and international marketing and sales expertise for our partnered products. To the extent economically feasible, we expect to retain strategically important development, manufacturing or marketing rights in order to maximize the value of our drug development opportunities.

•	Expand Our Biologics Manufacturing Capability. To support our future clinical manufacturing and commercial supply needs, we are investigating construction or acquisition of a new biologics manufacturing facility, as well as other alternatives for manufacturing capacity, that can supply drugs for our clinical trials and initial commercial launches.

Monoclonal Antibodies

     Monoclonal antibodies represent an exciting area of therapeutic product development. Genetically engineered monoclonal antibodies are man-made antibodies that target a specific antigen. Most monoclonal antibodies are derived from animals such as mice. Advances in antibody design technologies have enabled scientists to develop humanized (human-like) and fully human antibody products that can be administered to patients on a chronic basis with reduced concern for being recognized as foreign and triggering adverse responses by the human immune system. Advances in antibody production technologies, such as high productivity fermentation and experimental technologies such as transgenic plants and animals, have enabled manufacturers to produce antibody products more cost-effectively. Because of these advances, many monoclonal antibodies have already been approved for marketing as therapeutics by the FDA, and a large number of monoclonal antibodies are currently undergoing clinical and preclinical investigation.

     Our drugs target various elements or malfunctions of the immune system underlying the cause of diseases. We have designed drugs to deactivate or reduce the activity of the immune system for diseases caused by over-activation or inappropriate activation of immune responses, such as autoimmune and allergic diseases and inflammation. We also have designed drugs to activate the immune system for treatment of diseases where boosting immune protection is desirable, such as HIV/AIDS. Our products have either resulted from internal research or were in-licensed or acquired.

Marketed Product — Xolair

     Xolair, the first anti-IgE antibody to reach the market, is also Tanox’s first commercial product. Xolair was approved by the FDA on June 20, 2003. Xolair generated approximately $25 million of sales in the U.S. in 2003. The current approved label for Xolair is for treatment of adults and adolescents (12 years of age and above) with moderate-to-severe persistent asthma who have a positive skin test or in vitro reactivity to a perennial aeroallergen and whose symptoms are inadequately controlled with inhaled corticosteroids. Xolair has been shown to decrease the incidence of asthma exacerbations in these patients. Safety and efficacy have not been established in other allergic conditions.

Mechanism of Action of Xolair

     Xolair is a recombinant humanized monoclonal antibody targeting IgE, one of the key inflammatory proteins implicated in allergic diseases such as asthma, allergic rhinitis and food allergy. In allergic diseases, the immune system responds to the antigen, or allergen in this case, by producing IgE. IgE binds to the surface of mast cells and basophils through high affinity IgE receptors on the cell surface. These cells, which are found in tissue and also circulate in the blood, contain or can produce chemicals such as histamine and leukotrienes, which induce inflammation. The first time an allergy-prone person is exposed to an allergen, he or she makes IgE specific to that allergen. These IgE molecules circulate in the blood stream and find their way to attach to the mast cells or basophils, thereby arming these cells. When a mast cell or basophil armed with allergen specific IgE on its surface again comes in contact with its specific allergen, the allergen will bind to the specific IgE molecules, with resultant cross-linking of the underlying receptors on the cell surface. This event signals the mast cell or basophil to release its powerful chemicals, causing tissue inflammation and asthma and allergy symptoms, including wheezing, coughing, sneezing, runny nose, watery eyes and itching. Xolair binds to circulating IgE, masking the binding site for the IgE receptor and thereby preventing IgE from binding to and arming mast cells and basophils. In this fashion, Xolair blocks or inhibits the allergic response. In addition, Xolair also reduces the high-affinity IgE receptors on mast cells, basophils and dendritic cells, further inhibiting the allergic pathway.

Market Opportunity — Moderate to Severe Allergic Asthma

     Asthma makes breathing difficult and is potentially life threatening. Approximately 35.6 million people in the top seven global markets (France, Germany, Italy, Spain, the United Kingdom, Japan and the United States) suffer from asthma. Approximately two-thirds of these patients have allergic asthma. In the United States, there are 17 million asthmatics, of which approximately 10 million receive treatment. Of the 10 million Americans treated for asthma, approximately 8.5 million patients are age 12 and above, and 5.1 million of these 8.5 million patients have the allergic form of the disease. Of these, 4.2 million have IgE levels and body weight that fit within the dosing algorithm for Xolair, 1.9 million of these patients have moderate-to-severe asthma and 500,000 of them are uncontrolled by current medications. Xolair is being initially targeted to this very sick patient population of 500,000. In addition, there are approximately 1.0 million pediatric asthma patients (below age of 12) who are receiving various treatments. Clinical trials in pediatric asthma will be initiated in 2004.

Commercialization Status

     Genentech and Novartis launched Xolair in the U.S. in July 2003, with a 250 person sales force (125 sales representatives from each company). This sales force is targeting sales and marketing efforts to allergists and pulmonologists who specialize in the treatment of asthma. Xolair is being distributed by a network of five specialty pharmacies: Caremark Rx, CuraScript Pharmacy, Nova Factor, Option Care and Priority Healthcare.

     Xolair generated approximately $25 million in U.S. sales in 2003 in its first six months on the market. Broad insurance coverage for Xolair has been secured. Xolair has also seen success in securing

Medicare and Medicaid reimbursement, with all Medicare carriers and 49 state Medicaid programs now covering Xolair.

     Xolair has also been approved for marketing in Australia, and the filing of an application with the European Agency for the Evaluation of Medicinal Products (EMEA) for allergic asthma is expected to be submitted in the first half of 2004.

Clinical Study Results

     The clinical studies that provided the basis for marketing approval by the FDA include three randomized, double-blind, placebo-controlled, multicenter asthma trials. The trials enrolled patients 12 to 76 years old, with moderate to severe persistent (based on criteria established by the National Heart Lung and Blood Institute) asthma for at least one year, and a positive skin test reaction to a perennial aeroallergen. Studies 1 and 2 enrolled 525 and 546 patients, respectively with approximately equal numbers of patients in the Xolair and placebo groups. All patients were symptomatic and were being treated with inhaled corticosteroids (ICS) and short acting beta-agonists. Study 3 patients were receiving at least 1000 µ181;g/day fluticasone propionate and a subset was also receiving oral corticosteroids. The studies included a 16 week steroid stable phase followed by a 12 week steroid reduction phase. In the steroid stable phase, patients received Xolair plus unchanged ICS dose unless an acute exacerbation necessitated an increase. During the steroid reduction phase, ICS dose were reduced in a step-wise manner.

     Overall, the studies showed that Xolair reduces exacerbation in many patients when added to ICS during the steroid stable phase of the 2 pivotal trials (Study 1 and 2). The mean number of exacerbations per patient was reduced in patients treated with Xolair compared with placebo. During the 16-week stable steroid phase, in Study 1 the mean number of exacerbations in the Xolair group was 0.2 and in the placebo group 0.3 (p=0.005), and in Study 2, the mean numbers of exacerbations were 0.1 and 0.4, respectively (pµ060;0.001). During the steroid reduction phase of the trials, the studies showed that Xolair reduced exacerbations in many patients. The mean number of exacerbations per patient were fewer with Xolair by the end of the steroid-reduction phase of both trials. In Study 1, the mean number of exacerbations in the Xolair group was 0.2 and in the placebo group 0.3 (p=0.004), and in Study 2, the mean numbers were 0.2 and 0.3, respectively (pµ060;0.001).

     In Study 3, the number of exacerbations in patients treated with Xolair was similar to that in placebo-treated patients. The absence of an observed treatment effect in Study 3 may be related to differences in the patient population compared with Studies 1 and 2, study sample size, or other factors. In all three studies most exacerbations were managed in the out-patient setting and the majority were treated with systemic steroids.

     Exacerbation reductions were accompanied by improved asthma symptom scores. Nocturnal, daytime and total asthma symptom scores were lower in Xolair-treated patients in the steroid stable and steroid reduction phases of both Study 1 and 2. The clinical relevance of the treatment-associated differences is unknown.

     Adverse Events. The most serious adverse reactions occurring in clinical studies with Xolair were malignancies and anaphylaxis. The observed incidence of malignancy among Xolair-treated patients was numerically higher than among patients in control groups; however, the difference was not statistically significant and the data does not show long term treatment with Xolair had a higher occurrence of cancer. Anaphylactic reactions were rare but temporally associated with Xolair administration. The adverse reactions most commonly observed among patients treated with Xolair included injection site reaction, viral infections, upper respiratory tract infection, sinusitis, headache and pharyngitis. These events were observed at similar rates in Xolair-treated patients and control patients. These were also the most frequently reported adverse reactions resulting in clinical intervention (e.g., discontinuation of Xolair, or the need for concomitant medication to treat an adverse reaction).

Drugs in Development

Xolair

     Genentech and Novartis plan to start Xolair clinical trials in pediatric allergic asthma and peanut allergy in 2004. In addition, Novartis completed an additional clinical trial in “at risk” allergic asthma patients (those hospitalized for asthma within the past year) in Europe.

     Peanut allergy affects approximately 1.5 million people in the U.S., with approximately 100,000 people having a history of peanut allergy, 50 to 100 of whom die each year from unintended ingestion of foods containing peanuts or peanut derived ingredients. Current treatment is avoidance of peanuts and peanut oil, which is used in preparation of many food products. Complete avoidance requires constant vigilance and is difficult because prepared food labeling does not always identify peanut-derived ingredients. Accidental exposures can result in serious allergic reactions and sometimes death. Patients with severe peanut allergy take antihistamines to prevent reactions to accidental exposure and may require administration of epinephrine for severe anaphylactic reactions. A Phase 2 clinical trial using another anti-IgE antibody, TNX-901, showed statistically significant data that anti-IgE antibodies increase up to ten-fold a patients’ threshold sensitivity to peanuts in a dose responsive manner. A Phase 2 clinical trial using Xolair is planned to study its effectiveness in the treatment of peanut allergy.

Anti-CD4 Development — TNX-355

     TNX-355 is a humanized anti-CD4 monoclonal antibody that we are developing for treatment of human immunodeficiency virus or HIV. The virus enters the host cell by binding to the CD4 receptors on these cells. In laboratory studies, TNX-355 binds to the CD4 receptor on the cell surface and prevents viral entry into the cell, thereby blocking cellular infection. Because it binds to a region of the CD4 molecule that is not involved with normal immune function, laboratory studies show that TNX-355 does not suppress immune function in monkeys nor in human blood cells. Furthermore, the antibody does not deplete CD4 cells in animals or human blood cells in vitro. We have exclusive worldwide rights to TNX-355 through a license with Biogen IDEC, Inc.

     Market Opportunity. According to the World Health Organization, HIV infects approximately 1.5 million people in North America and Western Europe. A number of drugs targeting viral replication are being used to treat the disease, often in combination with others. About 30% of the patients treated with drug combinations no longer respond to the treatment since their HIV has become drug resistant. In addition, many drug combinations produce a variety of undesirable side effects.

     Development Status and Clinical Results. In an open-label, single-dose, dose-escalating Phase 1a safety study in 30 HIV-infected patients (J Infect Dis, 2004;189:286-291), TNX-355 demonstrated dose-responsive decreases in viral load, with greater than one log10 decreases in viral load observed at the 10 and 25 mg/kg dose. The drug was well tolerated in all dose groups (0.3 - 25 mg/kg). We have also completed a multiple-dose Phase 1b trial in 22 HIV-infected patients to further evaluate the drug’s safety and effectiveness in reducing HIV-1 virus load. The results were presented at the 11th Conference on Retroviruses and Opportunistic Infections in San Francisco on February 11, 2004. In this open-label trial, patients were on a failing HAART (highly active anti-retroviral therapy) regimen or on no other antiretroviral therapy and received one of three different regimens of TNX-355 (10 mg/kg weekly, 6 mg/kg biweekly after a 10 mg/kg loading dose, and 25 mg/kg biweekly) for 8-9 weeks. Transient, clinically important (≥ 0.5 – 1.7 log10) reductions in viral load were observed in all but one patient and 64% of patients experienced at least a 1.0 log10 (90%) decrease in viral load. This study continued to demonstrate the tolerability and anti-retroviral activity of TNX-355 observed in the Phase 1a study. As has been seen with other anti-retroviral agents when tested as monotherapies (either as a single therapy or in combination with failing drug regimens), the viral load recovered despite continued administration of TNX-355, and an assessment of therapeutic potential requires evaluation of the drug in combination with other antiretroviral agents. Subject to drug availability, we expect to begin a Phase 2 study of TNX-355 in combination with optimized background therapy in antiretroviral therapy-experienced patients in the first half of 2004. On October 6, 2003, the FDA granted fast track status designation to TNX-355.

Our Research Programs

     We are committed to identifying new drugs for treating asthma, allergies, inflammation, other diseases affecting the human immune system and infectious diseases. A cornerstone of our discovery effort is our Monoclonal Antibody Development Platform (MADP) which is a semi-automated, high-throughput system that gives us the capability to identify and optimize individual monoclonal antibody leads in a 12-18 month timeframe. The resulting biologic drug candidates are humanized to reduce the possibility of immunogenicity, which could lead to decreased activity and tolerability in patients. Our antibodies are also optimized for affinity, effector function and circulating half-life to enhance their therapeutic potential.

     Our monoclonal antibody therapeutics treat disease by altering the function of a specific disease-causing protein, called a drug target. We select drug targets that are well-established in the scientific community, as well as novel drug targets that are proprietary to Tanox. The latter process involves genome-wide expression profiling, proteomics, bioinformatics and transgenic mouse technologies. Once a new target has been identified and its relevance to disease has been confirmed, or validated, MADP is used to generate proprietary monoclonal antibody drug candidates. Our research focuses on immune disorders and infectious diseases and understanding of specific indications at the molecular level to identify superior drug targets and biomarkers. We have the following product candidates in preclinical development and research:

Target	Indication	Status

Allergic mediator	Atopic dermatitis	Preclinical
Complement Factor D	Accute inflammatory disease	Preclinical
Cytokine	Intrinsic asthma	Preclinical
Complement C5a	Inflammatory disease	Research
Cytokine	Systemic lupus erythematosus	Research
Osteoblast signaling pathway	Osteoporosis/bone fracture	Research

     These antibody candidates include inhibitors of complement system targets for various inflammatory indications, antagonists of two distinct pro-inflammatory cytokine targets for non-allergic asthma and systemic lupus erythematosus, and an inhibitor of a proprietary cell signaling target for the treatment of diseases that result from reduced bone mineral density, such as osteoporosis. Initial validation of the latter target was accomplished in connection with the establishment of a cross-license agreement between Tanox and Wyeth, a US-based pharmaceutical and health care products company. Additional research and development efforts are in progress to generate potential product candidates for the treatment of bone fracture and osteoporosis.

Collaboration and Licensing Agreements

Collaboration with Novartis and Genentech

     Our lead product, Xolair, was the result of a three-party collaboration with Novartis and Genentech. In 1990, we established a collaboration with Novartis to jointly develop anti-IgE antibodies to treat allergic diseases. In connection with the settlement of a lawsuit in 1996, Genentech joined the collaboration for the purpose of developing certain anti-IgE antibodies. In February 2004, we finalized the detailed terms of this three-party collaboration, which provides for the following:

•	Development. Novartis or Genentech are responsible for conducting clinical trials and obtaining the regulatory approval for Xolair and the other anti-IgE products developed through the collaboration in the U.S. and Europe, and they share all related development costs. We have primary development responsibility for collaboration products in China, Hong Kong, Korea, Singapore and Taiwan (East Asia), and we and Novartis equally share these development costs. Novartis is responsible for development and associated costs in the rest of the world.

•	Manufacturing. Novartis and Genentech are responsible for manufacturing Xolair and other selected anti-IgE products worldwide. In consideration for relinquishing any rights to manufacture up to 50% of the worldwide requirements of those products, we will receive quarterly payments from Novartis or Genentech based on the quantity of product manufactured.

•	Marketing. Novartis and Genentech share U.S. marketing rights and have each dedicated an equal number of sales representatives to promote Xolair in the U.S. Novartis has marketing rights outside the U.S.

•	Milestone Payments. We may receive up to an additional $25.0 million in Xolair-related milestone payments of which $7.2 million would be payable to our former attorneys under an adverse arbitration ruling and $2.5 million would be creditable against future royalty payments. If a second drug were to be developed under the collaboration, we could be eligible for additional milestone payments of $10.5 million.

•	Royalties and Profit Sharing. In the United States, we receive royalties on sales of Xolair and other collaboration products and will receive a share of Novartis’ profits on these sales. We also receive royalties on sales of Xolair and other collaboration products outside the U.S. We share equally with Novartis the net profits and net losses from sales of Xolair and other collaboration products in East Asia. These royalty and profit-sharing payments will be net of certain milestone and other credits, which, at December 31, 2003, approximated $6.1 million. In addition, as a result of an adverse arbitration award, 10% of all royalties received by Tanox on sales of Xolair and certain other anti-IgE products will be payable to our former attorneys, up to a maximum of $300 million. We expect that the net amount Tanox will receive from Xolair royalties, before giving effect to the foregoing credits (but taking into account the amount payable to the former attorneys) will be in the range of 8% to 12% of net sales depending on the sales level achieved and geographic distribution of Xolair sales. We expect that credits will cause the net amount that Tanox receives from Xolair royalties to be below 8% of net sales in 2004.

     Either Novartis or Genentech may withdraw from the collaboration, and, in such case, rights to Xolair and any other products developed by the collaboration revert to us and the remaining collaborator (or, if Genentech is the withdrawing party, to F. Hoffman-La Roche Ltd., if Roche exercises its option to do so), depending on which party shares rights with the withdrawing collaborator in a particular territory.

     In addition to the collaboration described above, we and Genentech are parties to a cross-license agreement under which each has an option to license the other party’s patents that are necessary for the manufacture, use or sale of certain anti-IgE antibodies. This option may be exercised at any time if either party chooses to independently develop a product that does not fall within the collaboration, if our collaboration with Novartis and Genentech terminates, or if we and Genentech may mutually agree.

     We are also party to an Amended and Restated Development and Licensing Agreement with Novartis under which we have agreed to collaborate on anti-IgE antibodies that do not fall within the three-party collaboration and, in general, are either (i) invented and synthesized by Tanox or (ii) invented and synthesized by Novartis and derived from a Tanox antibody or would infringe certain Tanox patent rights.

Other License Agreements

     Biogen IDEC. In 1998, we entered into an agreement to license from Biogen, Inc. (now Biogen IDEC, Inc.) its anti-CD4 monoclonal antibody and intellectual property on an exclusive worldwide basis with limited sublicensing rights. Biogen owns issued U.S., European, Canadian and Australian patents and has pending applications in Japan, which cover our TNX-355 product. We agreed to make royalty payments to Biogen based on annual net sales levels. In addition to royalty payments, we may make up to an aggregate of $1.4 million (which could be increased to an aggregate of $10.4 million in the event we merge or affiliate with a company of similar size to Biogen) in product license fees and development milestone payments under this agreement, of which we have paid $200,000. The license terminates on a country-by-country basis on the later of the expiration of 12 years following the first commercial product sale or the expiration or invalidity of applicable patents. The licensed patents expire in Europe in 2011 and in the United States in 2016, subject to extensions.

     Wyeth. In November 2003, we entered into cross license agreements with Wyeth Pharmaceuticals Division, a division of Wyeth, with respect to patent rights covering a new class of drugs for the treatment of osteoporosis. Under the agreements, Wyeth received a license under Tanox patents to develop a small molecule-based drug, and Tanox received a license under Wyeth’s patent applications to develop an antibody-based drug. The research is based on a Tanox patented proprietary target gene. Tanox may receive milestone and royalty payments from Wyeth-developed products and may pay Wyeth milestones and royalties from Tanox-developed products under these agreements. We received an upfront license payment of $1.0 million from Wyeth.

Patents and Proprietary Rights

     We pursue patent protection for our proprietary technology and products and have either been granted patents, have patent applications pending, or are licensed under patents and patent applications that relate to our products. We file patent applications in various countries, including in the United States, Japan, Canada, Australia and certain countries in Europe and Asia. Our issued patents extend for varying periods according to the date the patent application was filed (or the date the patent was granted) and the legal term of patents in the particular country where patent protection is obtained. These patent terms are fixed initially but may be extended for various reasons, including delays in obtaining regulatory approval for a product covered by such patents

     We hold at least five U.S. patents that cover and/or relate to the use of anti-IgE antibodies and other allergy/asthma products. We also hold patents in Europe, Canada, Japan, Singapore, Hong Kong and Australia covering such products. We have additional anti-IgE patents pending in the United States and internationally. Some of our patents are co-owned with Novartis. Our patents covering anti-IgE products expire between 2009 and 2013, subject to potential patent term extension.

     We have a number of other U.S. and foreign patents covering certain other proprietary technology and products, with over 60 U.S. patents granted to date. These include a patent portfolio that we purchased at auction, which covers various technologies, including Bak, a bcl-2 homologue and gene product, and secreted apoptosis-regulating proteins. In addition to the patents acquired, we succeeded to various related license agreements that the assignor had executed, and we have continued to negotiate and enter into out-licenses of these technologies.

     In addition, other companies, some of which may be our competitors, have filed applications for or have been issued patents, and may obtain additional patents and proprietary rights, relating to products or processes used in, necessary to, competitive with or otherwise related to our patents and products. These products and processes include, among other items, patents covering technology relating to the type of humanized monoclonal antibodies that we anticipate developing. Protein Design Labs, Inc. owns certain patents and patent applications relating to these humanized antibodies. We acquired the right to take non-exclusive licenses to these patents and patent applications for up to four of our products, which right must be exercised on or before March 17, 2005. We do not know if we will be in a position to exercise this option with respect to four antibodies prior to such date, or if licenses from Protein Design Labs will be available for our other products. Under our Settlement and Cross Licensing Agreement with Genentech, we may secure non-exclusive licenses under Genentech’s Cabilly patents, relating to antibody expression, to the extent necessary to make, use or sell our anti-IgE antibody products. We also have certain rights to acquire a non-exclusive license from Genentech under certain of its patents for our other products, provided that these products are not exclusively licensed by Genentech to a third party or would not compete with an existing product of Genentech or its affiliates or a product that they are actively researching or developing. We obtained a non-exclusive license under Genentech’s Cabilly patent to commercialize antibodies that bind to the antigen CD4 in exchange for milestone and royalty payments. We cannot assure you that we will be successful in securing licenses from Genentech under these patents for other products and product candidates that we have in research and development. In addition, other parties also own patents covering chimeric or deimmunized antibodies or processes applicable to making these antibodies, and we cannot assure you that the patents we have obtained or licenses we have secured will afford us significant commercial protection or freedom from suit by third parties.

     The scope, enforceability and validity of third party patents, the extent to which we must obtain licenses under such patents or under other proprietary rights and the cost and availability of licenses are unknown, but these factors may limit our ability to market our products. Moreover, even if a license were available, the payments that would be required could render our efforts to market certain of our products uneconomic. If we elect to manufacture or market these products without either a license or a favorable result in litigation, damages could be assessed that could be materially adverse to us. Further, failure to obtain a license could result in an injunction prohibiting us from manufacturing or selling the affected lines of products.

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

     Before we may market a pharmaceutical product in the United States, the FDA requires us to complete a series of preclinical and human clinical tests. Other countries have similar regulations. Preclinical tests include laboratory evaluations of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies must be submitted to the FDA as part of the investigational new drug application (IND). Human clinical trials cannot begin until the FDA approves the IND application. Clinical testing involves a three-phase process. In Phase 1, a small number of patients or healthy volunteers are tested with the drug to assess its safety profile (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. In Phase 2, clinical trials are conducted with groups of patients afflicted with a specified disease in order to provide enough data to evaluate the preliminary efficacy, optimal dose regimen and expanded evidence of safety. In Phase 3, the drug is tested in a large number of patients with a target disease to provide enough data to statistically evaluate the efficacy and safety of the product. We cannot assure you that we will successfully complete clinical testing of our products within any specified time period, if at all. The results of the preclinical and clinical testing of the product are then submitted to the FDA in the form of a biological license application (BLA) or new drug application (NDA), for marketing approval. In responding to a BLA or NDA, the FDA may grant marketing approval, request additional testing or information (either before or after approval) or deny the application if it determines that the application does not provide sufficient evidence of safety and efficacy for approval. We cannot assure you that FDA approval will be obtained on a timely basis, if at all, for any of our products.

     In addition, the FDA requires the registration of each drug and approval of each manufacturing establishment. Since any approval granted by the FDA is both site and process specific, any material change in the manufacturing process, equipment or location necessitates additional FDA review and approval. For our monoclonal antibody products, we are subject to the procedures for biological products. Domestic manufacturing establishments are subject to FDA inspection and must comply with current good manufacturing practices (cGMP) for pharmaceutical products. To supply products for use in the United States, foreign manufacturing establishments must comply with cGMP and are subject to periodic FDA or other regulatory authority inspection under reciprocal agreements with the FDA.

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

Competition

     The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Many companies, including major pharmaceutical and chemical companies, as well as specialized biotechnology companies, perform activities similar to Tanox’s. Many of these companies have substantially greater financial and other resources, larger intellectual property estates, larger research and development staffs, and greater capabilities and experience in preclinical testing, human clinical trials, regulatory affairs, manufacturing and marketing. We chose to enter into the collaboration agreements with Novartis and Genentech, in part, to secure the benefit of their experience in these areas, as well as the contribution of their greater financial resources. In addition, colleges, universities, governmental agencies and other public and private research organizations conduct research and may market commercial products on their own or through joint ventures. These institutions are becoming more active in seeking patent protection and licensing arrangements to collect royalties for using technology that they have developed. We also compete with these institutions in recruiting and retaining highly qualified scientific personnel.

     The diseases that we have targeted, including asthma, allergy, inflammation, other diseases affecting the human immune system and infectious diseases are intensely competitive areas targeted by both pharmaceutical companies and other biotechnology companies, including Novartis and Genentech. All of these companies may have competitive products on the market, may be testing their products in clinical trials or may be focusing on product approaches that could prove to be superior to our approaches. For instance, we are aware that some of these companies, which may be our competitors, have filed applications for or have been issued patents and may obtain additional patent and proprietary rights relating to products or processes used in, necessary to, competitive with or otherwise related to, our products or processes. These patents include, among other items, patents relating to humanized monoclonal antibodies.

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

     We are aware that several companies, including Novartis, have existing products that will compete with Xolair including corticosteriods, beta-agonists, antihistamines, leukotriene inhibitors, PDE4 inhibitors and allergen immunotherapy. In addition, several companies have products in development that may compete with Xolair. These companies include, but are not limited to, IDEC (Anti-CD23), CellTech/Schering-Plough (Anti-IL5), GlaxoSmithKline (Anti-IL5), Protein Design Labs (Anti-IL2) and Genaera/MedImmune (Anti-IL9).

     Our TNX-355 program will face competition from existing HIV therapies and particularly new viral entry inhibitors that target CCR5, CXCR4 and gp120 receptors, such as Fuzeon (Roche/Trimeris), PRO-542 and PRO-140 (Progenics), SCH-C and SCH-D (Schering-Plough), UK-427857 (Pfizer/Millenium), TAK-220 (Takeda) and AMD070 (AnorMed).

     Our competitive position also depends upon our ability to:

•	discover or acquire and successfully develop new therapeutic products that successfully treat human diseases;

•	develop proprietary products or processes for which we can obtain patent protection and secure necessary licenses under third party patents;

•	secure sufficient capital resources to complete product development and regulatory processes;

•	build or secure manufacturing capacity and to manufacture efficiently;

•	enter into collaboration and licensing agreements on acceptable terms;

•	attract and retain qualified personnel;

•	build or obtain a sales organization; and

•	achieve profitable commercial production of our products.

Manufacturing

     We have a small-scale process development, production and purification facility in which we have produced products for use in our Phase 1 and Phase 2 clinical trials. With funding from Novartis, we constructed the pilot manufacturing facility. We will use it to produce clinical trial supplies of TNX-355 for the upcoming Phase 2 study. We may also use the facility for larger-scale process development and cGMP production of cell culture derived products. The facility includes a 1,500L bioreactor system and purification facility and occupies approximately 14,000 square feet of space.

     Our current facility will not be adequate for commercial scale manufacturing requirements and may not be adequate to produce Phase 3 clinical trial materials. We are evaluating alternatives for Phase 3 clinical trial materials and commercial manufacturing capacity, including the possible construction or acquisition of a plant or entering into a contract manufacturing agreement. If we decide to establish a full-scale manufacturing facility, we will require substantial additional funds and must hire one or more managers experienced in biologics manufacturing, hire and train significant numbers of employees, and comply with the extensive FDA regulations applicable to such a facility. If we engage a contract manufacturing organization (CMO) to produce Phase 3 clinical trial and/or commercial materials, we will increase our current operating expenses significantly. The increase in costs includes technology transfer to the CMO, process validation and qualification, scale-up and cGMP production at the CMO.

Research and Development

     Company sponsored research and development expenses were $21.0 million, $22.7 million and $21.7 million in 2003, 2002 and 2001, respectively. We expect that research and development expenses will increase as we seek to identify new product opportunities and expand development of our current and future product pipeline.

Marketing and Sales

     Under our collaboration agreements, Novartis and Genentech have responsibility for marketing Xolair. Novartis and Genentech share U.S. marketing rights, and each company currently has a dedicated sales force of 125 sales representatives marketing to allergists and pulmonologists. Novartis has marketing rights in Europe, where costs and profits are shared with Genentech. Novartis has rights to market collaboration products in the rest of the world, and in China, Hong Kong, Korea, Singapore and Taiwan, where costs and profits are shared with us.

     To effectively serve the worldwide markets, we intend to continue to collaborate with major pharmaceutical companies or prominent pharmaceutical sales and distribution organizations that can successfully market our products on a worldwide basis or within specific geographic territories. As we pursue strategic collaborations, we intend to reserve marketing rights for our products, to the extent commercially reasonable. We will focus initially on markets for which our products have a clear advantage over other therapies or which we may target using a relatively small sales force. We currently do not have an internal sales and marketing capability. If we elect to retain marketing rights, we will have to build a sales and marketing infrastructure.

     For financial information about geographic areas, please read Note 13 to our consolidated financial statements included in this Form 10-K.

Employees

     At December 31, 2003, we had 118 full-time employees, all of which are based in the United States. We do not currently maintain key employee life insurance on any of our personnel.

Corporate History

     We were incorporated in Delaware in 2000 as the successor to a corporation formed in 1986 under the laws of the State of Texas.

Available Information

     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available free of charge on or through our internet website at http://www.tanox.com. These filings are also available to the public at the Securities and Exchange Commission’s (SEC) Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Electronic filings with the SEC are also available on the SEC internet website at http://www.sec.gov.

Forward-Looking Statements

     Some of the information in this Annual Report on Form 10-K contains forward-looking statements. We typically identify forward-looking statements by using terms such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or similar words, although we express some forward-looking statements differently. You should be aware that actual events could differ materially from those suggested in the forward-looking statements due to a number of factors, including:

•	the ability to develop safe and effective drugs;

•	failure to achieve positive results in preclinical and toxicology studies in animals and clinical trials in humans;

•	failure to economically and timely manufacture sufficient amounts of our products for clinical trials and commercialization activities;

•	failure to receive, or delay in receiving, marketing approval for our products;

•	failure to successfully commercialize our products, including gaining market acceptance;

•	our ability to manage relationships with collaboration partners;

•	our ability to obtain, maintain and successfully enforce patent and other proprietary rights protection of our products;

•	variability of royalty, license and other revenues;

•	our ability to enter into future collaboration agreements to support our research and development activities;

•	drug withdrawal from the market due to rare adverse reactions caused by the marketed drug;

•	our ability to secure licenses from third parties holding patents that may affect the manufacture or marketing of our products;

•	competition and technological change;

•	existing and future regulations affecting our business, including the content, timing of submissions and decisions made by the FDA and other regulatory agencies; and

•	our ability to hire and retain experienced managers.

     Factors that could cause our actual results to differ from those set forth in the forward-looking statements include those set forth below, as well as those discussed elsewhere in this Form 10-K.

Factors That May Affect Our Future Results

Regulatory Risks

     Developing Therapeutic Monoclonal Antibodies is Highly Uncertain. Our Initial Preclinical and Initial Clinical Testing Results May Not Predict Later Stage Results. If Our Trial Results Are Negative, We May Be Forced to Stop Developing Products Important to Our Future.

     Successful development of therapeutic monoclonal antibodies is highly uncertain. First, we must discover or otherwise acquire drug candidates. Then we must demonstrate through preclinical studies and clinical trials that our products are safe and effective for use in a particular target indication before we can obtain regulatory approvals to sell our products commercially to that patient group. These studies and trials tend to be very costly and time consuming. Furthermore, the results of preclinical studies and initial clinical trials of our products do not necessarily predict the results from later-stage clinical trials, which must demonstrate the desired safety and efficacy traits.

     Products that appear promising in early phases of development may fail to secure regulatory approval for a number of reasons, including:

•	Our clinical trials fail to achieve their primary endpoint(s) and the product is either not as effective as required or causes serious adverse reactions or side effects in patients participating in the trials; often these reactions may not be detectable in small, early stage trials and can only be identified when the product is administered to a larger patient base, as in Phase 3 trials or following market approval;

•	The commercial introduction of competitive drugs that have greater efficacy or safety than our product or otherwise adversely impact the risk/benefit profile of our product; and

•	Proprietary rights of third parties, which cover our products and for which we are not able to secure licenses on reasonable terms.

     In addition, the speed with which we are able to enroll patients in clinical trials is an important factor in determining how quickly we may complete clinical trials and the cost of running those trials. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, whether the drug will continue to be made available to the patient following completion of the trial, and other ongoing trials directed at the same indication. We may target our clinical trial protocols at indications that have small patient populations, which may make it difficult for us to enroll enough patients to complete the trials.

     Delays in patient enrollment in the trials will result in increased costs and program delays, which could slow down our product development and approval process, and could materially harm our business and results of operations.

     If We Do Not Receive and Maintain Regulatory Approvals, We Will Not Be Able to Market Our Products.

     Our collaboration partners have secured approval to market Xolair in the United States and Australia, and expect to submit an application with the EMEA in 2004 for approval to manufacture and market Xolair in Europe. We cannot assure you that the application will be filed or, if filed and accepted, that Xolair will be timely approved, if at all, for sale in Europe. Failure to secure EMEA approval would have a significant negative effect on our income from Xolair sales and on our results of operations.

     As a company, Tanox has not prepared or submitted any marketing approval applications to the FDA or any other regulatory agency for any of its products. As described above, the process that pharmaceutical products must undergo to receive this approval is extensive, and includes preclinical testing and clinical trials to demonstrate safety and efficacy and a review of the manufacturing process to ensure compliance with cGMP. This process can last many years, be very costly and still be unsuccessful. The FDA can delay, limit or not grant approval for many reasons, including:

•	their belief that a product candidate is not safe and effective;

•	their interpretation of data from preclinical testing and clinical trials in different ways than we interpret it;

•	failure of our manufacturing processes or facilities or those of our collaboration partners to meet cGMP standards; and

•	change in its approval policies and guidelines or adoption of new regulations.

     We may also experience development delays due to slow patient enrollment in clinical trials, delays in securing clinical drug supply and unexpected manufacturing issues or requests from the FDA for additional clinical data.

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

Risks Relating to our Industry, Business and Strategy

     Our Ability to Become a Profitable Fully Integrated Biopharmaceutical Company Will Depend on the Commercial Success of Xolair and on the Success of TNX-355, Which is Still in Development, and on Our Success in Securing and Successfully Developing New Clinical Candidates. If we are Unable to Commercialize TNX-355 or Experience Significant Delays in Doing So, and if We are Unable to Secure New Development Candidates, our Business May be Harmed.

     We anticipate that, in the near term, our ability to become profitable will depend on the success of our partners in generating significant levels of sales of Xolair. In the longer term, an important part of our strategy is to become a fully integrated biopharmaceutical company. Our ability to do so will depend on the successful development, approval and commercialization of TNX-355, our most advanced product candidate, or on our ability to develop or otherwise license or acquire potential new clinical stage drug candidates.

     All of our current product candidates other than TNX-355 are in preclinical development or in research, and we do not expect to seek regulatory approval of these candidates for many years, if ever. A significant portion of the research that we are conducting involves new and unproven technologies. Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources whether or not we ultimately identify any candidates. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development.

     In addition, TNX-355 has completed Phase 1 trials and is scheduled to begin a Phase 2 study in the first half of 2004. If we are unable to recruit patients for the trial or manufacture the necessary clinical drug supplies, we would have to modify or otherwise delay the planned study. If we initiate the trial, but do not achieve the clinical endpoints, or if the results of the trial indicate that further development and commercialization of TNX-355, assuming marketing approval, would not be economically viable, we may determine to terminate development. We may be unable to license or acquire suitable product candidates or products from third parties for a number of reasons. The licensing and acquisition of pharmaceutical products is highly competitive. A number of more established companies are also pursuing strategies to license or acquire products in the fields in which we are interested. These established companies may have a competitive advantage over us due to their size, cash and other resources and greater clinical development and commercialization capabilities. Other factors that may prevent us from licensing or otherwise acquiring suitable product candidates include the following:

•	we may be unable to license or acquire the relevant technology on terms that would allow us to make an appropriate return from the product;

•	companies that perceive us to be their competitors may be unwilling to assign or license their product rights to us; or

•	we may be unable to identify suitable products or product candidates within our areas of expertise.

     If we are unable to develop suitable potential product candidates through internal research programs or by acquiring drugs or drug candidates from third parties, our goal of becoming a fully integrated biopharmaceutical company will not materialize.

     Failure to Secure Future Collaboration Partners for Our Other Products and Failure by Those Partners to Develop, Manufacture, Market or Distribute Those Products May Delay or Significantly Impair Our Ability to Generate Revenues or Profit.

     We intend to rely on future collaboration partners to develop, manufacture, commercialize, market or distribute certain of our other products. Many of our competitors are similarly seeking to develop or expand their collaboration and license arrangements with pharmaceutical companies. The success of these efforts by our competitors could have an adverse impact on our ability to form future collaboration arrangements. The process of establishing collaborative relationships is difficult, time consuming and involves significant uncertainty. We cannot assure you that we will be able to negotiate acceptable collaboration agreements in the future. To the extent that we are unable to enter into future collaboration agreements, we would encounter increased capital requirements to undertake research, development and marketing at our own expense, and, in some cases, may have to discontinue development of one or more products. Even if we are able to continue to develop certain products on our own, we may experience significant delays in introducing our product candidates or find that the absence of these collaboration agreements adversely affects our ability to manufacture or sell our product candidates.

     Even if we enter into future collaborative agreements, we cannot assure you that efforts under these agreements will succeed because:

•	contracts with our partners may fail to provide significant protection or may become unenforceable if one of these partners fails to perform;

•	our partners may not commit enough capital or other resources to successfully develop, market or distribute our products;

•	our partners may not continue to develop and commercialize products resulting from our collaborations; and

•	disputes with our partners may arise that could delay or terminate our product candidates’ research, development or commercialization or result in significant litigation or arbitration.

     If any of these risks occur, our product development and productivity may suffer.

     We Face Intense Competition and Rapid Technological Change That Could Result in Products That Are Superior to the Products We Are Developing.

     The biotechnology and pharmaceutical industries are subject to rapid and significant technological change. We have numerous competitors in the United States and abroad, including, among others, major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. These competitors may develop technologies and products that are more effective or less costly than any of our current or future products, and that could render our technologies and products obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, production and marketing capabilities than we do. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of new or improved pharmaceutical products and obtaining FDA and other regulatory approvals of products for use in health care. We also will be competing in manufacturing efficiency and, if we succeed in achieving commercial sales of our products, marketing capability, areas in which we have limited or no experience. Furthermore, our competitors may obtain FDA approval for products sooner or be more successful in manufacturing and marketing their products than are we or our collaborators.

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

•	relative efficacy and safety of our products;

•	timing and scope of regulatory approval;

•	product availability;

•	potential advantages over alternative treatment methods;

•	development, marketing, distribution and manufacturing capabilities and support of our collaborators;

•	reimbursement coverage from insurance companies and others;

•	price and cost-effectiveness of our products;

•	patent protection for our products; and

•	availability of licenses under third party technology and patent rights.

     If our products are not competitive based on these or other factors, our business, financial condition and results of operations will be materially harmed.

     Failure to Attract and Retain Key Personnel and Principal Members of Our Scientific and Management Staff Could Materially Harm Our Business, Financial Condition and Results of Operations.

     Our success depends greatly on our ability to attract and retain qualified scientific and technical personnel, as well as to retain the services of our existing technical management staff. To pursue our research and development programs and product development plans, we will be required to hire additional qualified medical, scientific and technical personnel. There is intense competition for qualified staff, and we cannot assure you that we will be able to attract and retain the necessary qualified staff to develop our business. The failure to attract and retain key scientific and technical personnel and management staff, or the loss of any of our current management team and our inability to replace him or her on a timely basis, could materially harm our business and financial condition.

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

     We Could be Liable for Damages, Penalties or Other Forms of Censure If We Are Involved in a Hazardous Waste Spill or Other Accident.

     Despite precautionary procedures that we implement for handling and disposing of hazardous materials, we cannot eliminate the risk of accidental contamination or discharge or any resultant injury from these materials. If a hazardous waste spill or other accident occurs, and we are held liable for damages, the liability could exceed our financial resources.

Risks Associated with Manufacturing and Marketing

     Failure to Receive Market Acceptance for and Successfully Commercialize Xolair Would Have a Significant Adverse Effect on Us.

     Even though the FDA approved Xolair and initial insurance and Medicare/Medicaid coverage is encouraging, we cannot be certain that physicians and patients will widely accept Xolair as a treatment for its approved indication in the United States or in any foreign markets. A number of factors may affect the rate and level of Xolair’s market acceptance, including:

•	regulatory developments related to manufacturing or using Xolair;

•	Xolair’s price relative to other products or competing treatments;

•	the effectiveness of Novartis’ and Genentech’s sales and marketing efforts;

•	the perception by physicians and other members of the healthcare community of Xolair’s safety, efficacy and benefits compared to those of competing products or therapies;

•	the willingness of physicians to adopt a new asthma treatment regimen;

•	the availability of third-party reimbursement; and

•	unfavorable publicity concerning Xolair or comparable products or therapies.

     We Have Limited Experience and Capability in Manufacturing and May Encounter Manufacturing Problems or Delays That Could Result in Lost Revenue or Delaying Clinical Trials.

     To develop products, we require sufficient quantity and quality of manufactured product for clinical trials. Regulatory or technical manufacturing issues could delay clinical development of products. Any failure to produce these clinical requirements, either as a result of our limited manufacturing capacity or otherwise, can delay the commencement of, or ability to continue our ongoing, clinical trials.

     To commercialize our products successfully, we and our collaboration partners must manufacture our products in commercial quantities in compliance with regulatory requirements and at an acceptable cost. If the manufacturing facilities used to produce our products cannot pass a pre-approval or periodic plant inspection, the FDA may not approve our products or it may delay or bar their sale. In order to obtain regulatory approvals and to create capacity to produce our products in sufficient quantities for commercial sale at an acceptable cost, we will have to develop or acquire additional technology for commercial scale manufacturing and build or otherwise obtain access to adequate facilities, which will require substantial additional funds. We will also be required to demonstrate to the FDA and corresponding foreign authorities our ability to manufacture our products using controlled, reproducible processes. We cannot assure you that we, operating alone or with the assistance of others, can develop the necessary manufacturing technology or that we will be able to fund or build an adequate commercial manufacturing facility necessary to obtain regulatory approvals and to produce adequate commercial supplies of our potential products on a timely basis.

     We Lack Sales and Marketing Experience, Which Makes Us Depend on Third Parties for Their Expertise in this Area.

     Under our current collaboration agreement, Novartis and Genentech have exclusive marketing rights to Xolair and other collaboration anti-IgE products, and revenues we receive from Xolair will depend primarily on the efforts of our collaboration partners. However, commercialization rights may revert back to us if our collaborators terminate our relationship, and we currently have no sales, marketing or distribution capabilities. Furthermore, we intend to retain marketing rights in the United States and selected Asian countries for other potential products that we can develop and sell effectively with a small, targeted sales force. If we elect to market products directly, we would require significant additional expenditures and management resources to develop an internal marketing and sales force. We cannot assure you that we would be able to establish a successful sales force should we choose to do so.

Risks Related to Financial Results and Need for Financing

     We Have a History of Net Losses; We Expect to Continue to Incur Net Losses and We May Never Achieve or Maintain Profitability.

     We have incurred net losses since our inception. As of December 31, 2003, we had an accumulated deficit of approximately $83.5 million, including a net loss of approximately $4.6 million for the year ended December 31, 2003. Our losses have primarily been the result of costs incurred in our research and development programs and from our general and administrative costs.

     We have funded our operations principally from licensing fees and milestone payments under our current or former collaborations, as well as with proceeds from private placements and an initial public offering of our common stock. We expect to continue to incur substantial operating losses until such time, if ever, that we are able to generate sufficient revenue from milestone payments, royalties and profit-sharing on Xolair sales and, potentially, profits from an additional product or products to cover our expenses.

     Our ability to achieve and maintain long term profitability depends to a significant extent on the continued successful commercialization of Xolair, and also on our successfully completing preclinical and clinical trials, obtaining required regulatory approvals and successfully developing, manufacturing and marketing our other current and future product candidates. We cannot assure you that we will be able to achieve any of the foregoing or that we will be profitable even if we successfully commercialize our products.

     Failure by Novartis or Genentech to Develop, Manufacture, Market or Distribute Xolair May Delay or Significantly Impair Our Ability to Generate Revenues.

     Under the terms of our collaboration agreements, Novartis and Genentech are generally responsible for conducting clinical trials, obtaining regulatory approval for, manufacturing, marketing and distributing Xolair. Our ability to profit from the products covered by our collaboration agreements with Genentech and Novartis depends in large part on their performance. We cannot control the amount and timing of resources Novartis and Genentech will devote to any of our products. If Novartis or Genentech experiences manufacturing or distribution difficulties, does not actively market Xolair or other selected anti-IgE products or does not otherwise perform under our collaboration agreements, our potential for revenue from those products will be dramatically reduced. Novartis and Genentech may terminate our collaboration agreements, and, in that event, we would experience increased capital requirements to undertake development and marketing at our expense. We cannot assure you that we would be able to manufacture, market and distribute Xolair or our other anti-IgE products on our own.

     We May Need Additional Financing, But Our Access to Capital Funding is Uncertain, and Issuance of Additional Common Stock Could Dilute Existing Stockholders.

     Our current and anticipated development projects require substantial additional capital. While we expect that our cash on hand, together with our revenue from Xolair, will sufficiently fund our operations for the next four years, our future capital needs will depend on many factors, the commercial success of Xolair, receiving milestone payments from our collaboration partners, including making progress in our research and development activities and entering into additional collaboration agreements. Our capital requirements may also depend on the progress and level of unreimbursed costs associated with preclinical studies and clinical trials, the costs associated with acquisitions of new product candidates by licensing or otherwise, the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements and the cost of manufacturing scale-up and development of marketing activities, if undertaken by us. We do not have committed external sources of funding and we cannot assure you that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

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

     The Market Price of Our Common Stock has been Volatile.

     Like other stocks of biopharmaceutical companies, the market price for our common stock has been and may continue to be volatile. During the last two years, our stock price ranged from $8.03 to $22.74. Factors that contributed to the volatility of our stock during this period included:

•	FDA approval of Xolair;

•	Reported sales volume of Xolair;

•	Results of clinical trials; and

•	General market conditions, including particularly the biotechnology company segment.

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

     We own or have licenses to certain issued patents. The patents we own that are most material to our business are five U.S. patents and six foreign patents relating to anti-IgE antibodies. However, the patent position of biotechnology and pharmaceutical firms is highly uncertain and involves many complex legal and technical issues. There is no clear policy involving the breadth of claims allowed or the degree of protection afforded under such patents. Issued patents can be challenged in litigation in the courts and in proceedings in the United States Patent and Trademark Office and in courts and patent offices in foreign countries. Issuance of a patent is not conclusive as to its validity, enforceability or the scope of its claim. We cannot assure you that our patents will not be successfully challenged as to enforceability, invalidated or limited in the scope of their coverage. Moreover, litigation to uphold the validity of patents and to prevent infringement can be very costly and can result in diverting technical and management personnel’s time and attention, which may materially harm our business, financial condition and results of operations. If the outcome of litigation is adverse to us, third parties may be able to use our patented technology without paying us. Moreover, we cannot assure you that our patents will not be infringed or successfully avoided through design innovation. Any of these events may materially and adversely affect our business.

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

     Certain of our license agreements require periodic cash payments and achievement milestones to maintain our rights under such agreements. We cannot assure you that we will be able to achieve the required milestones and maintain our rights under these license agreements. If any of our license agreements terminate because of our failure to achieve any required milestone, we may be unable to commercialize any related product under the terms of the agreement.

Executive Officers of Tanox

     Our executive officers and their ages and positions with Tanox are:

Name	Age	Position

Nancy T. Chang, Ph.D.	54	President and Chief Executive Officer

Jeffrey W. Organ	50	Chief Operating Officer

Matthew Moyle, Ph.D.	43	Vice President of Research

Gregory P. Guidroz, C.P.A	51	Vice President of Finance

Katie-Pat Bowman	49	Vice President, General Counsel and Secretary

     Nancy T. Chang, Ph.D., is one of our co-founders and has served as our President since our organization in March 1986. Dr. Chang has served as our Chief Executive Officer since June 1990 and was Chairman of the Board of Directors from organization through October 2003. From 1986 to 1992,

Dr. Chang served as an Associate Professor at Baylor College of Medicine in the Division of Molecular Virology. Between 1981 and 1986, Dr. Chang was employed by Centocor, Inc., serving as the Director of Research, Molecular Biology Group, from 1984 to 1986. From 1980 to 1981, she was employed by Roche Institute of Molecular Biology. Dr. Chang received her Ph.D. in Biological Chemistry from Harvard University.

     Jeffrey W. Organ has served as our Chief Operating Officer since May 2002. Prior to joining Tanox, from March 2000 to April 2002, Mr. Organ served as an independent consultant to product and service companies in the healthcare and pharmaceutical industries. From 1997 to 2000, Mr. Organ served as Vice President of Marketing at Bridge Medical, a start-up company developing drug delivery and patient safety systems. From February 1996 to January 1997, he held the position of Senior Vice President of Marketing with IMED Corporation, a leading provider of intravenous drug delivery systems. Prior to that, Mr. Organ was President of Major Pharmaceuticals, a distributor of pharmaceuticals to retail and institutional pharmacies, worked at Fujisawa Pharmaceuticals as Vice President and General Manager for Multisource products, and worked at American Hospital Supply in a variety of sales and marketing positions. He received a BA from the University of Missouri and an MBA from Pepperdine University.

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

Scientific Advisors

     An important component of our scientific strategy is to establish collaborative relationships with leading researchers in our fields of interest. Certain of our scientific advisors attend periodic meetings and provide us with specific expertise in both research and clinical development. In addition, we have collaborative research relationships with certain individual advisors. We do not employ our scientific advisors, and they may have commitments to or consulting or advisory agreements with other entities. In general, our scientific advisors may hold stock options, own our stock and/or receive financial remuneration for their services.

     Our scientific advisors are:

Name	Title and Affiliation

John Atkinson, M.D.	Professor, Department of Medicine & Medical Microbiology, Washington University School of Medicine

K. Frank Austen, M.D.*	Director, Inflammation and Allergic Diseases, Brigham and Women’s Hospital

Yong-Jun Liu, M.D., Ph.D.	Chairman of Department of Immunology and Director of Center for Cancer Immunology, The University of Texas M.D. Anderson Cancer Center

Donald MacGlashan, Jr., M.D., Ph.D.	Associate Professor of Medicine, Johns Hopkins Asthma and Allergy Center

Robert T. Schooley, M.D.	Chief of Division of Infectious Diseases, University of Colorado Health Science Center

Ethan M. Shevach, M.D.	Chief, Cellular Immunology Section, National Institute of Allergy and Infectious Disease

*	Chairman

ITEM 2. Properties

     Our research and manufacturing operations are conducted in a 43,560 square foot building, which we own in Houston, Texas. In 2002, we acquired a 68,000 square foot office and warehouse building adjacent to our existing facility, which we are renovating into a research lab and administrative office building. Our corporate administrative offices currently occupy approximately 13,100 square feet of space in Houston, Texas under a lease that expires on March 31, 2004, at which time we will relocate our corporate administration, clinical development and research groups to the renovated lab and office facility. We also own approximately 28 acres of land near our existing facilities.

ITEM 3. Legal Proceedings

     Dispute with Genentech and Novartis Over Independent Development Rights and Other Matters. Prior to October 2002, we had been pursuing clinical development of TNX-901 to determine its potential in treating peanut-induced anaphylaxis independently of Novartis and Genentech. Novartis and Genentech had disputed our right to pursue development of TNX-901 independently, but we believed our agreements with Novartis and Genentech permitted this activity.

     In an effort to resolve this dispute, we initiated an arbitration with Novartis in March 1999 pursuant to our Development and Licensing Agreement (D&L Agreement) with Novartis. In that arbitration, we sought, among other things, to confirm our rights to independently develop certain anti-IgE products, including TNX-901, and to use know-how we received from Novartis in our development activities. Novartis initially claimed that the dispute was not subject to arbitration and that our claimed rights to independently develop TNX-901 did not exist. Novartis also claimed damages arising from our actions.

     In response to this arbitration, Novartis and Genentech jointly filed suit against us in April 1999 in the U.S. District Court for the Northern District of California. In the lawsuit, Novartis and Genentech initially sought, among other things, declarations that we could not develop TNX-901 independently and that we could not use confidential and proprietary information obtained from Novartis or Genentech for independent product development.

     In July 1999, we initiated an arbitration proceeding against Genentech, initially seeking, among other things, confirmation that Genentech had acknowledged our independent development rights and agreed to allow us to use and disclose their confidential and proprietary information in connection therewith.

     In October 2001, the Court granted a summary judgment in our favor, finding that, pursuant to the D&L Agreement with Novartis, we had independent development rights, and that nothing in the Outline of Terms among Tanox, Genentech and Novartis superseded those rights.

     Thereafter, Novartis and Genentech continued to dispute our right to independently develop TNX-901 and, in December 2001, the Court stayed the litigation and directed the parties to return to the two arbitrations to resolve remaining issues with respect to TNX-901 and the other issues being disputed by the parties. The arbitration panel in the Tanox-Novartis arbitration heard issues relating to whether or not Tanox had the right under the D&L Agreement to independently develop TNX-901 and, in October 2002, ruled that Tanox does not. While this ruling seemed to conflict with the earlier summary judgment, we suspended further plans to develop TNX-901. The panel further ruled that Novartis is obligated to share its Xolair knowledge with Tanox. The second phase of the arbitration, which would focus on breach of contract claims by the two parties, was postponed by mutual agreement so the parties could focus on settlement discussions.

     The hearing and briefing in the Tanox-Genentech arbitration concluded in April 2003. We claimed breach of contract, conversion, tortious interference, unjust enrichment and unfair competition by Genentech. Genentech counterclaimed for breach of contract, theft of trade secrets, misappropriation, breach of confidence, interference with contract and interference with economic expectancies by Tanox. By mutual agreement, the parties deferred delivery of the arbitration award so they could focus on settlement discussions.

     On February 25, 2004, we settled all litigation and arbitrations with Novartis and Genentech and finalized the detailed terms of our three-party collaboration, begun in 1996, to develop and commercialize certain anti-IgE antibodies, including Xolair and TNX-901. Under the terms of the settlement: Genentech and Novartis will each reimburse us $3.3 million for a portion of our TNX-901 development costs; we will relinquish any rights to manufacture Xolair and, in exchange, will receive quarterly payments tied to the quantity of Xolair produced; and we will benefit from an accelerated forgiveness of a loan to finance the construction of our biologics manufacturing plant in the mid-1990s.

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

     We initiated the arbitration proceeding in August 1996, after we and our attorneys, Akin, Gump, Strauss, Hauer and Feld, L.L.P., The Robinson Law Firm and Williams, Birnberg & Anderson, could not reach agreement on the fee owed pursuant to the terms of our written fee agreement. The arbitration panel issued an award entitling the attorneys to receive (i) approximately $3.5 million, including interest, (ii) payments ranging from 33-1/3% to 40% of the future milestone payments, in excess of the first $1 million, we would receive from Genentech under the collaboration following product approval and (iii) 10% of the royalties that we receive on all sales of certain anti-IgE products, including Xolair.

     We sought a court order vacating the arbitration award, but a judgment was entered confirming the award, and that judgment was affirmed by the Court of Appeals, 14th District of Texas. On October

31, 2003, the Texas Supreme Court denied our petition for review. During the appeals process, we were required to place amounts in escrow to secure payment of the award, and had escrowed $9.7 million with the Harris County District Court as of December 31, 2003. These funds, recorded as restricted cash at December 31, 2003, were released to the former attorneys during February 2004.

ITEM 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of 2003.

PART II

ITEM 5. Market for the Company’s Common Equity and Related Stockholder Matters

Market Price and Dividends

     Our common stock trades on The NASDAQ Stock Market under the symbol TNOX. The table below provides the high and low sales prices of our common stock for the periods indicated, as reported by the NASDAQ Stock Market.

	High	Low

Year Ended December 31, 2002:
First quarter	$18.46	$12.95
Second quarter	14.10	9.25
Third quarter	13.48	8.93
Fourth quarter	11.91	9.03
Year Ended December 31, 2003:
First quarter	$12.95	$8.03
Second quarter	19.75	11.92
Third quarter	22.74	15.61
Fourth quarter	20.00	13.59

     On March 10, 2004, the last reported sale price of our common stock on the NASDAQ Stock Market was $14.71. As of March 10, 2004, there were 43,941,226 shares of common stock outstanding and 131 shareholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (or DTC). All of the shares of Common Stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and therefore considered to be held of record by Cede & Co. as one stockholder.

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

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues [1]	$18,487	$560	$419	$12,748	$1,405

Research and development	21,037	22,651	21,683	18,325	17,163
General and administrative	7,337	10,677	8,349	7,683	8,582
Restructuring charge	—	(268)	3,860	—	—

Total operating costs and expenses	28,374	33,060	33,892	26,008	25,745

Loss from operations	(9,887)	(32,500)	(33,473)	(13,260)	(24,340)
Other income, net	5,021	6,478	12,096	13,128	1,028

Loss before income taxes	(4,866)	(26,022)	(21,377)	(132)	(23,312)
Benefit (provision) of income taxes	228	—	—	(915)	(34)

Net loss	$(4,638)	$(26,022)	$(21,377)	$(1,047)	$(23,346)

Net loss per share – basic and diluted	$(0.11)	$(0.59)	$(0.49)	$(0.03)	$(0.75)

Shares used in computing loss per share – basic and diluted	43,979	43,911	44,010	40,258	31,113

	December 31,

	2003	2002	2001	2000	1999

	(In thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and investments [2]	$227,434	$227,990	$261,102	$275,921	$47,254
Working capital	154,566	127,592	198,092	175,309	42,718
Total assets	251,856	251,211	277,534	290,978	55,328
Notes payable	15,000	15,000	10,000	10,000	10,000
Accumulated deficit	(83,545)	(78,907)	(52,885)	(31,508)	(30,461)
Total stockholders’ equity	222,657	225,516	256,441	272,774	40,007

[1] Revenues for 2003 and 2000 consist primarily of milestone payments from our collaboration partners.

[2] Includes restricted cash and investments of $15,967 and $14,441 in 2003 and 2002, respectively.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Tanox discovers and develops therapeutic monoclonal antibodies to address significant unmet medical needs in the areas of asthma, allergy, inflammation, other diseases affecting the human immune system and infectious diseases. Our products are genetically engineered antibodies that target a specific molecule or antigen.

     Our first product, Xolair, was developed in collaboration with Genentech and Novartis. Xolair received U.S. FDA marketing approval in June 20, 2003, and was launched in the U.S. in July 2003. We received $20.0 million of milestone payments under our collaboration agreements with Novartis and Genentech upon the FDA approval of Xolair, $5.3 million of which is due to our former attorneys under the terms of an adverse arbitration award (see Note 12. Commitments and Contingencies).

     Xolair generated approximately $25.0 million in U.S. sales in 2003 and is being distributed through five specialty pharmacy distributors. Xolair is currently labeled for treatment of adults and adolescents (12 years of age and above) with moderate-to-severe persistent asthma who have a positive skin test or in vitro reactivity to a perennial aeroallergen and whose symptoms are inadequately controlled with inhaled corticosteroids. Xolair has been shown to decrease the incidence of asthma exacerbations in these patients. Safety and efficacy have not been established in other allergic conditions. Clinical trials to test the safety and efficacy of Xolair to treat pediatric asthma patients and peanut allergy patients are expected to begin in 2004.

     In 2003, we recorded royalty income of $1.9 million from sales of Xolair. Under our collaboration agreements with Genentech and Novartis, we receive royalties on the net sales of Xolair and will share in Novartis’ net profits from sales of Xolair in the United States. Over the next several years, we expect our principal revenues will be royalties and profit-sharing payments relating to sales of Xolair.

     During 2003, we completed a single-dose 30-patient Phase 1a trial and a multiple-dose 22-patient Phase 1b trial with TNX-355, an anti-CD4 antibody, in HIV-infected patients. In both trials, the drug was well tolerated in all dose groups (0.3 – 25 mg/kg) without evidence of CD4 cell depletion. In these two open-label, monotherapy trials (patients were on a failing HAART regimen or on no other antiretroviral therapy), transient, clinically important (≥ 0.5 – 1.7 log10) reductions in viral load were observed. A more definitive assessment of efficacy will depend upon results from a planned Phase 2 trial in which patients will be randomized to optimized background therapy (OBT) plus TNX-355 or to OBT alone. Subject to drug availability, this Phase 2 trial is expected to begin in the first half of 2004. On October 6, 2003, the FDA granted fast track status designation to TNX-355.

Critical Accounting Policies

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.

Revenue Recognition

     Revenues from development agreements include payments for milestone achievements and sponsored research and development costs. Milestone payments are received under best efforts contracts and are not refundable. They are recognized as revenue when the milestones are achieved and there are no remaining performance obligations. Revenues for sponsored research and development are recognized as revenue as we complete our obligations related to such activities. Any revenue contingent upon future performance is deferred and recognized as the performance is completed. Under our collaboration agreements with Genentech and Novartis, we receive a royalty on the net sales of Xolair worldwide and share in Novartis’ net profits from Xolair sales in the United States. Royalty income is recorded monthly based on contractual terms and information provided by Genentech and Novartis. Royalties are reconciled and adjusted if actual results differ from those previously reported to us. Revenues recognized are net of certain milestone credits and amounts due to our former attorneys under the arbitration award.

Research and Development

     Research and development expenses consist of direct costs and indirect overhead costs, including facilities costs, salaries and related benefit costs and material and supply costs. Expenses may also include upfront fees and milestones paid to licensors and collaborative partners. Such amounts are expensed as incurred. Research and development costs also include estimates for clinical trial costs, which are based on patient enrollment and clinical trial progress. Actual costs may differ from estimates.

Results of Operations

     This discussion of our Results of Operations contains forward-looking statements regarding revenue, research and development expenses and general and administrative expenses. For a discussion of the risks and uncertainties associated with our forward looking projections, please see the “Factors That May Affect Our Future Results” section in this Form 10-K.

Years Ended December 31, 2003, 2002 and 2001

     Total Revenues. Our total revenues for 2003 were $18.5 million, a $17.9 million increase from 2002 primarily due to milestone revenue received upon FDA approval of Xolair and to Xolair royalty revenue for the period July through December 2003. Total revenues for 2002 were $560,000, a $141,000 increase from 2001 primarily due to licensing fee revenues. Revenues in 2001 were primarily grants.

     Milestone revenue for 2003 included $20.0 million in milestone revenue associated with the FDA approval of Xolair in June 2003 per our collaboration agreements with Novartis and Genentech. This revenue was reduced by $5.3 million of the Genentech milestone payment which is payable to our former attorneys under the arbitration ruling. Royalty revenue of $1.9 million from the sale of Xolair in 2003 was net of $209,000 payable to our former attorneys under the arbitration award.

     Research and Development Expenses. Research and development expense consists of costs incurred for product development and discovery research programs. The major components of research and development costs include salaries and employee benefits, clinical trial expenses, clinical manufacturing costs, consulting and other third-party costs, supplies and materials, equipment depreciation and allocations of various overhead and facilities costs.

     Our research and development activities can be divided into clinical stage programs, which currently include TNX-355 and TNX-901, and research and preclinical stage programs, which include anti-Factor D, anti-C5a antibodies and other discovery projects. The cost associated with research and development programs, including overhead allocation, approximate the following:

	2003	2002	2001

	(in thousands)
Clinical stage programs	$15,386	$17,306	$10,759
Research and preclinical stage programs	5,651	5,345	10,924

Total research and development expenses	$21,037	$22,651	$21,683

     Research and development expenses decreased in 2003 compared to 2002 by $1.6 million. The decrease was primarily due to a winding down of TNX-901 development which was partially offset by increased TNX-355 development activities. Research and development expense increased $1.0 million in 2002 compared to 2001 as a result of a significant increase in TNX-901 development in 2002 in preparation for Phase 3 clinical trials. Spending on research and preclinical stage programs was 50% lower in 2002 than in 2001 resulting from the closure of our former Dutch facility (Tanox Pharma, B.V.) and a reduction of discovery research projects.

     General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2003 were $7.3 million, compared to $10.7 million in 2002 and $8.3 million in 2001. In 2003 compared to 2002, general and administrative expense decreased by $3.3 million due to reduced litigation spending of $2.1 million and reduced personnel related costs. This was partially offset by increased directors and officers’ insurance expense. General and administrative expenses increased in 2002 compared to 2001, primarily due to a $2.0 million increase in litigation related expenses and recruiting and relocation costs.

     Restructuring Charge. In June 2001, Tanox recorded a $3.9 million restructuring charge associated with the closure of the research operations of Tanox Pharma B.V. (see Note 5. Tanox Pharma B.V. Restructuring Charge). During 2002, the estimated cost to complete these activities was reduced by $268,000. Tanox completed the restructuring activities in April 2003.

     Other Income (Expense). Other income decreased to $5.0 in 2003 from $6.5 million in 2002 and $12.1 million in 2001. This decrease was principally due to reduced interest income in 2003 compared to 2002 and in 2002 compared to 2001 resulting from lower average interest rates and lower amounts available for investment. In 2003, other expense also includes a loss of $348,000 on the sale of assets associated with closing our Taiwan office in May 2003. In 2002, higher interest income was offset by a $784,000 other-than-temporary decline in the fair value of an available-for-sale investment.

     Income Tax Benefit. During the year ended December 31, 2003, we received a refund related to Alternative Minimum Taxes paid in 1996 and 1997 which we recorded as a credit (benefit) to our income tax provision. There was no provision for income taxes in 2003, 2002 or 2001, due to pre-tax losses of $4.9 million, $26.0 million and $21.4 million, respectively. These pre-tax losses generated a tax benefit, which was fully offset by an increase in Tanox’s valuation allowance.

     Net Loss. The net loss decreased to $4.6 million in 2003 or $0.11 per share, as compared to $26.0 million or $0.59 per share in 2002 and $21.4 million or $0.49 per share in 2001.

Liquidity and Capital Resources

     We have financed our operations since inception primarily through sales of equity securities, collaboration and grant revenues, interest income and equipment financing agreements. During the year ended December 31, 2000, we sold 8,568,000 shares of common stock at $28.50 per share in an initial public offering and received net proceeds of $225.8 million. As of December 31, 2003, we had $227.4 million in cash, cash equivalents and investments, of which $163.6 million were classified as current assets. At December 31, 2003, $16.0 million of cash and investments was pledged against our outstanding borrowings under its line of credit or was deposited with the District Court in connection with our appeal of an unfavorable arbitration ruling.

     During the year ended December 31, 2003, we used milestone payments, reimbursement of clinical trial expenses, licensing revenue, proceeds from investment maturities, interest income and proceeds from stock option exercises, together with cash and cash equivalents on hand at December 31, 2002, to fund operating activities and capital expenditures. The combination of the above items and the increase in short and long-term investment securities resulted in a net decrease in cash, cash equivalents and investments of $556,000 (including the restricted amount of $16.0 million) for the year ended December 31, 2003.

     We have been engaged in litigation in connection with a fee dispute with the law firms that represented us in litigation with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award entitling the attorneys to receive (i) approximately $3.5 million, including interest, (ii) payments ranging from 33-1/3% to 40% of the future milestone payments, in excess of the first $1 million, we would receive from Genentech following product approval, and (iii) 10% of the royalties that we would receive on all sales of certain anti-IgE products, including Xolair. Tanox sought a court order vacating this arbitration award, but a judgment was entered confirming the award, and that judgment was affirmed by the Court of Appeals, 14th District of Texas. On October 31, 2003, the Texas Supreme Court denied our petition for review. During the appeals process, we were required to place amounts in escrow to secure payment of the award, and had escrowed $9.7 million with the Harris County District Court as of December 31, 2003. These funds, recorded as restricted cash at December 31, 2003, were released to the former attorneys during February 2004.

     In September 2002, we entered into a $16.0 million Revolving Line of Credit Note Agreement with a bank. Under the terms of the Agreement, Tanox may secure advances up to the aggregate principal amount of $16.0 million, the proceeds of which can be used to finance the purchase of property, plant and equipment. The outstanding principal balance is payable in full on September 27, 2006, and advances bear interest at the lesser of the Prime Rate or LIBOR, the London Interbank Offered Rate, plus 1%. Accrued interest is payable on the last day of each month. As of December 31, 2003, we had borrowed $5.0 million under the Agreement.

     From 1994 through 1998, Novartis advanced Tanox $10.0 million, pursuant to a loan agreement, to finance our pilot manufacturing facility. Tanox has pledged all of the assets of the pilot manufacturing facility as security for the loan. The loan bears interest at the LIBOR rate plus 2%. Through December 31, 2001, Novartis has agreed to forgive interest on the loan. Subject to modifications agreed to in principle concurrent with completion of the tripartite collaboration among Tanox, Novartis and Genentech in July 1996, the principal and future interest payments may be partially or totally forgiven by Novartis based on the future use of the facility. Under the loan agreements, upon activation of the facility for production, Tanox is required to make principal and interest payments on the loan in amounts equal to 75% of net cash flow, if any, from the facility. If the net cash flow payments during the ten years following the date the facility first became operational are not sufficient to repay the principal and accrued interest on the loan, Novartis has agreed to forgive the remaining principal and accrued interest. The facility was activated in 2002 and, until October 2002, produced clinical trial materials for TNX-901. During 2003, the facility was used to produce clinical trial materials for TNX-355. Accordingly, we have accrued interest of $320,000 and $373,000 on the loan for 2003 and 2002, respectively. In connection with the settlement of litigation and completion of the collaboration agreements with Novartis and Genentech in February 2004, the principal and accrued interest on this loan were forgiven in full by Novartis (see Item 3. Legal Proceedings).

     On September 16, 2002, we purchased a 68,000 square foot office and warehouse building adjacent to our research and manufacturing facility for $2.2 million which we are renovating into a research lab and administrative office facility. On September 30, 2002, we purchased the 43,560 square foot research and pilot manufacturing facility in Houston, Texas that we had been leasing, together with approximately 15 acres of adjacent land, for $5.0 million. The $5.0 million purchase price was funded under the bank line of credit described above. The draw is collateralized with cash and investments at the bank. We intend to pursue permanent financing options, including a possible sale and lease back for both buildings.

     During the year ended December 31, 2003, we invested approximately $2.6 million in equipment and facility improvements.

     The following table represents Tanox’s contractual obligations as of December 31, 2003:

	Payments due by period (in thousands)
					More
		Less than	1 to 3	3 to 5	than 5
Contractual Obligations	Total	1 year	years	years	years

Operating Leases	$144	$137	$4	$3	$—
Notes Payable	15,000	10,000	5,000	—	—
Purchase obligations and license fees*	5,086	4,486	25	75	500

Total	$20,230	$14,623	$5,029	$78	$500

*     Purchase obligations and license fees include commitments related to capital expenditures, collaboration agreements, manufacturing and research operations.

     Our current and anticipated development projects require substantial additional capital to complete. We do not expect to generate positive cash flow from operations until at least 2007 because we anticipate that the amount of cash we need to fund operations, including research and development, manufacturing and other costs, and for capital expenditures, will grow in the future as our projects move from research to clinical development to commercialization. We also expect that we will need to expand our clinical development, manufacturing capacity, facilities, business development and marketing activities to support the future development of our programs. Based on cash projections, we expect that cash on hand and revenue from operations will be sufficient to fund our operations for at least the next four years. However, our future capital needs will depend on many factors, including the successful commercialization of Xolair, progress in our research and development activities, commercialization activities, the costs and magnitude of product or technology acquisitions, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, establishing additional collaboration and licensing arrangements, potential merger and acquisition activities, and manufacturing scale-up costs and marketing activities, if we undertake those activities. Consequently, we may need to raise additional funds. We do not have external committed sources of funding and we cannot assure that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to a variety of risks, including changes in interest rates. In the normal course of business, we have established policies and procedures to manage these risks.

     Foreign Currency Exchange Rates. We were subject to foreign currency exchange risk because we conducted operations through two foreign subsidiaries prior to the closing of Tanox Pharma B.V. and our Taiwan office in 2003.

     Interest Rate Risk. Cash, cash equivalents and investments were approximately $227.4 million (including the restricted cash and investments of $16.0 million) at December 31, 2003. These assets were primarily invested in investment grade corporate bonds and commercial paper with maturities of less than three years, which we have the ability and intent to hold to maturity. We do not invest in derivative securities. Although our portfolio is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would actually be recognized in earnings unless we sell the asset. In addition, our bank line of credit and our loan from Novartis are based on a premium over LIBOR. As such, if general interest rates increase, our interest costs will increase.

ITEM 8. Financial Statements and Supplementary Data

Tanox, Inc.
Index to Consolidated Financial Statements

Report of Independent Auditors

To the Board of Directors and Stockholders
of Tanox, Inc.:

     We have audited the accompanying consolidated balance sheets of Tanox, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated March 8, 2002 expressed an unqualified opinion on those statements.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tanox, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Houston, Texas
January 30, 2004,
except for Note 15,
as to which the date is
February 25, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Tanox, Inc.:

     We have audited the accompanying consolidated balance sheets of Tanox, Inc., a Delaware corporation, and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

TANOX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share data)

	December 31,

	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,350	$15,968
Restricted cash	10,536	4,795
Short-term investments, including restricted amounts of $5,431 and $4,083 in 2003 and 2002, respectively	106,711	113,640
Interest receivable	3,002	3,230
Accounts receivable	1,706	322
Accounts receivable from related party	184	—
Prepaid expenses and other	276	332

Total current assets	168,765	138,287

LONG-TERM INVESTMENTS, including restricted amounts of $0 and $5,563 in 2003 and 2002, respectively	63,837	93,587
PROPERTY, PLANT & EQUIPMENT, NET	19,205	19,197
OTHER ASSETS	49	140

Total assets	$251,856	$251,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$968	$1,111
Accrued liabilities	3,390	5,510
Accrued arbitration award	9,841	4,074

Total current liabilities	14,199	10,695

LONG-TERM LIABILITIES:
Note payable to bank	5,000	5,000
Note payable to related party	10,000	10,000

Total long-term liabilities	15,000	15,000

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 44,470,446 and 44,301,641 shares issued in 2003 and 2002, respectively; 43,915,746 shares and 43,746,941 shares outstanding in 2003 and 2002, respectively	445	443
Additional paid-in capital	311,324	310,073
Treasury stock, at cost; 554,700 shares in 2003 and 2002	(6,261)	(6,261)
Accumulated other comprehensive income	694	168
Accumulated deficit	(83,545)	(78,907)

Total stockholders’ equity	222,657	225,516

Total liabilities and stockholders’ equity	$251,856	$251,211

The accompanying notes are an integral part of these consolidated financial statements.

TANOX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	For the Year Ended December 31,

	2003	2002	2001

REVENUES:
Development agreements and licensing fees, net of arbitration award (see Note 4)	$13,204	$560	$419
Development agreements and royalties from related party, net of arbitration award (see Note 4)	3,405	—	—
Royalties, net of arbitration award (see Note 4)	1,878	—	—

Total revenues	18,487	560	419

OPERATING COSTS AND EXPENSES:
Research and development	21,037	22,651	21,683
General and administrative	7,337	10,677	8,349
Restructuring charge	—	(268)	3,860

Total operating costs and expenses	28,374	33,060	33,892

LOSS FROM OPERATIONS	(9,887)	(32,500)	(33,473)

OTHER INCOME (EXPENSES):
Interest income	5,959	7,865	12,769
Interest expense	(451)	(595)	(714)
Other, net	(487)	(792)	41

Total other income	5,021	6,478	12,096

LOSS BEFORE INCOME TAX BENEFIT	(4,866)	(26,022)	(21,377)
Income tax benefit	228	—	—

NET LOSS	$(4,638)	$(26,022)	$(21,377)

NET LOSS PER SHARE – Basic and diluted	$(0.11)	$(0.59)	$(0.49)

SHARES USED IN COMPUTING NET LOSS PER SHARE Basic and diluted	43,979	43,911	44,010

COMPREHENSIVE INCOME (LOSS):
Net loss	$(4,638)	$(26,022)	$(21,377)
Foreign currency translation adjustment	(168)	84	(112)
Unrealized gain on available-for-sale security	694	—	—

TOTAL COMPREHENSIVE INCOME (LOSS)	$(4,112)	$(25,938)	$(21,489)

The accompanying notes are an integral part of these consolidated financial statements.

TANOX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2003, 2002 and 2001
(In thousands, except share data)

	Common Stock		Additional
			Paid-in	Treasury	Deferred
	Shares	Par Value	Capital	Stock	Compensation

BALANCES, December 31, 2000	43,603,955	$436	$304,647	$—	$(555)
Exercise of stock options, net	492,128	5	2,929	—	—
Issuance of common stock for acquisition	60,518	1	1,817	—	—
Repurchase of 80,000 shares of common stock at cost	—	—	—	(1,009)	—
Capital contribution from forgiveness of interest by related Party	—	—	556	—	—
Cancelled stock options	—	—	(335)	—	335
Amortization of deferred compensation related to stock options	—	—	—	—	137
Stock option compensation to non-employees	—	—	278	—	—
Repayment of employee loans	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—
Net loss	—	—	—	—	—

BALANCES, December 31, 2001	44,156,601	$442	$309,892	$(1,009)	$(83)
Exercise of stock options, net	145,040	1	371	—	—
Repurchase of 474,700 shares of common stock at cost	—	—	—	(5,252)	—
Amortization of deferred compensation related to stock options	—	—	—	—	83
Stock option compensation to non-employees	—	—	(190)	—	—
Foreign currency translation adjustment	—	—	—	—	—
Net loss	—	—	—	—	—

BALANCES, December 31, 2002	44,301,641	$443	$310,073	$(6,261)	$—
Exercise of stock options, net	168,805	2	1,205	—	—
Stock option compensation to non-employees	—	—	46	—	—
Foreign currency translation adjustment	—	—	—	—	—
Unrealized gain on available-for-sale security	—	—	—	—	—
Net loss	—	—	—	—	—

BALANCES, December 31, 2003	44,470,446	$445	$311,324	$(6,261)	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Loans	Accumulated
	Receivable	Other		Total
	From	Comprehensive	Accumulated	Stockholders’
	Employees	Income/(Loss)	Deficit	Equity

BALANCES, December 31, 2000	$(442)	$196	$(31,508)	$272,774
Exercise of stock options, net	—	—	—	2,934
Issuance of common stock for acquisition	—	—	—	1,818
Repurchase of 80,000 shares of common stock at cost	—	—	—	(1,009)
Capital contribution from forgiveness of interest by related Party	—	—	—	556
Cancelled stock options	—	—	—	—
Amortization of deferred compensation related to stock options	—	—	—	137
Stock option compensation to non-employees	—	—	—	278
Repayment of employee loans	442	—	—	442
Foreign currency translation adjustment	—	(112)	—	(112)
Net loss	—	—	(21,377)	(21,377)

BALANCES, December 31, 2001	$—	$84	$(52,885)	$256,441
Exercise of stock options, net	—	—	—	372
Repurchase of 474,700 shares of common stock at cost	—	—	—	(5,252)
Amortization of deferred compensation related to stock options	—	—	—	83
Stock option compensation to non-employees	—	—	—	(190)
Foreign currency translation adjustment	—	84	—	84
Net loss	—	—	(26,022)	(26,022)

BALANCES, December 31, 2002	$—	$168	$(78,907)	$225,516
Exercise of stock options, net	—	—	—	1,207
Stock option compensation to non-employees	—	—	—	46
Foreign currency translation adjustment	—	(168)	—	(168)
Unrealized gain on available-for-sale security	—	694	—	694
Net loss	—	—	(4,638)	(4,638)

BALANCES, December 31, 2003	$—	$694	$(83,545)	$222,657

The accompanying notes are an integral part of these consolidated financial statements.

TANOX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,638)	$(26,022)	$(21,377)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities -
Depreciation and amortization	2,231	2,057	1,585
Interest expense forgiven by related party	—	—	556
Impairment of available-for-sale investment	—	784	—
Restructuring charge	—	(268)	1,664
Compensation expense related to stock options	46	(107)	415
Loss on sale of equipment	348	—	—
In-process research and development	—	—	1,066
Other, net	123	68	—
Changes in operating assets and liabilities -
(Increase) decrease in receivables and other assets	(1,316)	(270)	1,260
(Decrease) increase in current liabilities	3,504	(129)	2,755

Net cash provided by (used in) operating activities	298	(23,887)	(12,076)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(85,361)	(161,011)	(79,349)
Maturities and sales of investments	122,734	72,231	207,787
Additions to property and equipment	(2,638)	(9,657)	(4,998)
Proceeds from sale of equipment	51	—	—
Increase in restricted cash	(5,741)	(4,795)	—

Net cash provided by (used in) investing activities	29,045	(103,232)	123,440

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,207	372	2,934
Repayments of employee loans, net	—	—	442
Advance on Line of Credit	—	5,000	—
Purchase of treasury stock	—	(5,252)	(1,009)

Net cash provided by financing activities	1,207	120	2,367

IMPACT OF EXCHANGE RATES ON CASH	(168)	84	(112)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,382	(126,915)	113,619
CASH AND CASH EQUIVALENTS, beginning of year	15,968	142,883	29,264

CASH AND CASH EQUIVALENTS, end of year	$46,350	$15,968	$142,883

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Capital contribution from forgiveness of interest by a related party	—	—	556
Common stock issued for acquisition	—	—	1,818
Retirement of property and equipment	—	874	—
Unrealized gain on available-for-sale security	694	—	—
Cash paid during the year for interest	(115)	(36)	—
Cash received for Federal AMT refund	228	—	—

The accompanying notes are an integral part of these consolidated financial statements.

1.     ORGANIZATION, BUSINESS AND RISK FACTORS:

     Tanox, Inc. (Tanox or the Company) is a biotechnology company that discovers and develops therapeutic monoclonal antibodies to address significant unmet medical needs in the areas of asthma, allergy, inflammation, diseases affecting the human immune system and infectious diseases. Tanox was formerly known as Tanox Biosystems, Inc. and was incorporated as a Texas corporation on March 19, 1986. Tanox was reincorporated in January 2000 as a Delaware corporation.

     Tanox entered into a development and licensing agreement with the predecessor to Novartis Pharma AG (Novartis) in May 1990, in which Tanox and Novartis agreed to jointly develop, produce and market certain products for IgE-mediated diseases, including asthma and allergy. Tanox received an initial milestone payment upon signing the agreement and has received additional milestone payments and reimbursement of designated expenses. Under separate agreements, Novartis purchased 6,373,732 shares of Tanox common stock and loaned Tanox $10 million for the construction of a pilot manufacturing facility. Because the $10 million loan is still outstanding and the shares owned by Novartis represent approximately 14.5% of Tanox’s outstanding common stock at December 31, 2003, Novartis is considered a related party in Tanox’s financial statements.

     Tanox, Novartis and Genentech, Inc. (Genentech) entered into a binding agreement-in-principle (Three-Party Collaboration) in July 1996 to combine their existing anti-IgE antibody programs into a cooperative effort to develop and commercialize selected anti-IgE antibodies. Xolair, whose therapeutic effects have been validated in clinical trials in patients suffering from allergic asthma, hay fever and perennial allergic rhinitis, is Tanox’s most advanced product in development and is being developed under the Three-Party Collaboration agreement. On June 20, 2003, Xolair was approved for treating adults and adolescents with moderate to severe persistent asthma by the Food and Drug Administration (FDA). Tanox receives royalty payments on net sales of Xolair pursuant to the Three-Party Collaboration and will continue to receive milestone payments upon the occurrence of specified subsequent events. Tanox finalized the detailed terms of the three-party collaboration agreements in February 2004 (see Note 15. Subsequent Events).

     Tanox engages in research and development activities which involve a high degree of risk and uncertainty. Tanox has not generated any revenues from product sales, only royalty and development revenue. The ability of Tanox to successfully develop, manufacture and market its products is dependent upon many factors. These factors could include, but are not limited to, the need for additional financing and the ability to develop or obtain manufacturing, sales and marketing capabilities or collaborative arrangements. Additional factors could include uncertainties as to patents and proprietary technologies, efficacy and safety of its products, competition, governmental regulations and regulatory approval.

Tanox, Inc. and Subsidiaries
Note to Consolidated Financial Statements — (Continued)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Tanox and its wholly owned subsidiaries, Tanox Pharma International, Inc., Tanox Pharma B.V. and TanAsia Pharma, Ltd. Intercompany transactions and balances are eliminated in consolidation. Tanox Pharma B.V. and TanAsia Pharma Ltd. ceased to be subsidiaries in 2003.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.

Revenue Recognition

     Revenues from development agreements include payments for milestone achievements and sponsored research and development costs. Milestone payments are received under best efforts contracts and are not refundable. They are recognized as revenue when the milestones are achieved and there are no remaining performance obligations. Revenues for sponsored research and development are recognized as revenue as the Company completes its obligations related to such activities. Any revenue contingent upon future performance is deferred and recognized as the performance is completed. Royalty revenue results from our collaboration agreements with Genentech and Novartis and is recorded monthly based on contractual terms applied to reports provided by Genentech and Novartis. The Company receives a royalty on the net sales of Xolair in the United States and Europe and share in the profits of Xolair sales by Novartis in the United States. Royalties are reconciled and adjusted if actual results differ from those previously reported to us. Revenues recognized are reduced by certain milestone credits and by certain amounts due to our former attorneys under the arbitration award.

Cash Equivalents, Short-term and Long-term Investments

     Cash equivalents consist of highly-liquid investments with original maturities of three months or less. Management determines the appropriate classification of its cash equivalents, short-term investments and long-term investments at the time of purchase. Investments consist of investment grade corporate bonds, commercial paper, asset-backed securities, and government agency securities with maturities of less than three years from the balance sheet date. All investments are classified as held-to-maturity and carried at amortized cost in the accompanying financial statements with the exception of one available-for-sale investment, which is stated at fair value based on the quoted market price of the investment. Unrealized gains and losses on such investments are reported as other comprehensive income (loss), which is a separate component of stockholders’ equity. For the year ended December 31, 2003, the fair value of our available-for-sale investment increased by $694,000 and was recorded as an unrealized gain and is included as a component of stockholders’ equity.

Tanox, Inc. and Subsidiaries
Note to Consolidated Financial Statements — (Continued)

Restricted Cash and Investments

     Tanox is required to maintain restricted cash or investments to collateralize borrowings under Tanox’s Revolving Line of Credit Note Agreement. Restricted cash also includes cash deposited with the Harris County District Court to secure payment of the arbitration award with our former attorneys (see Note. 12 Commitments and Contingencies). At December 31, 2003, Tanox had restricted cash and investments of $16.0 million.

Fair Value of Financial Instruments

     Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents and short-term investments, approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the Company’s debt obligations approximates fair value.

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash equivalents, investments in marketable securities and trade receivables. Cash equivalents and marketable securities consist of money market funds, taxable commercial paper, corporate bonds with high credit quality and U.S. government agency obligations. All cash, cash equivalents and marketable securities are maintained with financial institutions that management believes are credit worthy. The Company’s investment policy, approved by the Board of Directors, limits the amount the Company may invest in any one type of investment, thereby reducing credit risk concentrations. Ninety percent of the Company’s receivables at December 31, 2003 and 75% of its revenues for the year ended December 31, 2003 are with one large pharmaceutical company located in the United States. The Company has not experienced any significant credit losses to date and, at December 31, 2003, management believes that the Company has no significant concentrations of credit risk.

Tanox, Inc. and Subsidiaries
Note to Consolidated Financial Statements — (Continued)

Property and Equipment

     Property and equipment is carried at cost and depreciated on a straight-line basis over the estimated useful economic lives of the assets or, in the case of leasehold improvements, over the remaining term of the lease. The estimated useful lives used in computing depreciation are:

Useful lives
Buildings and improvements	20 years
Laboratory and office equipment	3 to 7 years
Leasehold improvements	length of lease
Furniture and fixtures	5 to 7 years

     When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in other income/expenses. Maintenance and repair expenditures are charged to expense when incurred.

     Property, plant and equipment balances at December 31, 2003 and 2002 are summarized below (in thousands):

Property, Plant and Equipment	At December 31,	At December 31,
(at cost):	2003	2002

Land	$4,332	$4,332
Building	2,871	2,556
Laboratory and office equipment	12,505	13,014
Leasehold improvements	5,278	4,469
Furniture and fixtures	416	706
Construction in progress	4,012	2,328

	29,414	27,405
Less: Accumulated depreciation and amortization	(10,209)	(8,208)

Net property, plant and equipment	$19,205	$19,197

Impairment of Long-Lived Assets

     Management periodically reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset is greater than its undiscounted future operating cash flow, an impairment loss would be recognized.

Research and Development

     Research and development expenses consist of direct costs and indirect overhead costs, including facilities costs, salaries and related benefit costs and material and supply costs. Expenses may also include upfront fees and milestones paid to licensors and collaborative partners. Such amounts are expensed as incurred. Research and development costs also include estimates for clinical trial costs, which are based on patient enrollment and clinical trial progress. Actual costs may differ from estimates.

Income Taxes

     Tanox accounts for income taxes using the liability method prescribed by Statement of Financial

Tanox, Inc. and Subsidiaries
Note to Consolidated Financial Statements – (Continued)

Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Under this method, deferred income tax assets and liabilities reflect the impact of temporary differences between the financial accounting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Foreign Currency Transactions and Translations

     The balance sheet accounts of Tanox’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect on reporting dates. Foreign currency translation adjustments are reflected in other comprehensive loss. Income statement items are translated at average exchange rates in effect during the financial statement period. Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are classified as other income /expenses.

     The Company closed its office in Taiwan in May 2003 and dissolved TanAsia, Ltd., its Taiwan subsidiary in 2003. In 2001, the Company closed its subsidiary in the Netherlands, Tanox Pharma B.V., and in 2003 transferred its ownership to another entity. As a result of the dissolution of these subsidiaries, a gain of $168,000, resulting from foreign currency transactions, was recorded in 2003.

Loss Per Share

     SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as basic EPS, except that diluted EPS reflects the potential dilution that would occur if outstanding options and warrants were exercised. Tanox incurred net losses for the years ended December 31, 2003, 2002 and 2001; therefore, all options outstanding for each of the years were excluded from the computation of diluted EPS because they would have been antidilutive (see Note 11. Capital Stock).

Segment Information

     The Company currently operates in one business segment, that being the development and commercialization of novel antibody drugs. The Company is managed and operated as one business. The entire business is comprehensively managed by a single management team that reports to the Chief Executive Officer. The Company does not operate separate lines of business or separate business entities with respect to its products or product candidates. Accordingly, the Company does not accumulate discrete financial information with respect to separate product areas and does not have separately reportable segments as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

Tanox, Inc. and Subsidiaries
Note to Consolidated Financial Statements — (Continued)

Stock-Based Compensation

     As further discussed in Note 11, Tanox has four stock-based compensation plans, which are accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” Under the intrinsic value method described in APB Opinion No. 25, no compensation expense is recognized if the exercise price of the employee stock option equals the market price of the underlying stock on the date of grant. Tanox recognized $0, $83,000 and $137,000 of stock-based compensation during the years ended December 31, 2003, 2002 and 2001, respectively, which was primarily related to the grant of options to its non-employee Scientific Advisory Board members.

     Assuming the compensation cost for the stock option plans had been determined pursuant to the fair value method under SFAS No. 123 “Accounting for Stock Based Compensation,” Tanox’s pro forma net loss would have been as follows (in thousands, except per share data):

	Year ended December 31,

	2003	2002	2001

Net loss -
As reported	$(4,638)	$(26,022)	$(21,377)
Stock option compensation expense	(4,847)	(4,745)	(4,709)

Pro forma net loss	$(9,485)	$(30,767)	$(26,086)

Loss per share - Basic and diluted
As reported	$(0.11)	$(0.59)	$(0.49)
Pro forma	$(0.22)	$(0.70)	$(0.59)

Recent Accounting Pronouncements

     In December 2002, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for employee stock-based compensation and the effect of the method used on reported results. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB Opinion No. 25 to account for employee stock options. The additional disclosures required under SFAS No. 148 are effective for fiscal years ending after December 15, 2002, and have been provided herein.

Tanox, Inc. and Subsidiaries
Note to Consolidated Financial Statements — (Continued)

3. INVESTMENTS:

Short-term and long-term investments at December 31, 2003 consist of the following (in thousands):

		Gross	Gross	Estimated
	Book	Unrealized	Unrealized	Fair
	Value	Gain	Loss	Value

Negotiable CD’s:
One year or less	$3,035	$17	—	$3,052
Auction-Rate Securities:
One year or less	5,000	—	—	5,000
Asset-Backed Securities:
One year or less	3,936	6	—	3,942
Greater than 1 year and less than 3 years	2,166	—	(4)	2,162
Government/Agency Securities:
One year or less	53,006	30	—	53,036
Greater than 1 year and less than 3 years	2,000	4	—	2,004
Corporate Debt Securities:
One year or less	40,824	102	(5)	40,921
Greater than 1 year and less than 3 years	59,671	33	(86)	59,618

Total Securities held to maturity	169,638	192	(95)	169,735
Available-for-sale investment*	216	694	—	910

Total short- and long-term investments at December 31, 2003	$169,854	$886	$(95)	$170,645

*	For the year ended December 31, 2003, the fair value of our available-for-sale investment increased by $694,000 and an unrealized gain is included as a component of stockholders’ equity.

Short-term and long-term investments at December 31, 2002 consist of the following (in thousands):

		Gross	Gross	Estimated
	Book	Unrealized	Unrealized	Fair
	Value	Gain	Loss	Value

Negotiable CD’s:
Greater than 1 year and less than 2
years	$3,130	$20	$—	$3,150
Commercial Paper:
One year or less	7,882	3	—	7,885
Asset-Backed Securities:
One year or less	4,171	51	—	4,222
Greater than 1 year and less than 2 years	2,454	50	—	2,504
Government/Agency Securities:
One year or less	16,855	52	—	16,907
Greater than 1 year and less than 2 years	51,100	927	—	52,027
Corporate Debt Securities:
One year or less	84,516	581	(5)	85,092
Greater than 1 year and less than 2 years	36,903	568	(2)	37,469

Total Securities held to maturity	207,011	2,252	(7)	209,256
Available-for-sale security	216	—	—	216

Total short- and long-term investments at December 31, 2002	$207,227	$2,252	$(7)	$209,472

Tanox, Inc. and Subsidiaries
Note to Consolidated Financial Statements — (Continued)

     During 2002, the Company sold two corporate securities with a total book value of $2.5 million prior to their stated maturity for a net gain of $12,000, which is included in interest income on the consolidated statement of operations. The decision to sell these securities was based upon the decline in the credit rating of such securities, which no longer conformed to our investment policy.

4.     REVENUES:

     Development Agreements and Licensing Fees. Revenues from development agreements in 2003 include reimbursement by our collaboration partners, Genentech and Novartis, of selected costs incurred in the development of TNX-901. Year to date development agreement revenues include $20.0 million of Xolair milestone payments received from the same collaboration partners. This revenue was reduced by $5.3 million of the Genentech milestone payment which is due to our former attorneys under the arbitration award (see Note 12. Commitments and Contingencies). Licensing fee revenue includes payments received in exchange for rights to license and sublicense Tanox’s technology or product rights. In December 2003, Tanox received $1.0 million from Wyeth Pharmaceuticals Division, a division of Wyeth, as an upfront payment related to a patent license agreement to develop new classes of drugs for the treatment of osteoporosis and/or other non-oncologic bone-related diseases or disorders.

     Royalties. Tanox receives a royalty on the net sales of Xolair by Genentech and Novartis. Genentech reported Xolair sales of $25.3 million for 2003, which is the Company’s basis for estimating royalty revenue. Estimated royalties include certain credits for prior milestone payments made to Tanox and are net of amounts which are payable by Tanox to its former attorneys (see Note 12. Commitments and Contingencies).

     Since 1999, Tanox has accrued all amounts that would have been payable to its former attorneys under the arbitration award with respect to milestones received from Genentech. Any amounts payable to the former attorneys relating to royalties on Xolair will depend on the level of Xolair sales and the amount of royalties actually received by Tanox from Genentech and Novartis. Inclusive of the payments to the former attorneys, Tanox expects to receive approximately 8% to 12% of net worldwide sales of Xolair in the form of royalties and profit sharing. Certain milestone credits against royalties and profit sharing may cause the overall rate to fall below this range in 2004.

5.     TANOX PHARMA B.V. RESTRUCTURING CHARGE:

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

     Tanox recorded a restructuring charge in June 2001, in connection with the closing of the Tanox Pharma B.V. operation in the Netherlands and the consolidation of Tanox’s research operations into a single site at its headquarters in Houston. In connection with the settlement of the litigation, Tanox completed the restructuring activity in April 2003.

Tanox, Inc. and Subsidiaries
Note to Consolidated Financial Statements — (Continued)

6.     COLLABORATION AND LICENSE AGREEMENTS:

     Genentech Inc. and Novartis Pharma, AG. In 1990, Tanox entered into a Development and Licensing agreement with Ciba Geigy, AG (now Novartis Pharma, AG.) to jointly develop anti-IgE antibodies to treat allergic diseases. In connection with the settlement of a lawsuit in 1996, Genentech joined the collaboration for the purpose of developing certain anti-IgE antibodies. The Company may receive up to an additional $25 million in Xolair-related milestone payments of which $7.2 million would be payable to Tanox’s former attorneys and $2.5 million would be creditable against future royalty payments.

     In the United States, Tanox receives royalties on sales of Xolair and other collaboration products and will receive a share of Novartis’ profits on these sales. Tanox shares equally with Novartis the net profits and the net losses from sales of Xolair and other collaboration products in China, Hong Kong, Korea, Singapore and Taiwan. These royalty and profit-sharing payments will be reduced by certain milestone and other credits, which, at December 31, 2003, approximated $6.1 million. In addition, 10% of all royalties received by Tanox from sales of Xolair and other collaboration products will be payable to Tanox’s former attorneys, up to $300.0 million, as a result of the arbitration award (see Note 4. Revenues).

     Novartis and Genentech are responsible for manufacturing Xolair and other selected anti-IgE products worldwide. In consideration for relinquishing any rights to manufacture up to 50% of the worldwide requirements of those products, Tanox will receive quarterly payments from Novartis or Genentech based on the quantity of product manufactured and vialed (see Note 15. Subsequent Events).

     Biogen IDEC, Inc. In 1998, Tanox entered into an agreement to license from Biogen, Inc. (now Biogen IDEC, Inc.) its anti-CD4 monoclonal antibody and intellectual property on an exclusive worldwide basis with limited sublicense rights. Biogen owns issued U.S., European, Canadian and Australian patents and has pending applications in Japan, which cover our TNX-355 product. The Company paid Biogen a license fee and agreed to make additional development milestone payments and royalty payments to Biogen based on annual net sales revenue levels. If certain milestones are met, the Company may make up to an aggregate of $1.4 million (or $10.4 million in the event Tanox merges or affiliates with a company similar in size to Biogen) in product license fees and development milestone payments under this agreement, of which the Company has paid $200,000. The license terminates on a country-by-country basis on the later of the expiration of 12 years following the first commercial product sale or the expiration or invalidity of applicable patents.

     Protein Design Labs, Inc. In 2000, Tanox entered into an agreement with Protein Design Labs, Inc. (PDL) to acquire the right to non-exclusive licenses to patents and patent applications owned by PDL for up to four of the Company’s antibodies. Under the agreement, the Company paid initial license fees to PDL of $2.5 million, in addition to $1.5 million that was paid to PDL in 1998 under a prior licensing agreement, and must exercise the option for license not later than March 17, 2005. If the Company exercises its options to license PDL’s patents for all four antibodies, the Company agreed to pay PDL up to $4.0 million ($1.0 million per antibody), plus maintenance fees. In addition, the Company agreed to pay royalties on future sales if a product using the PDL technology is successfully commercialized. The Company has not exercised its option for any of the Company’s antibodies.

     Wyeth. In November 2003, the Company entered into cross licensing agreements with Wyeth Pharmaceuticals, a division of Wyeth, with respect to patent rights covering a new class of drugs for the treatment of osteoporosis and/or other non-oncologic bone-related diseases or disorders. Under the agreements, Wyeth received a license under Tanox patents to develop a small molecule-based drug, and

Tanox, Inc. and Subsidiaries
Note to Consolidated Financial Statements — (Continued)

Tanox received a license under Wyeth’s patent applications to develop an antibody-based drug. The research is based on a Tanox patented proprietary target gene. Tanox may receive milestone and royalty payments from Wyeth-developed products and may pay Wyeth milestones and royalties from Tanox-developed products. Tanox received an upfront license payment of $1.0 million from Wyeth.

7.     ACCRUED LIABILITIES:

     Accrued liabilities at December 31, 2003 and 2002, consist of the following (in thousands):

	2003	2002

Accrued payroll	$761	$743
Accrued vacation	290	309
Accrued taxes	709	785
Accrued restructuring	—	293
Accrued legal and professional fees	394	1,209
Accrued interest	693	373
Accrued clinical trial costs	384	339
Accrued litigation related liabilities	—	653
Other	159	806

	$3,390	$5,510

8.     NOTES PAYABLE:

     Note Payable to Bank. Tanox borrowed $5.0 million in September 2002 from a bank under a $16.0 million Revolving Line of Credit Note Agreement (LOC Agreement). Under the term of the LOC Agreement, Tanox may secure advances up to the aggregate principal amount of $16.0 million, the proceeds of which can be used to finance the purchase of property, plant and equipment. The outstanding balance is payable in full on September 27, 2006, and advances bear interest at the lesser of the Prime Rate or LIBOR plus 1%, which at December 31, 2003 and 2002 was 2.25% and 2.5%, respectively. The Note is collateralized with cash and investments equal to or greater than 100% of the outstanding principal balance of the Note.

     Note Payable to Related Party. Novartis loaned Tanox $10.0 million pursuant to the agreement discussed in Note 1 to finance a pilot manufacturing facility. The loan bears interest at LIBOR plus 2%, which at December 31, 2003 and 2002 was 3.2% and 3.5%, respectively. Tanox has pledged all of the assets of the pilot manufacturing facility, whose net book value approximates $2.7 million at December 31, 2003, as security for the loan. Subject to modifications agreed to in principle concurrent with formation of the Three-Party Collaboration, the principal and future interest payments may be partially or totally forgiven by Novartis based on the future use of the facility. Through December 31, 2001, Novartis has agreed to forgive interest on the loan. For the year ended December 31, 2001, the interest forgiven by Novartis of $556,000 has been recorded as interest expense and a capital contribution. For the years ended December 31, 2003 and 2002, a liability of $320,000 and $373,000, respectively, has been recorded as interest expense (see Note. 15 Subsequent Events).

Tanox, Inc. and Subsidiaries
Note to Consolidated Financial Statements — (Continued)

9.     INCOME TAXES:

     Tanox’s pretax income (loss) consists of the following (in thousands):

	2003	2002	2001

U.S	$119	$(20,084)	$(24,451)
Foreign	(4,985)	(5,938)	3,074

	$(4,866)	$(26,022)	$(21,377)

     The components of the provision/(benefit) for income taxes are as follows (in thousands):

	2003	2002	2001

Current	$(228)	$—	$—
Deferred	—	—	—

	$(228)	$—	$—

     For 2003, 2002 and 2001 the effective income tax provision varied from that computed at the statutory federal income tax rate of 35% primarily due to an increase in the valuation allowance and nondeductible foreign losses.

     Significant components of Tanox’s deferred tax assets at December 31 are as follows (in thousands):

	2003	2002

Federal NOL carryforwards	$28,191	$26,085
In-process research and development	1,335	1,335
Foreign NOL carryforwards	6,235	4,490
Deferred compensation related to stock options	2,225	2,268
Research and development tax credit	3,561	2,824
Alternative minimum tax credit	20	20
Accruals not currently deductible	323	2,254
Capitalized research	875	875
Other, net	179	213

Total deferred tax assets	42,944	40,364
Differences in book and tax depreciation	(634)	(587)
Deferred tax valuation allowance	(42,310)	(39,777)

Net deferred taxes	$—	$—

     At December 31, 2003, Tanox had federal regular tax NOL carryforwards and alternative minimum tax NOL carryforwards of approximately $80.5 million and $81.0 million, respectively, which will begin to expire in 2019. Tanox also had a foreign NOL carryforward of approximately $17.8 million which will be available to offset the separate company taxable income of certain foreign subsidiaries. Additionally, Tanox has an unused U.S. research and development tax credit carryforward at December 31, 2003, of approximately $3.6 million, which began to expire in 2002. Tanox also has alternative minimum tax credit carryforwards of approximately $20,000 as of December 31, 2003. As Tanox has incurred cumulative losses to date and there is no assurance of future taxable income, a valuation

Tanox, Inc. and Subsidiaries
Note to Consolidated Financial Statements — (Continued)

allowance has been established to fully offset the net deferred tax asset at December 31, 2003 and 2002. Tanox’s valuation allowance increased to $42.3 million at December 31, 2003, from $39.7 million at December 31, 2002, primarily due to Tanox’s increase in NOL carryforwards. Approximately $14.4 million of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred compensation expense.

10.     LEASE OBLIGATIONS:

     Tanox leases equipment and office space (for its corporate headquarters) under non-cancelable operating leases. These leases expire at various dates through 2008. Future minimum lease obligations under non-cancelable leases at December 31, 2003, are as follows (in thousands):

Year ending December 31-
2004	$137
2005	2
2006	2
2007	2
2008	1

Total	$144

     Tanox incurred rent expense of $439,000, $598,000 and $572,000 in 2003, 2002 and 2001, respectively. In September 2002, Tanox purchased the 43,560 square feet research and pilot manufacturing facility it had previously leased. In 2002, Tanox acquired a 68,000 square foot office and warehouse building adjacent to its existing facility, which it is renovating into a research lab and administrative office building. Tanox’s corporate administrative offices currently occupy approximately 13,100 square feet in Houston, Texas under a lease that expires on March 31, 2004, at which time the Company will relocate its corporate administration, clinical development and research groups to the newly renovated lab and office facility.

11.     CAPITAL STOCK:

Preferred Stock

     Tanox is authorized to issue up to 10,000,000 shares of $.01 par value preferred stock. The board of directors has the authority to issue these shares in one or more series and to establish the rights, preferences and dividends for the shares. No shares of preferred stock have been issued.

Stockholder Rights Agreement

     On July 27, 2001, the board of directors of Tanox declared a dividend of one right for each outstanding share of the common stock of record at the close of business on August 10, 2001. Each right entitles the registered holder to purchase a unit consisting of one one-hundredth of a share (a Fractional Share) of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $140 per Fractional Share, subject to adjustment. The rights generally become exercisable if an acquiring party accumulates 20% or more of the common stock and, in such event, the holders of the rights (other than the acquiring person) would be entitled to purchase either Tanox’s stock or shares in an acquiring entity at half of market value. Tanox is generally entitled to redeem the rights at $0.01 per right at any

Tanox, Inc. and Subsidiaries
Note to Consolidated Financial Statements — (Continued)

time until the tenth day following the time the rights become exercisable. The rights will expire on August 10, 2011.

Treasury Stock

     In September 2001, the board of directors of Tanox authorized the repurchase, at management’s discretion, of up to $4.0 million of Tanox common stock. In June 2002, the board authorized the purchase of an additional $3.0 million pursuant to the stock repurchase program. As of December 31, 2003, the Company has purchased a total of 554,700 shares at an aggregate cost of $6.3 million. The average repurchased share price was $11.29.

Stock Options

     In 1987, Tanox established the 1987 Stock Option Plan (the 1987 Plan) covering key employees, officers and directors of Tanox. Under the terms of the 1987 Plan, as amended, the number of shares of common stock eligible for issuance was 4,320,000. Options issued under the 1987 Plan were generally granted at a purchase price equal to the fair market value at the date of grant and are generally exercisable beginning two years after the date of grant for 40% of the shares, with the balance to become exercisable cumulatively in three installments of 20% each year thereafter. Options expire ten years after the date of grant. At December 31, 2003, options to purchase 307,660 shares of common stock were outstanding under the 1987 Plan. The 1987 Plan expired June 24, 1997, and no more shares may be granted under this plan.

     Tanox established the 1997 Stock Plan (the 1997 Plan) in November 1997. Under the terms of the 1997 Plan, Tanox may grant options to purchase up to 8,000,000 shares of common stock to employees, directors, advisors and consultants. The 1997 Plan also provides for several types of grants including incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, stock purchases and performance units. Incentive stock options provide the right to purchase common stock at a price not less than 100% of the fair value of common stock on the date of the grant. Non-qualified stock options provide the right to purchase common stock at a price not less than 50% of the fair value of the common stock on the date of the grant. The options granted under the 1997 Plan generally expire ten years after date of grant and are generally completely exercisable five years after the grant date. At December 31, 2003, options to purchase 1,628,152 shares of common stock were outstanding under the 1997 Plan, and 5,991,972 shares were available for future grants. The 1997 Plan will expire on October 31, 2007.

     In January 1992, Tanox established the 1992 Non-Employee Directors Stock Options Plan (the 1992 Directors Plan) and reserved 480,000 shares of common stock for issuance upon the exercise of options granted pursuant to the 1992 Directors Plan. Unless otherwise provided, options granted under the 1992 Directors Plan will vest one-third annually from the date of grant. The exercise price of the options granted will be determined by a committee appointed by Tanox’s board of directors. At December 31, 2003, options to purchase 43,400 shares of common stock were outstanding under the 1992 Directors Plan. The 1992 Directors Plan expired on January 10, 2002, and no more shares may be granted under this plan.

     In February 2000, Tanox established the 2000 Non-Employee Directors’ Stock Option Plan (the 2000 Directors Plan) and reserved 500,000 shares of common stock for issuance under the plan. Under the original Plan, non-employee directors joining the board after April 6, 2000, automatically received a stock option to purchase 15,000 shares upon initial election or appointment. Each such director also received a stock option to purchase an additional 5,000 shares upon their re-election to the board. The

Tanox, Inc. and Subsidiaries
Note to Consolidated Financial Statements — (Continued)

2000 Directors Plan was amended in May 2001. As amended, the plan provides that non-employee directors joining the board after May 31, 2001, automatically receive an option to purchase an equivalent number of shares of common stock having a Black-Scholes model value of $200,000. Non-employee directors also receive, immediately following any annual meeting of stockholders at which directors are elected (beginning with the 2002 annual meeting), an option to purchase an equivalent number of shares of common stock having a Black-Scholes model value of $80,000, provided that the director did not receive an initial grant under the plan within the prior six months. All grants under the 2000 Directors Plan have a term of ten years, are issued at fair market value and vest 1/36 per month from the date of grant over three years. At December 31, 2003, options to purchase 68,200 shares of common stock were outstanding under the 2000 Directors Plan, and 431,800 shares were available for future grants.

     The following table summarizes stock option transactions since December 31, 2000:

	Number of		Weighted Average
	Shares	Exercise Price	Exercise Price

Outstanding, December 31, 2000	1,980,637	0.63 – 48.00	16.38
Granted	750,800	12.74 – 36.31	22.25
Exercised	(492,128)	0.63 – 12.50	5.96
Canceled	(226,713)	3.75 – 38.50	9.59

Outstanding, December 31, 2001	2,012,596	0.83 – 48.00	21.88
Granted	751,675	9.54 – 18.50	13.34
Exercised	(145,040)	0.83 – 12.50	2.38
Canceled	(541,472)	11.53 – 31.55	28.52

Outstanding, December 31, 2002	2,077,759	1.04 – 48.00	18.42
Granted	456,100	8.06 – 20.36	9.28
Exercised	(168,805)	1.04 – 17.52	7.15
Canceled	(315,542)	8.06 – 47.31	18.96

Outstanding, December 31, 2003	2,049,512	1.04 – 48.00	17.24

Exercisable, December 31, 2003	824,752	$1.04 – 48.00	$18.76

     The following table summarizes information about fixed-price stock options outstanding at December 31, 2003:

	Options Outstanding at			Options Exercisable at
	December 31, 2003			December 31, 2003

		Weighted		No. of
	No. of	Average	Weighted	Shares	Weighted
	Shares	Remaining	Average	Subject to	Average
	Subject to	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Prices	Options	Life(in Yrs)	Price	Options	Price

$ 0.83 – 9.60	733,970	6.4	$7.72	351,520	$7.21
$ 9.60 – 14.40	626,442	8.1	13.19	139,090	13.18
$14.40 – 19.20	248,972	7.8	17.00	93,232	17.05
$19.20 – 28.80	56,628	4.6	23.11	32,390	24.96
$28.80 – 38.40	201,500	6.9	36.69	99,320	36.76
$38.40 – 48.00	182,000	6.3	46.40	109,200	46.04

	2,049,512	7.1	17.24	824,752	18.76

     Tanox follows SFAS No. 123, which requires a fair value based method of accounting for employee stock options or allows an entity to continue to account for its employee stock options using the

Tanox, Inc. and Subsidiaries
Note to Consolidated Financial Statements — (Continued)

intrinsic value based method of accounting prescribed by APB No. 25. SFAS No. 123 requires Tanox to disclose the income statement effect of the alternative fair value method assuming Tanox was required to record compensation expense for stock options equal to the assumed fair value on the grant date.

     The proforma information regarding net loss required by SFAS No. 123 has been included in Note 2. The fair value of each option grant is estimated using the Black-Scholes option-pricing model. The Black-Scholes model uses grant prices, as stated in the option agreements, market price as established by stock sales and deemed market prices established by the Compensation Committee of Tanox’s board of directors prior to Tanox’s initial public offering (IPO) and fair market value established by closing prices on the NASDAQ Stock Market following the IPO. The following assumptions were used in the Black-Scholes option-pricing model:

	2003	2002	2001

Expected dividend yield	—	—	—
Expected price volatility	74.0%	80.0%	51.0%
Risk-free interest rate	2.54%	2.21%	3.00%
Expected life of option	4 years	4 years	5 years
Expected turnover	10.0%	7.0%	5.0%

     The number and weighted average fair value of options granted in 2003, 2002 and 2001 is as follows:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Option exercise price equals fair market value	432,100	$8.98	727,025	$13.26	727,972	$10.59
Option exercise price greater than fair market value	24,000	$14.63	7,500	$11.05	22,828	$7.83
Option exercise price less than fair market value	—	$—	17,150	$17.41	—	$—

Reserved Shares

     The Company has reserved shares of common stock for future issuance of stock options under plans, all of which have been approved by stockholders, as follows at December 31, 2003:

Outstanding options	2,049,512
Reserved for future grants	6,423,772

8,473,284

12.     COMMITMENTS AND CONTINGENCIES

     Tanox has been engaged in litigation in connection with a fee dispute with the law firms that represented Tanox in a lawsuit with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award in 1999 entitling the attorneys to receive (i) approximately $3.5 million, including interest, (ii) payments ranging from 33-1/3% to 40% of the future milestone payments, in excess of the first $1 million, that Tanox may receive from Genentech following product approval and (iii) 10% of the royalties that Tanox may receive

Tanox, Inc. and Subsidiaries
Note to Consolidated Financial Statements — (Continued)

on sales of certain anti-IgE products, including Xolair. Tanox sought a court order vacating this arbitration award, but a judgment was entered confirming the award, and that judgment was confirmed by the Court of Appeals, 14th District of Texas. On October 31, 2003, the Texas Supreme Court denied our petition for review. During the appeals process, Tanox has been required to post a bond or place amounts in escrow to secure payment of the award. The Company had deposited $9.7 million in escrow with the District Court at December 31, 2003 in replacement of a bond and standby letter of credit which were released in July 2003.

     At December 31, 2003, Tanox was engaged in various legal disputes with Novartis and Genentech over matters relating to their collaborative agreements. (See Note 15. Subsequent Events.)

     From time to time Tanox is a defendant in other lawsuits incidental to its business. Management believes that the outcome of these lawsuits will not be material to Tanox’s financial statements.

     401(k) Plan

     Effective January 1, 1992, Tanox adopted a qualified retirement plan (the 401(k) Plan) covering all of Tanox’s U.S. employees who are at least 21 years of age and have completed at least 90 days of service with Tanox. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions by Tanox on behalf of all participants in the 401(k) Plan. Tanox’s matching contributions to the 401(k) Plan totaled approximately $331,000, $337,000 and $208,000 in 2003, 2002 and 2001, respectively.

Tanox, Inc. and Subsidiaries
Note to Consolidated Financial Statements — (Continued)

13.     GEOGRAPHIC AREAS:

     Tanox operates in a single business segment. Tanox’s operations by geographic area for the years ended December 31, 2003, 2002 and 2001, are presented below (in thousands):

	Total	Net Income	Identifiable
	Revenues	(Loss)	Assets

Year Ended December 31, 2003-
Americas	$18,481	$(4,333)	$251,856
Europe	6	—	—
Asia	—	(305)	—
Interarea eliminations	—	—	—

	$18,487	$(4,638)	$251,856

Year Ended December 31, 2002-
Americas	$560	$(25,723)	$262,134
Europe	—	(23)	553
Asia	—	(276)	672
Interarea eliminations	—	—	(12,148)

	$560	$(26,022)	$251,211

Year Ended December 31, 2001-
Americas	$235	$(16,409)	$288,259
Europe	184	(4,670)	636
Asia	—	(298)	788
Interarea eliminations	—	—	(12,149)

	$419	$(21,377)	$277,534

14.     QUARTERLY FINANCIAL DATA (Unaudited) (in thousands except per share data):

	Three Months Ended

2003	March 31	June 30	September 30	December 31

Revenues	$5	$14,773	$899	$2,810
Income (loss) from operations	(7,812)	7,507	(5,579)	(4,003)
Net income (loss)	(6,349)	8,921	(4,361)	(2,849)
Earnings (loss) per share:
Basic	(0.14)	0.20	(0.10)	(0.07)
Diluted	(0.14)	0.20	(0.10)	(0.07)

	Three Months Ended

2002	March 31	June 30	September 30	December 31

Revenues	$3	$153	$253	$151
Loss from operations	(7,218)	(7,490)	(8,862)	(8,930)
Net loss	(5,449)	(5,591)	(7,652)	(7,330)
Loss per share:
Basic and diluted	(0.12)	(0.13)	(0.17)	(0.17)

Tanox, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

15.     SUBSEQUENT EVENTS

     On February 25, 2004, Tanox, Genentech and Novartis entered into a three-party collaboration agreement to settle all outstanding litigation and arbitrations and to finalize the detailed terms of the three-party collaboration, begun in 1996, to develop and commercialize certain anti-IgE antibodies, including Xolair and TNX-901. Under the terms of the settlement: Genentech and Novartis will each reimburse Tanox $3.3 million for a portion of its TNX-901 development costs; and Tanox will relinquish any rights to manufacture Xolair and, in exchange, will receive payments tied to the quantity of Xolair produced.

     Tanox and Novartis also entered into an Amended and Restated Development and Licensing Agreement. Under this agreement, Novartis has agreed to forgive the Company’s note payable of $10.0 million and related accrued interest of $693,000 for the construction of its pilot manufacturing plant.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On May 17, 2002, the board of directors of Tanox, upon the recommendation of its Audit Committee, approved the dismissal of Arthur Andersen LLP (Andersen) as our independent auditors. The Board appointed Ernst & Young LLP as independent auditors for 2002 on June 24, 2002.

     Andersen’s reports on the Company’s consolidated financial statements for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

     During the year ended December 31, 2001 and through May 17, 2002 (the “Relevant Period”), there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K. We provided Andersen with a copy of the foregoing disclosures. Attached as Exhibit 16 to our Current Report on Form 8-K filed with the SEC on May 23, 2002, is a copy of Andersen’s letter, dated May 23, 2002, stating its agreement with those statements.

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

ITEM 9A. Controls and Procedures

     Tanox’s Chief Executive Officer and Vice President of Finance have concluded that Tanox’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e) are sufficiently effective to ensure that the information required to be disclosed by Tanox in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted as of the end of the period covered by this report.

     There were no changes in Tanox’s internal control over financial reporting that occurred during Tanox’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Tanox’s internal control over financial reporting.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

     The information regarding directors that is required by this item is incorporated by reference from the discussion in the Proxy Statement captioned “Proposal 1 – Election of Directors” and “Beneficial Ownership Table”. Information concerning our executive officers is set forth under Part I of this Form 10-K.

ITEM 11. Executive Compensation

     The information that is required by this item is incorporated by reference from the discussion in the Proxy Statement captioned “Executive Compensation”.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The information that is required by this item is incorporated by reference from the discussion in the Proxy Statement captioned “Beneficial Ownership Table”.

ITEM 13. Certain Relationships and Related Transactions

     The information that is required by this item is incorporated by reference from the discussion in the Proxy Statement captioned “Other Transactions”.

ITEM 14. Principal Accounting Fees and Services

     The information that is required by this item is incorporated by reference from the discussion in the Proxy Statement captioned “Principal Accounting Fees and Services”.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1. Index to Financial Statements.

Report of Independent Auditors
Report of Independent Public Accountants
Consolidated Balance Sheets as of December 31, 2003 and 2002 Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits.

3(i).1	—	Amended and Restated Certificate of Incorporation of the Registrant, as amended. (1)

3(i).2	—	Certificate of Designations of Series A Junior Participating Preferred Stock (5)

3(ii).1	—	Bylaws of the Registrant, as currently in effect. (7)

4.1	—	Specimen of Common Stock Certificate, $.01 par value, of the Registrant. (1)

10.1	—	Form of Indemnification Agreement between the Registrant and its officers and directors. (1) (8)

10.2	—	1987 Stock Option Plan of the Registrant, as amended. (1) (8)

10.3	—	1992 Non-employee Directors Stock Option Plan of the Registrant. (1) (8)

10.4	—	1997 Stock Plan of the Registrant. (1) (8)

10.5	—	Stock Purchase Agreement, dated July 14, 1987, by and among the Registrant and Tse Wen Chang, Nancy T. Chang, Alafi Capital Company, Shireen Alafi, Joseph Heskel, Trustee for Christopher Alafi, and Invitron Corporation. (1)

10.6	—	License for Winter Patent, dated June 26, 1989, by and between Medical Research Council and the Registrant. (1)

10.7	—	Amendment to the License for Winter Patent, dated February 9, 1990, by and between Medical Research Council and the Registrant. (1)

10.8	—	Development and Licensing Agreement, dated May 11, 1990, by and between the Registrant and Ciba-Geigy Limited. (1)

10.9	—	Term Sheet for Secured Loan, dated December 14, 1994, by and between the Registrant and Ciba-Geigy Limited. (1)

10.10	—	License Agreement, dated June 1, 1998, by and between Biogen, Inc. and the Registrant. (1)

10.11	—	Outline of Terms for Settlement of the Litigations Among Genentech, Inc., Genentech International, Ltd., the Registrant and Ciba-Geigy Limited Relating to Anti-IgE Inhibiting Monoclonal Antibodies, dated July 8, 1996. (1)

10.12	—	Supplemental Agreement between the Registrant and Ciba-Geigy Limited, dated July 8, 1996. (1)

10.13	—	Settlement and Cross-Licensing Agreement, dated July 8, 1996, by and between the Registrant and Genentech, Inc. and Genentech International Limited. (1)

10.14	—	Settlement and Participation Agreement, dated July 8, 1996, by and between the Registrant and F. Hoffman-La Roche, Ltd., Hoffman-La Roche, Inc., Roche Holding Ltd. and Roche Holdings, Inc. (1)

10.15	—	2000 Non-Employee Directors’ Stock Option Plan. (1) (8)

10.16	—	Master Agreement, dated March 17, 2000, by and between the Registrant and Protein Design Labs, Inc. (1)

10.17	—	First Amendment to the Tanox, Inc. 1997 Stock Plan. (2) (8)

10.18	—	First Amendment to the 2000 Non-Employee Directors’ Stock Option Plan (3)(8)

10.19	—	Rights Agreement dated as of July 27, 2001 between Tanox, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A the form of Rights Certificate and as Exhibit B the Summary of Rights to Purchase Common Stock. (4)

10.20	—	Credit Agreement dated September 27, 2002, by and between Wells Fargo Bank Texas, National Association and the Registrant. (6)

21.1	—	List of Subsidiaries of the Registrant.

23.1	—	Consent of Independent Auditors

23.2	—	Information regarding consent of Arthur Andersen LLP

31.1	—	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Vice President of Finance Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification of CEO and Vice President of Finance Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form S-1 (no. 333-90625) and incorporated herein by reference.

(2)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference.

(3)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K dated August 2, 2001.

(5)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

(6)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(7)	Filed as an exhibit to our Current Report on Form 8-K dated November 20, 2003.

(8)	Management contract or compensatory plan.

(b)	Reports on Form 8-K

Current Report on Form 8-K dated November 20, 2003, filed pursuant to Item 5 of the report and containing a copy of the Company’s press release entitles “Tanox Reports Third Quarter 2003 Financial Results”.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANOX, INC

By:	/s/ Nancy T. Chang

Nancy T. Chang
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Nancy T. Chang Nancy T. Chang	President, Chief Executive Officer	March 15, 2004

/s/ Gregory P. Guidroz Gregory P. Guidroz	Vice President of Finance (Principal Financial and Accounting Officer)	March 15, 2004

/s/ Osama Mikhail Osama Mikhail	Chairman of the Board	March 15, 2004

/s/ Tse Wen Chang Tse Wen Chang	Director	March 15, 2004

/s/ William J. Jenkins William J. Jenkins	Director	March 15, 2004

/s/ Heinz W. Bull	Director	March 15, 2004
Heinz W. Bull

Index to Exhibits

Exhibits No		Description

3(i).1	—	Amended and Restated Certificate of Incorporation of the Registrant, as amended. (1)

3(i).2	—	Certificate of Designations of Series A Junior Participating Preferred Stock (5)

3(ii).1	—	Bylaws of the Registrant, as currently in effect. (7)

4.1	—	Specimen of Common Stock Certificate, $.01 par value, of the Registrant. (1)

10.1	—	Form of Indemnification Agreement between the Registrant and its officers and directors. (1) (8)

10.2	—	1987 Stock Option Plan of the Registrant, as amended. (1) (8)

10.3	—	1992 Non-employee Directors Stock Option Plan of the Registrant. (1) (8)

10.4	—	1997 Stock Plan of the Registrant. (1) (8)

10.5	—	Stock Purchase Agreement, dated July 14, 1987, by and among the Registrant and Tse Wen Chang, Nancy T. Chang, Alafi Capital Company, Shireen Alafi, Joseph Heskel, Trustee for Christopher Alafi, and Invitron Corporation. (1)

10.6	—	License for Winter Patent, dated June 26, 1989, by and between Medical Research Council and the Registrant. (1)

10.7	—	Amendment to the License for Winter Patent, dated February 9, 1990, by and between Medical Research Council and the Registrant. (1)

10.8	—	Development and Licensing Agreement, dated May 11, 1990, by and between the Registrant and Ciba-Geigy Limited. (1)

10.9	—	Term Sheet for Secured Loan, dated December 14, 1994, by and between the Registrant and Ciba-Geigy Limited. (1)

10.10	—	License Agreement, dated June 1, 1998, by and between Biogen, Inc. and the Registrant. (1)

10.11	—	Outline of Terms for Settlement of the Litigations Among Genentech, Inc., Genentech International, Ltd., the Registrant and Ciba-Geigy Limited Relating to Anti-IgE Inhibiting Monoclonal Antibodies, dated July 8, 1996. (1)

Exhibits		Description

10.12	—	Supplemental Agreement between the Registrant and Ciba-Geigy Limited, dated July 8, 1996. (1)

10.13	—	Settlement and Cross-Licensing Agreement, dated July 8, 1996, by and between the Registrant and Genentech, Inc. and Genentech International Limited. (1)

10.14	—	Settlement and Participation Agreement, dated July 8, 1996, by and between the Registrant and F. Hoffman-La Roche, Ltd., Hoffman-La Roche, Inc., Roche Holding Ltd. and Roche Holdings, Inc. (1)

10.15	—	2000 Non-Employee Directors’ Stock Option Plan. (1) (8)

10.16	—	Master Agreement, dated March 17, 2000, by and between the Registrant and Protein Design Labs, Inc. (1)

10.17	—	First Amendment to the Tanox, Inc. 1997 Stock Plan. (2) (8)

10.18	—	First Amendment to the 2000 Non-Employee Directors’ Stock Option Plan (3)(8)

10.19	—	Rights Agreement dated as of July 27, 2001 between Tanox, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A the form of Rights Certificate and as Exhibit B the Summary of Rights to Purchase Common Stock. (4)

10.20	—	Credit Agreement dated September 27, 2002, by and between Wells Fargo Bank Texas, National Association and the Registrant. (6)

21.1	—	List of Subsidiaries of the Registrant.

23.1	—	Consent of Independent Auditors

23.2	—	Information regarding consent of Arthur Andersen LLP

31.1	—	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Vice President of Finance Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification of CEO and Vice President of Finance Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form S-1 (no. 333-90625) and incorporated herein by reference.

(2)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference.

(3)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K dated August 2, 2001.

(5)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

(6)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(7)	Filed as an exhibit to our Current Report on Form 8-K dated November 20, 2003.

(8)	Management contract or compensatory plan.