Form 10-Q
period 2004-03-31
TANOX INC
filed 2004-05-10
CIK 1099414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Number of shares of common shares outstanding at May 6, 2004: 43,942,526.

TANOX, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

TANOX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares and Per Share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,205	$46,350
Restricted cash	3,648	10,536
Short-term investments, including restricted amounts of $2,402 and $5,431 in 2004 and 2003, respectively	59,465	106,711
Interest receivable	2,167	3,002
Accounts receivable	2,559	1,706
Accounts receivable from related party	85	184
Prepaid expenses and other	205	276

Total current assets	139,334	168,765
LONG-TERM INVESTMENTS	82,544	63,837
PROPERTY PLANT & EQUIPMENT, NET	23,310	19,205
OTHER ASSETS	31	49

TOTAL ASSETS	$245,219	$251,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$955	$968
Accrued liabilities	2,235	3,390
Accrued arbitration award	351	9,841

Total current liabilities	3,541	14,199

LONG –TERM LIABILITIES:
Note payable to bank	5,000	5,000
Note payable to related party	—	10,000

Total long-term liabilities	5,000	15,000

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 44,497,126 and 44,470,446 shares issued, and 43,942,426 and 43,915,746 shares outstanding in 2004 and 2003, respectively	445	445
Additional paid-in capital	322,234	311,324
Treasury stock, at cost; 554,700 shares in 2004 and 2003, respectively	(6,261)	(6,261)
Accumulated other comprehensive income	1,215	694
Accumulated deficit	(80,955)	(83,545)

Total stockholders’ equity	236,678	222,657

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$245,219	$251,856

See accompanying notes to condensed consolidated financial statements.

TANOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In Thousands, Except Per Share data)

	Three Months Ended March 31,
	2004	2003
REVENUES:
Development agreements and licensing fees	$3,372	$5
Development agreements from related party	3,372	—
Royalties, net of arbitration award	2,239	—
Royalties from related party, net of arbitration award	11	—

Total revenues	8,994	5

OPERATING EXPENSES:
Research and development	5,528	5,071
General and administrative	1,696	2,746

Total operating expenses	7,224	7,817

INCOME (LOSS) FROM OPERATIONS	1,770	(7,812)

OTHER INCOME (EXPENSES):
Interest income	965	1,646
Interest expense	(76)	(183)
Other, net	(69)	—

Total other income (expenses)	820	1,463

NET INCOME (LOSS)	$2,590	$(6,349)

BASIC EARNINGS (LOSS) PER SHARE	$0.06	$(0.14)

DILUTED EARNINGS (LOSS) PER SHARE	$0.06	$(0.14)

SHARES USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
Basic	43,997	43,911

Diluted	44,487	43,911

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$2,590	$(6,349)
Unrealized gain on available-for-sale investment	521	—

TOTAL COMPREHENSIVE INCOME (LOSS)	$3,111	$(6,349)

See accompanying notes to condensed consolidated financial statements.

TANOX, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,590	$(6,349)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	543	550
Compensation expense related to stock options	—	17
Changes in operating assets and liabilities:
Decrease in receivables and other assets	170	643
Increase (decrease) in current liabilities	(9,916)	405

Net cash used in operating activities	(6,613)	(4,734)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(4,675)	(165)
Purchases of investments	(58,119)	(14,163)
Maturities and sales of investments	87,179	26,548
(Increase) decrease in restricted cash	6,888	(147)
Loss on disposal of PP&E	27	1

Net cash provided by investing activities	31,300	12,074

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	168	8

Net cash provided by financing activities	168	8

INCREASE IN CASH AND CASH EQUIVALENTS	24,855	7,348
CASH AND CASH EQUIVALENTS:
Beginning of period	46,350	15,968

End of period	$71,205	$23,316

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Capital contribution from forgiveness of note payable by a related party	10,000	—
Capital contribution from forgiveness of interest by a related party	742	—
Unrealized gain on available-for-sale security	521	—

See accompanying notes to condensed consolidated financial statements.

TANOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(UNAUDITED)

1.	Basis of Consolidation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of Tanox, Inc. and its wholly owned subsidiary (collectively the Company or Tanox). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal recurring nature. These condensed consolidated interim financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004.

2.	Revenues

Development Agreements and Licensing Fees. Development agreement revenue for the current quarter included $6.6 million received under the terms of the Tripartite Collaboration Agreement between Novartis Pharma A.G. (Novartis), Genentech, Inc. (Genentech) and Tanox dated February 25, 2004, where Genentech and Novartis reimbursed Tanox for a portion of its TNX-901 development costs. Development agreement revenue also includes reimbursement by its collaboration partners, Genentech and Novartis, of selected current quarter clinical trial costs incurred for TNX-901. No licensing fee revenue has been recorded in 2004.

Royalties. Tanox recorded royalties of $2.3 million on the net sales of Xolair by Genentech and Novartis during the current quarter. Genentech and Novartis reported Xolair sales of $30.2 million for the first quarter of 2004 in the United States and Europe, which is the Company’s basis for estimating royalty revenue. Estimated royalties include certain credits for prior milestone payments made to Tanox and are net of amounts which are payable by Tanox to its former attorneys (see Note 7. Commitments and Contingencies). After giving effect to the payments to the former attorneys, Tanox expects to receive approximately 8% to 12% of net worldwide sales of Xolair in the form of royalties and profit sharing. Certain milestone and other credits against royalties and profit sharing may cause the overall rate to fall below this range in 2004.

3.	Cash, Cash Equivalents, Short-term and Long-term Investments

Cash equivalents consist of highly-liquid investments with original maturities of three months or less. Management determines the appropriate classification of its cash equivalents, short-term investments and long-term investments at the time of purchase. Investments consist of investment grade corporate bonds, commercial paper, asset-backed securities, and government agency securities with maturities of less than three years from the balance sheet date. All investments are classified as held-to-maturity and carried at amortized cost in the accompanying financial statements with the exception of one available-for-sale investment, which is stated at fair value based on the quoted market price of the investment. Unrealized gains and losses on the available-for-sale investment are reported as other comprehensive income (loss), which is a separate component of stockholders’ equity.

Tanox’s net carrying value of cash and cash equivalents (including restricted cash) at March 31, 2004 and December 31, 2003, was $74.9 million and $56.9 million, respectively.

Investments consist of the following (in thousands):

	March 31, 2004	December 31, 2003
Held-to-maturity investments – short-term	$58,034	$105,801
Available-for-sale investment	1,431	910

Total short-term investments	59,465	106,711
Held-to-maturity investments – long-term	82,544	63,837

	$142,009	$170,548

Tanox’s net carrying value of held-to-maturity investments at March 31, 2004 and December 31, 2003, was $142.0 million and $170.5 million, respectively. The fair value of these investments at March 31 2004 and December 31, 2003, was $141.7 million and $170.6 million, respectively. As of March 31, 2004, investments in securities with credit ratings of A were 37%, AA were 21% and AAA were 42% of the total held-to-maturity investment portfolio.

4.	Line of Credit Note

Tanox borrowed $5.0 million in September 2002 from a bank under a $16.0 million Revolving Line of Credit Note Agreement. Under the term of the Agreement, Tanox may secure advances up to the aggregate principal amount of $16.0 million, the proceeds of which can be used to finance the purchase of property, plant and equipment. The outstanding balance is payable in full on September 27, 2006, and advances bear interest at the lesser of the Prime Rate or LIBOR plus 1%, which at March 31, 2004 was 2.125%. The Note is collateralized with cash and investments equal to or greater than 100% of the outstanding principal balance of the Note.

5.	Earnings (Loss) per Share

The following is a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2004 (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Basic earnings (loss) per share	$0.06	$(0.14)

Average shares outstanding – basic	43,997	43,911
Potential shares exercisable under stock option plans	490	—

Adjusted average shares outstanding – diluted	44,487	43,911

Diluted earnings (loss) per share	$0.06	$(0.14)

Diluted earnings per share excluded 762,000 shares related to stock options for the three months ended March 31, 2004. The exercise price of these options was greater than the average market price for these shares, therefore the effect would have been antidilutive.

6.	Stock Based Compensation

Tanox has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”) effective December 2002. SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, with regard to the measurement of compensation cost for options granted under our stock-based compensation plans. Under the intrinsic value method described in APB Option No. 25, no compensation expense is recognized if the exercise price of the employee stock option equals the market price of the underlying stock on the date of the grant. For the three months ended March 31, 2004 and 2003, no compensation expense was recorded.

Assuming the compensation cost for the stock option plans had been determined pursuant to the fair value method under SFAS No. 123, Tanox’s pro forma net income (loss) would have been as follows (in thousands, except per share data):

	Three Months ended March 31,
	2004	2003
Net income (loss) -
As reported	$2,590	$(6,349)
Stock option compensation included in the determination of net income as reported	—	—
Stock option compensation expense if the fair value method had been applied	(2,303)	(1,684)

Pro forma net income (loss)	$287	$(8,033)

Earnings (loss) per share - Basic
As reported	$0.06	$(0.14)
Pro forma	$0.01	$(0.18)
Earnings (loss) per share - Diluted
As reported	$0.06	$(0.14)
Pro forma	$0.01	$(0.18)

7.	Commitments and Contingencies

Tanox had been engaged in litigation in connection with a fee dispute with the law firms that represented the Company in litigation with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award entitling the attorneys to receive (i) approximately $3.5 million, including interest, (ii) payments ranging from 33-1/3% to 40% of the future milestone payments, in excess of the first $1 million, Tanox would receive from Genentech following product approval, and (iii) 10% of the royalties that Tanox would receive on all sales of certain anti-IgE products, including Xolair. During the appeals process, which is now complete, Tanox was required to place amounts in escrow to secure payment of the award, and had escrowed $9.7 million with the Harris County

District Court as of December 31, 2003. These funds were released to the former attorneys during February 2004.

On February 25, 2004, Tanox, Genentech and Novartis entered into a Tripartite Collaboration Agreement to settle all outstanding litigation and arbitrations and to finalize the detailed terms of the three-party collaboration, begun in 1996, to develop and commercialize certain anti-IgE antibodies, including Xolair and TNX-901. Under the terms of the three-party collaboration agreement, Genentech and Novartis each reimbursed Tanox $3.3 million for a portion of its TNX-901 development costs, Tanox relinquished any rights to manufacture Xolair and, in exchange, will receive payments tied to the quantity of Xolair produced.

Tanox and Novartis also entered into an Amended and Restated Development and Licensing Agreement in February 2004. From 1994 through 1998, Novartis advanced Tanox $10.0 million, pursuant to a loan agreement, to finance construction of its pilot manufacturing facility. Under the terms of the Amended and Restated Development and Licensing Agreement, the principal and accrued interest of $742,000 on this loan were forgiven in full by Novartis and recorded as a capital infusion by Tanox, since Novartis is a related party for accounting purposes.

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

Our first product, Xolair® (omalizumab), was developed in collaboration with Genentech and Novartis. Xolair received U.S. FDA marketing approval on June 20, 2003, and was launched in the U.S. in July 2003. We receive royalty revenue on sales of Xolair which generated approximately $55 million in sales in the U.S. and Europe in its first nine months on the market. Xolair is currently labeled for treatment of adults and adolescents (12 years of age and above) with moderate-to-severe persistent asthma who have a positive skin test or in vitro reactivity to a perennial aeroallergen and whose symptoms are inadequately controlled with inhaled corticosteroids. Xolair has been shown to decrease the incidence of asthma exacerbations in these patients. Clinical trials to test the safety and efficacy of Xolair to treat pediatric asthma patients have begun. Clinical trials to test the safety and efficacy of Xolair to treat peanut allergy patients are expected to begin during the second quarter of 2004.

In the first quarter of 2004, we recorded net royalty revenue of $2.3 million from sales of Xolair. Under our collaboration agreements with Genentech and Novartis, we receive royalties on the net sales of Xolair and will share in Novartis’ net profits from sales of Xolair in the United States. Over the next several years, we expect our principal revenues will be royalties and profit-sharing payments relating to sales of Xolair.

In 2003, we completed a single-dose, 30-patient Phase 1a trial and a multiple-dose, 22-patient Phase 1b trial with TNX-355, an anti-CD4 antibody, in HIV-infected patients. In both trials, the drug was well tolerated in all dose groups (0.3 – 25 mg/kg) without evidence of CD4 cell depletion. In these two open-label, monotherapy trials, with patients who were on a failing HAART (highly active anti-retroviral therapy) regimen or on no other antiretroviral therapy, transient and clinically important (≥0.5 – 1.7 log10) reductions in viral load were observed.

On May 5, 2004, Tanox began dosing patients in a Phase 2 clinical trial of TNX-355. The Phase 2 study is a three-arm, double-blind, placebo-controlled study, which will enroll approximately 80 patients. All patients will be anti-retroviral therapy-experienced, and will also be placed on optimized background therapy during the study. The objective of the study is to evaluate the safety and pharmacological activity of TNX-355 in combination with optimized background therapy as assessed by viral load reduction. TNX-355 received fast track status from the U.S. Food and Drug Administration in 2003.

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

Research and Development

Research and development expenses consist of direct costs and indirect overhead costs, including facilities costs, salaries, related benefit costs and material and supply costs. Expenses may also include upfront fees and milestones paid to licensors and collaborative partners. Such amounts are expensed as incurred. Research and development costs also include estimates for clinical trial costs, which are based on patient enrollment and clinical trial progress. Actual costs may differ from estimates.

Results of Operations

Three Months Ended March 31, 2004 and 2003

Total Revenues. Revenues totaled $9.0 million for the three months ended March 31, 2004 compared with $5,000 for the three months ended March 31, 2003. For the current quarter, net royalty revenue was $2.3 million. Development agreement revenue for the current quarter included $143,000 that was reimbursement by Genentech and Novartis, our collaboration partners, of selected current quarter clinical trial costs we incurred for TNX-901 and $6.6 million received under the terms of the three-party collaboration agreement with Genentech and Novartis to reimburse Tanox for a portion of its TNX-901 development costs. While the three-party collaboration has determined to develop Xolair for the treatment of patients suffering from peanut allergy, Tanox, Novartis and Genentech have continued to make TNX-901 available to patients in an extension trial.

Research and Development Expenses. Our research and development activities can be divided into clinical stage programs, which currently include TNX-355 and TNX-901 (limited to the extension trial), and research and preclinical stage programs, which include anti-Factor D, anti-C5a antibodies and other discovery projects. The cost associated with research and development programs, including overhead allocation, approximate the following:

	Three months ended March 31,
(in thousands)	2004	2003
Clinical stage programs	$3,746	$3,782
Research and preclinical stage programs	1,782	1,289

Total research and development expenses	$5,528	$5,071

Research and development expenses were $5.5 million and $5.1 million for the three months ended March 31, 2004 and 2003, respectively. The increase was primarily due to increased spending for research and preclinical stage programs. The continued winding down of TNX-901 clinical trial expenses was offset by increased TNX-355 development activities.

General and Administrative Expenses. General and administrative expenses were $1.7 million and $2.7 million for the three months ended March 31, 2004 and 2003, respectively. The decrease of $1 million was due to reduced litigation expenses partially offset by increased directors and officers’ insurance expense.

Other Income (Expense). Other income was $820,000 and $1.5 million for the three months ended March 31, 2004 and 2003, respectively. This decrease was principally due to reduced interest income in 2004 compared to 2003 resulting from lower average interest rates and lower amounts available for investment.

Income Taxes. Although profitable for the three months ended March 31, 2004, we have not recorded an income tax provision because of a projected net loss for the year 2004.

Net Income (Loss). For the three months ended March 31, 2004, we recorded net income of $2.6 million, versus a net loss for the three months ended March 31, 2003 of $6.3 million. The net income is primarily due the $6.6 million received under the terms the three-party collaboration agreement with Genentech and Novartis to reimburse Tanox for a portion of its TNX-901 development costs, and Xolair royalty revenue of $2.3 million.

Liquidity and Capital Resources

We have financed our operations since inception primarily through sales of equity securities, collaboration and grant revenues, interest income and equipment financing agreements. During the year ended December 31, 2000, we sold 8,568,000 shares of common stock at $28.50 per share in an initial public offering and received net proceeds of $225.8 million. As of March 31, 2004, we had $216.9 million in cash, cash equivalents and investments, of which $134.3 million were classified as current assets. At March 31, 2004, $6.1 million of cash and investments was pledged against our outstanding borrowings under our line of credit.

During the quarter ended March 31, 2004, we used royalty revenue, reimbursement of clinical trial expenses and development costs, proceeds from investment maturities, interest income and proceeds from stock option exercises, together with cash and cash equivalents on hand at December 31, 2003, to fund operating activities and capital expenditures. The combination of the above items and the release of the funds held in the attorneys’ escrow account, resulted in a net decrease in cash, cash equivalents and investments of $10.6 million (including the restricted amount of $6.1 million) for the quarter ended March 31, 2004.

We had been engaged in litigation in connection with a fee dispute with the law firms that represented us in litigation with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award entitling the attorneys to receive (i) approximately $3.5 million, including interest, (ii) payments ranging from 33-1/3% to 40% of the future milestone payments, in excess of the first $1 million, we would receive from Genentech following product approval, and (iii) 10% of the royalties that we would receive on all sales of certain anti-IgE products, including Xolair. During the appeals process, which is now complete, we were required to place amounts in escrow to secure payment of the award, and had escrowed $9.7 million with the Harris County District Court as of December 31, 2003. These funds were released to the former attorneys in February 2004.

In September 2002, we entered into a $16.0 million Revolving Line of Credit Note Agreement with a bank. Under the terms of the Agreement, Tanox may secure advances up to the aggregate principal amount of $16.0 million, the proceeds of which can be used to finance the purchase of property, plant and equipment. The outstanding principal balance is payable in full on September 27, 2006, and advances bear interest at the lesser of the Prime Rate or LIBOR, the London Interbank Offered Rate, plus 1%. Accrued interest is payable on the last day of each month. As of March 31, 2004, we had borrowed $5.0 million under the Agreement.

On February 25, 2004, Tanox, Genentech and Novartis entered into a Tripartite Collaboration Agreement to settle all outstanding litigation and arbitrations and to finalize the detailed terms of the three-party collaboration, begun in 1996, to develop and commercialize certain anti-IgE antibodies, including Xolair and TNX-901. Under the terms of the three-party collaboration agreement, Genentech and Novartis each reimbursed Tanox $3.3 million for a portion of its TNX-901 development costs, Tanox relinquished any rights to manufacture Xolair and, in exchange, will receive payments tied to the quantity of Xolair produced.

Tanox and Novartis also entered into an Amended and Restated Development and Licensing Agreement in February 2004. From 1994 through 1998, Novartis advanced Tanox $10.0 million, pursuant to a loan agreement, to finance the construction of our pilot manufacturing facility. Under the terms of the Amended and Restated Development and Licensing Agreement, the principal and accrued interest of $742,000 on this loan were forgiven in full by Novartis and recorded as a capital infusion by Tanox since Novartis is a related party for accounting purposes.

During the quarter ended March 31, 2004, we invested approximately $4.7 million in equipment and facility improvements, mainly to renovate our research lab and administrative office facility.

The following table represents Tanox’s contractual obligations as of March 31, 2004:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating Leases	$135	$64	$70	$1	$—
Notes Payable	5,000	—	5,000	—	—
Purchase obligations and license fees*	1,282	682	25	75	500

Total	$6,417	$746	$5,095	$76	$500

*	Purchase obligations and license fees include commitments related to capital expenditures, collaboration agreements, manufacturing and research operations.

Our current and anticipated development projects will require substantial additional capital to complete. We do not expect to generate positive cash flow from operations until at least 2007 because we anticipate that the amount of cash we need to fund operations, including research and development, manufacturing and other costs, and for capital expenditures, will grow in the future as our projects move from research to clinical development to commercialization. We also expect that we will need to expand our clinical development, manufacturing capacity, facilities, business development and marketing activities to support the future development of our programs. Based on current projections, we expect that cash on hand and revenue from operations will be sufficient to fund our operations for at least the next four years. However, our future capital needs will depend on many factors, including the successful commercialization of Xolair, progress in our research and development activities, commercialization activities with respect to our other products, the costs and magnitude of product or technology acquisitions, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, establishing additional collaboration and licensing arrangements, potential merger and acquisition activities, and manufacturing scale-up costs and marketing activities, if we undertake those activities. Consequently, we may need to raise additional funds. We do not have external committed sources of funding and we cannot assure that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

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

Risk Factors

Factors Affecting Forward-Looking Statements. Some of the information in this Quarterly Report on Form 10-Q contains forward-looking statements. We typically identify forward-looking statements by using terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential”, “continue” or similar words, although we express some forward-looking statements differently. You should be aware that actual events could differ materially from those suggested in the forward-looking statement due to a number of factors, including:

•	the ability to develop safe and effective drugs;

•	failure to achieve positive results in preclinical and toxicology studies in animals and clinical trials in humans;

•	failure to economically and timely manufacture sufficient amounts of our products for clinical trials and commercialization activities;

•	failure to receive, or delay in receiving, marketing approval for our products;

•	failure to successfully finance and commercialize our products, including gaining market acceptance;

•	our ability to manage relationships with collaboration partners;

•	our ability to obtain, maintain and successfully enforce patent and other proprietary rights protection of our products;

•	variability of royalty, license and other revenues;

•	our ability to enter into future collaboration agreements to support our research and development activities;

•	drug withdrawal from the market due to rare adverse reactions caused by the marketed drug;

•	lawsuits and payment of damages for product liability claims in human clinical trials and for products that we sell after regulatory approval;

•	our ability to secure licenses from third parties holding patents that may affect the manufacture or marketing of our products;

•	competition and technological change;

•	existing and future regulations affecting our business, including the content, timing of submissions and decisions made by the FDA and other regulatory agencies; and

•	our ability to hire and retain experienced managers.

You should also consider carefully the other factors identified in our Annual Report on Form 10-K for the year ended December 31, 2003, which could cause our actual results to differ from those set forth in the forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is to changes in interest rates. In the normal course of business, we have established policies and procedures to manage these risks.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Vice President of Finance have concluded that Tanox’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e) are sufficiently effective to ensure that the information required to be disclosed by Tanox in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted as of the end of the period covered by this report.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, Tanox’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

On February 25, 2004, Tanox, Genentech and Novartis entered into a Tripartite Collaboration Agreement to settle all outstanding litigation and arbitrations and to finalize the detailed terms of the three-party collaboration, begun in 1996, to develop and commercialize certain anti-IgE antibodies, including Xolair and TNX-901. Under the terms of the three-party collaboration agreement, Genentech and Novartis each reimbursed Tanox $3.3 million for a portion of its TNX-901 development costs, and Tanox will relinquish any rights to manufacture Xolair and, in exchange, will receive payments tied to the quantity of Xolair produced.

Tanox and Novartis also entered into an Amended and Restated Development and Licensing Agreement. Under this agreement, Novartis agreed to forgive the Company’s note payable of $10.0 million and related accrued interest of $742,000 for the construction of its pilot manufacturing plant.

From time to time Tanox is a defendant in other lawsuits incidental to its business. Management believes that the outcome of these lawsuits will not be material to Tanox’s financial statements.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

10.1*	Tripartite Collaboration Agreement dated as of February 25, 2004, by and between Novartis Pharma AG, Genentech, Inc. and the Registrant.

10.2*	Amended and Restated Development and Licensing Agreement dated as of February 25, 2004, by and between the Registrant and Novartis Pharma AG.

10.3*	Ancillary Development and Licensing Agreement dated as of February 25, 2004, by and between the Registrant and Novartis Pharma AG.

10.4*	Amendment No. 1 to the Settlement and Cross-Licensing Agreement dated as of February 25, 2004, by and between Genentech, Inc. and the Registrant.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President of Finance Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and Vice President of Finance Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Certain information in this exhibit is subject to a request for confidential treatment. In accordance with Rule 24b-2 under the Exchange Act, this information has been redacted and provided separately to the Securities and Exchange Commission.

(b) Reports furnished on Form 8-K.

Current Report on Form 8-K dated January 15, 2004, furnished pursuant to Item 9 of the report and reporting sales of Xolair for the year ended December 31, 2003, as reported by Genentech.

Current Report on Form 8-K dated March 8, 2004, furnished pursuant to Item 9 of the report and reporting on the status of Tanox’s TNX-355 clinical program and the resignation of William Shanahan, Jr.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANOX, INC.

Date: May 10, 2004	By:	/s/ NANCY T. CHANG

Nancy T. Chang President and Chief Executive Officer

Date: May 10, 2004	By:	/s/ GREGORY P. GUIDROZ

Gregory P. Guidroz Vice President of Finance