Form 10-Q
period 2004-06-30
TANOX INC
filed 2004-08-03
CIK 1099414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Number of shares of common shares outstanding at July 29, 2004: 43,964,736.

TANOX, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

TANOX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares and Per Share Data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,750	$46,350
Restricted cash	5,004	10,536
Short-term investments, including a restricted amount of $5,431 in 2003	91,798	106,711
Interest receivable	2,084	3,002
Accounts receivable	3,670	1,706
Accounts receivable from related party	53	184
Prepaid expenses and other	657	276

Total current assets	156,016	168,765

LONG-TERM INVESTMENTS	62,424	63,837

PROPERTY, PLANT & EQUIPMENT, NET	24,084	19,205
OTHER ASSETS	20	49

TOTAL ASSETS	$242,544	$251,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,407	$968
Accrued liabilities	2,747	3,390
Accrued arbitration award	615	9,841

Total current liabilities	4,769	14,199

LONG –TERM LIABILITIES:
Note payable to bank	5,000	5,000
Note payable to related party	—	10,000

Total long-term liabilities	5,000	15,000

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 44,519,436 and 44,470,446 shares issued, and 43,964,736 and 43,915,746 shares outstanding in 2004 and 2003, respectively	445	445
Additional paid-in capital	322,518	311,324
Treasury stock, at cost; 554,700 shares in 2004 and 2003, respectively	(6,261)	(6,261)
Accumulated other comprehensive income	1,152	694
Accumulated deficit	(85,079)	(83,545)

Total stockholders’ equity	232,775	222,657

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$242,544	$251,856

See accompanying notes to condensed consolidated financial statements.

TANOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES:
Development agreements and licensing fees, net of arbitration award in 2003	$135	$11,773	$3,507	$11,778
Development agreement from related party	35	3,000	3,407	3,000
Royalties, net of arbitration award	3,272	—	5,512	—
Royalties from related party, net of arbitration award	16	—	27	—

Total revenues	3,458	14,773	12,453	14,778

OPERATING COSTS AND EXPENSES:
Research and development	6,548	5,425	12,076	10,496
General and administrative	1,814	1,841	3,511	4,587

Total operating costs and expenses	8,362	7,266	15,587	15,083

INCOME (LOSS) FROM OPERATIONS	(4,904)	7,507	(3,134)	(305)

OTHER INCOME (EXPENSE):
Interest income	839	1,512	1,804	3,158
Interest expense	(17)	(169)	(93)	(352)
Other, net	(42)	(157)	(111)	(157)

Total other income (expense)	780	1,186	1,600	2,649

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	(4,124)	8,693	(1,534)	2,344
Income tax benefit	—	(228)	—	(228)

NET INCOME (LOSS)	$(4,124)	$8,921	$(1,534)	$2,572

BASIC EARNINGS (LOSS) PER SHARE	$(0.09)	$0.20	$(0.03)	$0.06

DILUTED EARNINGS (LOSS) PER SHARE	$(0.09)	$0.20	$(0.03)	$0.06

SHARES USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
Basic	44,004	43,785	44,005	43,767

Diluted	44,004	44,324	44,005	44,100

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(4,124)	$8,921	$(1,534)	$2,572
Foreign currency translation adjustment	—	(168)	—	(168)
Unrealized gain (loss) on available-for-sale security	(63)	252	458	252

TOTAL COMPREHENSIVE INCOME (LOSS)	$(4,187)	$9,005	$(1,076)	$2,656

See accompanying notes to condensed consolidated financial statements.

TANOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(1,534)	$2,572
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,215	1,130
Compensation expense related to stock options	17	33
Loss on sale of equipment	—	300

Changes in operating assets and liabilities:
(Increase) in receivables and other assets	(1,267)	(19,866)
Increase (decrease) in current liabilities	(8,688)	3,632
Other, net	—	132

Net cash used in operating activities	(10,257)	(12,067)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment	(6,132)	(765)
Purchases of investments	(89,859)	(27,077)
Maturities and sales of investments	106,643	47,449
Loss on disposal of equipment	38	51
(Increase) decrease in restricted cash	5,532	(316)

Net cash provided by investing activities	16,222	19,342

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of stock	435	512

Net cash provided by financing activities	435	512

IMPACT OF EXCHANGE RATES ON CASH	—	(168)

INCREASE IN CASH AND CASH EQUIVALENTS	6,400	7,619

CASH AND CASH EQUIVALENTS:

Beginning of period	46,350	15,968

End of period	$52,750	$23,587

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Capital contribution from forgiveness of note payable by a related party	10,000	—
Capital contribution from forgiveness of interest by a related party	742	—
Unrealized gain on available-for-sale security	458	252

See accompanying notes to condensed consolidated financial statements.

TANOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(UNAUDITED)

1. Basis of Consolidation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of Tanox, Inc. and its wholly owned subsidiary (collectively the Company or Tanox). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal recurring nature. These condensed consolidated interim financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004.

2. Revenues

Development Agreements and Licensing Fees. Development agreement revenue includes reimbursement by Genentech, Inc. (Genentech) and Novartis Pharma A.G. (Novartis), of selected current quarter and current year clinical trial costs incurred for TNX-901. Development agreement revenue for the first six months also includes $6.6 million received under the terms of the Tripartite Collaboration Agreement among Novartis, Genentech and Tanox dated February 25, 2004, representing reimbursement by Genentech and Novartis of a portion of the TNX-901 development costs incurred by Tanox in previous years. No licensing fee revenue has been recorded in the current year.

Royalties. Tanox recorded royalties of $3.3 million and $5.5 million on the net sales of Xolair by Genentech and Novartis during the current quarter and first six months of the year, respectively. Genentech and Novartis reported Xolair sales of $43.6 million for the current quarter and $73.5 million for the first six months of 2004 in the United States and Europe, which is the Company’s basis for estimating royalty revenue. Estimated royalties include certain credits for prior milestone payments made to Tanox and are net of amounts which are payable by Tanox to its former attorneys (see Note 7. Commitments and Contingencies).

We have estimated that, after giving effect to the payments to our former attorneys, the blended rate of our net royalty and profit sharing receipts will be in the range of 8% and 12% of net worldwide sales of Xolair. Because of royalty credits associated with previous milestone payments, the rate during 2003 and through the second quarter of 2004 has been slightly below this range at approximately 7.5%. In addition to these credits already being taken, under our agreements with Genentech, once annual net sales of Xolair reach $100 million, Genentech is entitled to a one-time credit of $2 million against royalties otherwise payable to Tanox.

If Xolair sales continue at their current pace, the $100 million annual net sales threshold may be reached during the third quarter of 2004, and, accordingly, the net royalty revenue, as well as the blended rate, we receive in connection with Xolair sales would be lower in the third quarter. However, at that level of sales, the other credits for previous milestone payments, which have been reducing our net rate and royalty receipts would also be exhausted in the last half of 2004, and we would expect that, beginning in the fourth quarter of 2004, our net rate of royalty and profit-sharing receipts on sales of Xolair would be higher than the 7.5% rate.

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

Tanox’s net carrying value of cash and cash equivalents (including restricted cash) at June 30, 2004 and December 31, 2003, was $57.8 million and $56.9 million, respectively.

Investments consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Held-to-maturity investments – short-term	$90,430	$105,801
Available-for-sale investment	1,368	910

Total short-term investments	91,798	106,711

Held-to-maturity investments – long-term	62,424	63,837

	$154,222	$170,548

Tanox’s net carrying value of held-to-maturity investments at June 30, 2004 and December 31, 2003, was $154.2 million and $170.5 million, respectively. The fair value of these investments at June 30 2004 and December 31, 2003, was $153.2 million and $170.6 million, respectively. As of June 30, 2004, investments in securities with credit ratings of A were 36%, AA were 17% and AAA were 47% of the total held-to-maturity investment portfolio.

4. Line of Credit Note

Tanox borrowed $5.0 million in September 2002 from a bank under a $16.0 million Revolving Line of Credit Note Agreement. Under the terms of the Agreement, Tanox may secure advances up to the aggregate principal amount of $16.0 million, the proceeds of which can be used to finance the purchase of property, plant and equipment. The outstanding balance is payable in full on September 27, 2006, and advances bear interest at the lesser of the Prime Rate or LIBOR plus 1%, which at June 30, 2004 was 2.375%. The Note is collateralized with cash and investments equal to or greater than 100% of the outstanding principal balance of the Note.

5. Earnings (Loss) per Share

The following is a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic earnings (loss) per share	$(0.09)	$0.20	$(0.03)	$0.06

Average shares outstanding – basic	44,004	43,785	44,005	43,767
Potential shares exercisable under stock option plans	—	539	—	333

Adjusted average shares outstanding – diluted	44,004	44,324	44,005	44,100

Diluted earnings (loss) per share	$(0.09)	$0.20	$(0.03)	$0.06

Diluted earnings per share excluded 650,000 and 1.2 million shares related to stock options for the three and six months ended June 30, 2003, respectively. The exercise price of these options was greater than the average market price for these shares, therefore the effect would have been antidilutive. Tanox incurred net losses during the three month and six month periods ended June 30, 2004, therefore, all options outstanding for each of these periods were excluded from the computation of diluted earnings per share because they would have been antidilutive.

6. Stock Based Compensation

Tanox has adopted the disclosure requirements of FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”) effective December 2002. SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, with regard to the measurement of compensation cost for options granted under our stock-based compensation plans. Under the intrinsic value method described in APB Option No. 25, no compensation expense is recognized if the exercise price of the employee stock option equals the market price of the underlying stock on the date of the grant. For the three and six months ended June 30, 2004 and 2003, no compensation expense was recorded.

Assuming the compensation cost for the stock option plans had been determined pursuant to the fair value method under SFAS No. 123, Tanox’s pro forma net income (loss) would have been as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) -
As reported	$(4,124)	$8,921	$(1,534)	$2,572
Stock option compensation included in the determination of net income as reported	—	—	—	—
Stock option compensation expense if the fair value method had been applied	(620)	(592)	(2,855)	(2,276)

Pro forma net income (loss)	$(4,744)	$8,329	$(4,389)	$296

Earnings (loss) per share - Basic
As reported	$(0.09)	$0.20	$(0.03)	$0.06
Pro forma	$(0.11)	$0.19	$(0.10)	$0.01

Earnings (loss) per share - Diluted
As reported	$(0.09)	$0.20	$(0.03)	$0.06
Pro forma	$(0.11)	$0.19	$(0.10)	$0.01

On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payment – An Amendment of FASB Statements No. 123 and 95.” The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB 25 and would require instead that such transactions be accounted for using a fair-value based method. Tanox would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options. The new rules would be applied on a modified prospective basis as defined in the Exposure Draft, and would be effective for public companies for fiscal years beginning after December 15, 2004. The proposed Statement may require changes in Tanox’s option valuation methodology and assumptions. Current estimates of option values using the Black-Scholes (as used in the above table) method may not be indicative of results from valuation methodologies required by the final rules.

7. Commitments and Contingencies

Tanox had been engaged in litigation in connection with a fee dispute with the law firms that represented the Company in litigation with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award entitling the attorneys to receive (i) approximately $3.5 million, including interest, (ii) payments ranging from 33 1/3% to 40% of the future milestone payments, in excess of the first $1 million, Tanox would receive from Genentech following product approval, and (iii) 10% of the royalties that Tanox would receive on all sales of certain anti-IgE products, including Xolair. The 10% of the estimated royalty due to the attorneys based on Xolair sales was $615,000 at June 30, 2004. This estimated amount is required to be paid within 30 days of the end of each calendar quarter in which royalty payments are received by Tanox.

From time to time, Tanox is a defendant in other lawsuits incidental to its business. Management believes that the outcome of these lawsuits will not be material to Tanox’s financial statements.

8. Subsequent Event

The Company entered into a manufacturing and supply agreement in July 2004 to have a third party manufacture and supply TNX-355 for Phase 3 clinical trials and potential product launch. Payments due to this third-party will be based on the achievement of manufacturing deliverables and the commencement and size of the clinical trials. Under the terms of the agreement, if the Company were to terminate the agreement before or upon completion of the technology transfer deliverable, it may be required to pay a cancellation fee equal to twenty-five percent of the uninvoiced portion of the remaining budget of the process development program, as defined in the agreement. After a first payment of $400,000 due upon contract execution, this cancellation fee could be up to $1.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Tanox discovers and develops therapeutic monoclonal antibodies to address significant unmet medical needs in the areas of asthma, allergy, inflammation and other diseases affecting the human immune system, as well as infectious diseases. Our products are genetically engineered antibodies that target a specific molecule or antigen.

Our first product, Xolair® (omalizumab), was developed in collaboration with Genentech and Novartis. Xolair received U.S. FDA marketing approval on June 20, 2003, and was launched in the U.S. in July 2003. Xolair generated sales of $73.5 million in the U.S. and Europe during the first six months of 2004. It is currently labeled for treatment of adults and adolescents (12 years of age and above) with moderate-to-severe persistent asthma who have a positive skin test or in vitro reactivity to a perennial aeroallergen and whose symptoms are inadequately controlled with inhaled corticosteroids. Xolair has been shown to decrease the incidence of asthma exacerbations in these patients.

Since the beginning of 2004, clinical trials have been initiated by Novartis and Genentech to test the safety and efficacy of Xolair to treat pediatric allergic asthma patients and peanut allergy patients. The pediatric allergic asthma trial is designed as a randomized, double blind, placebo-controlled and global multi-site study which will enroll approximately 570 patients who are between 6 and 12 year old. The primary objective of the study is to evaluate the efficacy and safety of Xolair in children with moderate-to-severe, persistent and inadequately controlled allergic asthma. The peanut allergy trial is designed as a 38-week, multi-site study. Approximately 150 patients, between 6 and 75 years old with established peanut allergy, will be randomized 2-to-1 to receive Xolair or placebo. The primary objective of the study is to assess the efficacy of Xolair in preventing peanut-induced allergic reactions in patients with peanut allergy.

In July 2004, Novartis submitted its application for Xolair to the Committee for Medicinal Products of the European Medicines Agency for review. The proposed indication will focus on the prevention of asthma exacerbations and control of symptoms in adult and adolescent patients with severe persistent allergic asthma, who remain inadequately controlled despite use of inhaled corticosteroids and long-acting beta-2 agonists, as well as other controller medications.

In the second quarter of 2004, we recorded net royalty revenue of $3.3 million from sales of Xolair, bringing the current year net royalty revenue to $5.5 million. Under our collaboration agreements with Genentech and Novartis, we receive royalties on the net sales of Xolair and will share in Novartis’ net profits from sales of Xolair in the United States. Over the next several years, we expect our principal revenues will be royalties and profit-sharing payments relating to sales of Xolair.

We have estimated that, after giving effect to the payments to our former attorneys, the blended rate of our net royalty and profit sharing receipts will be in the range of 8% and 12% of net worldwide sales of Xolair. Because of royalty credits associated with previous milestone payments, the rate during 2003 and through the second quarter of 2004 has been slightly below this range at approximately 7.5%. In addition to these credits already being taken, under our agreements with Genentech, once annual net sales of Xolair reach $100 million, Genentech is entitled to a one-time credit of $2 million against royalties otherwise payable to Tanox.

If Xolair sales continue at their current pace, the $100 million annual net sales threshold may be reached during the third quarter of 2004, and, accordingly, the net royalty revenue, as well as the blended rate, we receive in connection with Xolair sales would be lower in the third quarter. However, at that level of sales, the other credits for previous milestone payments, which have been reducing our net rate and royalty receipts would also be exhausted in the last half of 2004, and we would expect that, beginning in the fourth quarter of 2004, our net rate of royalty and profit-sharing receipts on sales of Xolair would be higher than the 7.5% rate.

TNX-355 is an anti-CD4 antibody that we have been studying as a treatment for HIV infection. In May 2004, we initiated a Phase 2 clinical trial of TNX-355 in HIV-infected patients. The Phase 2 trial is a three-arm, double-blind, placebo-controlled study, which will enroll approximately 80 patients. All patients will be anti-retroviral therapy-experienced, and all will also receive optimized background therapy during the study. The objective of the study is to evaluate the safety and pharmacological activity of TNX-355 in combination with optimized background therapy as assessed by viral load reduction. TNX-355 will be administered every two weeks during the 48-week trial duration. The primary evaluation will be based on the 24-week data, which is expected in 2005. TNX-355 received fast track status from the FDA in 2003.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.

Revenue Recognition

Revenues from development agreements include payments for milestone achievements and sponsored research and development costs. Milestone payments are received under best efforts contracts and are not refundable. They are recognized as revenue when the milestones are achieved and there are no remaining performance obligations. Revenues for sponsored research and development are recognized as revenue as we complete our obligations related to such activities. Any revenue contingent upon future performance is deferred and recognized as the performance is completed. Under our collaboration agreements with Genentech and Novartis, we receive a royalty on the net sales of Xolair worldwide and share in Novartis’ net profits from Xolair sales in the United States. Royalty revenue is recorded monthly based on contractual terms and information provided by Genentech and Novartis. Royalties are reconciled and adjusted if actual results differ from those previously reported to us. Revenues recognized are net of certain milestone credits and amounts due to our former attorneys under an arbitration award.

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

Results of Operations

Three Months Ended June 30, 2004 and 2003

Total Revenues. Total revenues and dollar and percentage changes compared to the corresponding period in the prior year are as follows:

	Three months ended June 30,
(in thousands)	2004	2003
Development agreements and licensing fees	$170	$14,773
Royalties	3,288	—

Total revenues	$3,458	$14,773

Dollar decrease	$11,315
Percentage decrease	77%

- Development Agreements and Licensing Fees. Development agreement revenue in 2003 represents the milestone revenue triggered by the FDA approval of Xolair, net of $5.3 million, accrued as payments due to our former attorneys under an arbitration ruling. Development agreement revenue in 2004 includes a $70,000 reimbursement from Genentech and Novartis for certain costs we incurred during the quarter in connection with the TNX-901 clinical trial extension. Dosing of patients under the extension trial was concluded as of June 30, 2004.

- Royalties. Tanox recorded royalties of $3.3 million on the net sales of Xolair by Genentech and Novartis during the current quarter. Genentech and Novartis reported Xolair sales in the United States and Europe of $43.6 million for the second quarter of 2004, which is the Company’s basis for estimating royalty revenue.

Research and Development Expenses. Our research and development activities can be divided into clinical stage programs, which currently include TNX-355 and TNX-901 (limited to the extension trial), and research and preclinical stage programs, which include anti-Factor D, anti-C5a antibodies and other discovery projects. For the three months ended June 30, 2004 and 2003, the cost associated with research and development programs, including overhead allocation, are as follows:

	Three months ended June 30,
(in thousands)	2004	2003
Clinical stage programs	$4,660	$3,963
Research and preclinical stage programs	1,888	1,462

Total research and development expenses	$6,548	$5,425

Dollar increase	$1,123
Percentage increase	21%

- Research and development expenses were $6.5 million and $5.4 million for the three months ended June 30, 2004 and 2003, respectively. The increase was primarily due to additional expenses associated with TNX-355 development activities and increased spending for research and preclinical stage programs.

General and Administrative Expenses. General and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows:

	Three months ended June 30,
(in thousands)	2004	2003
Total general and administrative expense	$1,814	$1,841

Dollar decrease	$27
Percentage decrease	1%

- General and administrative expenses were $1.8 million for the three months ended June 30, 2004 and 2003. Reduced litigation expenses in 2004 were partially offset by increased personnel cost and consulting fees.

Other Income (Expense). Other income was $780,000 and $1.2 million for the three months ended June 30, 2004 and 2003, respectively. This decrease was principally due to reduced interest income in 2004 resulting from lower average interest rates and lower amounts available for investment.

Income Tax Benefit. During the three months ended June 30, 2003, we received a refund related to Alternative Minimum Taxes paid in 1996 and 1997 which we recorded as a credit (benefit) to the income tax provision.

Net Income (Loss). For the three months ended June 30, 2004, we recorded a net loss of $4.1 million, versus net income for the three months ended June 30, 2003 of $8.9 million. The net income in 2003 was primarily due to the milestone revenue triggered by the FDA approval of Xolair on June 20, 2003.

Six Months Ended June 30, 2004 and 2003

Total Revenues. Total revenues and dollar and percentage changes compared to the corresponding period in the prior year are as follows:

	Six months ended June 30,
(in thousands)	2004	2003
Development agreements and licensing fees	$6,914	$14,778
Royalties	5,539	—

Total revenues	$12,453	$14,778

Dollar decrease	$2,325
Percentage decrease	16%

- Development Agreements and Licensing Fees. Development agreement revenue in 2003 represents the milestone revenue triggered by the FDA approval of Xolair, net of $5.3 million due to our former attorneys under an arbitration ruling. Development agreement revenue for the six months ended June 30, 2004 includes a $214,000 reimbursement by Genentech and Novartis of certain 2004 costs we incurred in connection with the TNX-901 clinical trial extension, and $6.6 million received under the terms of the three-party collaboration agreement with Genentech and Novartis as reimbursement of a portion of TNX-901 development costs incurred in previous years.

- Royalties. Tanox recorded estimated royalties of $5.5 million on the net sales of Xolair by Genentech and Novartis during the current year. Genentech and Novartis reported Xolair sales in the United States and Europe of $73.5 million for the six months ended June 30, 2004, which is the Company’s basis for estimating royalty revenue.

Research and Development Expenses. Our research and development activities can be divided into clinical stage programs, which currently include TNX-355 and TNX-901 (limited to the extension trial), and research and preclinical stage programs, which include anti-Factor D, anti-C5a antibodies and other discovery projects. For the six months ended June 30, 2004 and 2003, the cost associated with research and development programs, including overhead allocation, approximate the following:

	Six months ended June 30,
(in thousands)	2004	2003
Clinical stage programs	$8,381	$7,746
Research and preclinical stage programs	3,695	2,750

Total research and development expenses	$12,076	$10,496

Dollar increase	$1,580
Percentage increase	15%

- Research and development expenses were $12.1 million and $10.5 million for the six months ended June 30, 2004 and 2003, respectively. The increase was primarily due to additional expenses associated with TNX-355 development activities, which were partially offset by the winding down of TNX-901 clinical trial expenses, and increased spending for research and preclinical stage programs.

General and Administrative Expenses. General and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows:

	Six months ended June 30,
(in thousands)	2004	2003
Total general and administrative expense	$3,511	$4,587

Dollar decrease	$1,076
Percentage decrease	23%

- General and administrative expenses were $3.5 million and $4.6 million for the six months ended June 30, 2004 and 2003, respectively. The 23% decrease from 2003 reflects reduced litigation expenses partially offset by increased personnel cost, directors and officers’ insurance expense and consulting fees.

Other Income (Expense). Other income was $1.6 million and $2.6 million for the six months ended June 30, 2004 and 2003, respectively. This decrease was principally due to reduced interest income in 2004 compared to 2003 resulting from lower average interest rates and lower amounts available for investment.

Income Tax Benefit. During the six months ended June 30, 2003, we received a refund related to Alternative Minimum Taxes paid in 1996 and 1997 which we recorded as a credit (benefit) to the income tax provision.

Net Income (Loss). For the six months ended June 30, 2004, we recorded a net loss of $1.5 million, versus net income of $2.6 million for the six months ended June 30, 2003. The net income in 2003 is primarily due to the milestone revenue triggered by the FDA approval of Xolair on June 20, 2003. In 2004, results include $6.6 million received under the terms of the three-party collaboration agreement with Genentech and Novartis as reimbursement of a portion of TNX-901 development costs incurred in previous years.

Liquidity and Capital Resources

Cash, cash equivalents and investments decreased by $15.4 million during the six months ended June 30, 2004 to $212.0 million from $227.4 million at December 31, 2003. This decrease in funds was primarily due to funding operating activities and capital expenditures as well as the release from escrow of $9.7 million to our former attorneys, partially offset by royalty revenue and the $6.6 million received under the terms of the three-party collaboration agreement with Genentech and Novartis as reimbursement of a portion of TNX-901 development costs incurred in previous years.

Net cash used in operating activities was $10.3 million for the six months ended June 30, 2004 compared to $12.1 million for the six months ended June 30, 2003. The 2004 use of cash was comprised of a net loss of $1.5 million and a decrease in current liabilities of $8.7 million, mainly related to the release of escrowed funds to our former attorneys. The same period for 2003 reflects an increase in accounts receivable of $20 million related to the milestone payments earned in June 2003 from the FDA approval of Xolair offset by net income of $2.6 million and an increase in current liabilities of $3.6 million, mainly related to litigation costs.

Net cash provided by investing activities was $16.2 million for the six months ended June 30, 2004 compared to $19.3 million for the six months ended June 30, 2003. In 2004, restricted cash decreased by $5.5 million, due to the payment of the arbitration award, investments decreased by $16.8 million and $6.1 million was invested into property and equipment. Investments decreased by $20.4 million for the comparable period in 2003.

Net cash provided by financing activities was $435,000 for the six months ended June 30, 2004 compared to $512,000 for the same period in 2003. These increases in cash resulted from the sale of stock from stock option exercises.

Tanox entered into a manufacturing and supply agreement in July 2004 to have a third party manufacture and supply TNX-355 for Phase 3 clinical trials and potential product launch. Payments due to this third-party will be based on the achievement of manufacturing deliverables and the commencement and size of the clinical trials. Under the terms of the agreement, if we were to terminate the agreement before or upon completion of the technology transfer deliverable, we may be required to pay a cancellation fee equal to twenty-five percent of the uninvoiced portion of the remaining budget of the process development program, as defined in the agreement. After a first payment of $400,000 due upon contract execution, this cancellation fee could be up to $1.8 million.

We had been engaged in litigation in connection with a fee dispute with the law firms that represented us in litigation with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award entitling the attorneys to receive (i) approximately $3.5 million, including interest, (ii) payments ranging from 33 1/3% to 40% of the future milestone payments, in excess of the first $1 million, we would receive from Genentech following product approval, and (iii) 10% of the royalties that we would receive on all sales of certain anti-IgE products, including Xolair. During the appeals process, we were required to place amounts in escrow to secure payment of the award, and had escrowed $9.7 million with the Harris County District Court as of December 31, 2003. These funds were released to the former attorneys in February 2004. The 10% of the estimated royalty due to the attorneys based on Xolair sales is required to be paid within 30 days of the end of each calendar quarter in which royalty payments are received by Tanox.

In September 2002, we entered into a $16.0 million Revolving Line of Credit Note Agreement with a bank. Under the terms of the Agreement, Tanox may secure advances up to the aggregate principal amount of $16.0 million, the proceeds of which can be used to finance the purchase of property, plant and equipment. The outstanding principal balance is payable in full on September 27, 2006, and advances bear interest at the lesser of the Prime Rate or LIBOR, the London Interbank Offered Rate, plus 1%. Accrued interest is payable on the last day of each month. As of June 30, 2004, we had borrowed $5.0 million under the Agreement.

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

Our current and anticipated development projects will require substantial additional capital to complete. We do not expect to generate positive cash flow from operations until at least 2007. We anticipate that the amount of cash we need to fund operations, including research and development, manufacturing, other activities, and capital expenditures, will grow in the future as our projects move from research to clinical development to commercialization. We also expect that we will need to expand our drug development, business development and marketing activities, as well as our manufacturing capacity and facilities, to support the future development of our programs.

Based on our current level of operations, we expect that cash on hand and revenue from operations will be sufficient to fund our operations for at least the next four years. However, our future capital needs will depend on many factors, including the continued successful commercialization of Xolair, progress in our research and development activities, establishing additional collaboration and licensing arrangements, the costs and magnitude of product or technology acquisitions, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, potential merger and acquisition activities, manufacturing scale-up costs and marketing and commercialization activities with respect to our other products, if we undertake those activities. Consequently, we may need to raise additional funds depending on the timing and financial requirements of these events. We do not have external committed sources of funding and we cannot assure that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

•	Limit the growth of our development activities or even delay, reduce the scope of or eliminate one or more of our existing programs;

•	obtain funds through arrangements with collaboration partners or others that may require us to relinquish rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves; or

•	license rights to technologies, product candidates or products on terms that are less favorable to us than might otherwise be available.

Risk Factors

Factors Affecting Forward-Looking Statements. Some of the information in this Quarterly Report on Form 10-Q contains forward-looking statements. We typically identify forward-looking statements by using terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential”, “continue” or similar words, although we express some forward-looking statements differently. You should be aware that actual events could differ materially from those suggested in the forward-looking statement due to a number of factors, including:

•	the ability to develop safe and effective drugs;

•	failure to achieve positive results in preclinical and toxicology studies in animals and clinical trials in humans;

•	failure to economically and timely manufacture sufficient amounts of our products for clinical trials and commercialization activities;

•	failure to receive, or delay in receiving, marketing approval for our products;

•	failure to successfully finance and commercialize our products, including gaining market acceptance;

•	our ability to manage relationships with collaboration partners;

•	our ability to obtain, maintain and successfully enforce patent and other proprietary rights protection of our products;

•	variability of royalty, license and other revenues;

•	our ability to enter into future collaboration agreements to support our research and development activities;

•	drug withdrawal from the market due to rare adverse reactions caused by the marketed drug;

•	lawsuits and payment of damages for product liability claims in human clinical trials and for products that we sell after regulatory approval;

•	lawsuits challenging the validity of our patents;

•	our ability to secure licenses from third parties holding patents that may affect the manufacture or marketing of our products;

•	competition and technological change;

•	existing and future regulations affecting our business, including the content, timing of submissions and decisions made by the FDA and other regulatory agencies; and

•	our ability to hire and retain experienced managers.

You should also consider carefully the other factors identified in our Annual Report on Form 10-K for the year ended December 31, 2003, which could cause our actual results to differ from those set forth in the forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is to changes in interest rates relating to our investment portfolio. Our investment policy, approved by the Board of Directors, limits the amount we may invest in any one type of investment, limits the duration of the term of investments to three years or less and requires that investments are held to maturity except under rare circumstances. All cash, cash equivalents and marketable securities are maintained with financial institutions that management believes are credit worthy.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, Tanox’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

From time to time Tanox is a defendant in other lawsuits incidental to its business. Management believes that the outcome of these lawsuits will not be material to Tanox’s financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

At our 2004 Annual Meeting of Shareholders held on June 4, 2004, the stockholders of the Company elected the following persons as Class I directors for a term of three years by votes indicated:

Name	Number of Votes For	Number of Votes Withheld
Osama I. Mikhail, Ph.D.	35,172,854	228,650
Peter G. Traber, M.D.	35,172,854	228,650

The other directors whose terms of office as director continue after the meeting are Heinz W. Bull, Tse Wen Chang, Nancy T. Chang and William J. Jenkins.

The stockholders approved an amendment to the 2000 Non-Employee Director’s Stock Option Plan as follows:

Number of Votes For:	21,563,089
Number of Votes Against:	456,770
Number of Votes Abstained:	8,997

The stockholders ratified the appointment of Ernst & Young LLP as Tanox’s independent auditors for 2004 as follows:

Number of Votes For:	35,379,370
Number of Votes Against:	456,770
Number of Votes Abstained:	14,054

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President of Finance Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and Vice President of Finance Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports furnished on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANOX, INC.

Date: August 3, 2004	By:	Nancy T. Chang
Nancy T. Chang
President and Chief Executive Officer

Date: August 3, 2004	By:	Gregory P. Guidroz
Gregory P. Guidroz
Vice President of Finance