Form 10-Q
period 2004-09-30
TANOX INC
filed 2004-11-05
CIK 1099414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Number of shares of common shares outstanding at October 29, 2004: 43,971,548.

TANOX, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

TANOX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares and Per Share Data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,483	$46,350
Restricted cash	5,018	10,536
Short-term investments, including a restricted amount of $5,431 in 2003	116,650	106,711
Interest receivable	2,031	3,002
Accounts receivable	2,626	1,706
Accounts receivable from related party	67	184
Prepaid expenses and other	504	276

Total current assets	167,379	168,765

LONG-TERM INVESTMENTS	45,840	63,837

PROPERTY, PLANT & EQUIPMENT, NET	24,250	19,205
OTHER ASSETS	8	49

TOTAL ASSETS	$237,477	$251,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,164	$968
Accrued liabilities	2,980	3,390
Accrued arbitration award	622	9,841

Total current liabilities	4,766	14,199

LONG-TERM LIABILITIES:
Note payable to bank	5,000	5,000
Note payable to related party	—	10,000

Total long-term liabilities	5,000	15,000

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 44,526,328 and 44,470,446 shares issued, and 43,971,628 and 43,915,746 shares outstanding in 2004 and 2003, respectively	445	445
Additional paid-in capital	322,588	311,324
Treasury stock, at cost; 554,700 shares in 2004 and 2003, respectively	(6,261)	(6,261)
Accumulated other comprehensive income	931	694
Accumulated deficit	(89,992)	(83,545)

Total stockholders’ equity	227,711	222,657

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$237,477	$251,856

See accompanying notes to condensed consolidated financial statements.

TANOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES:
Development agreements and licensing fees, net of arbitration award in 2003	$103	$176	$3,610	$11,952
Development agreement with related party	48	222	3,455	3,222
Royalties, net of arbitration award	2,298	501	7,810	502
Royalties from related party, net of arbitration award	17	—	44	—

Total revenues	2,466	899	14,919	15,676

OPERATING COSTS AND EXPENSES:
Research and development	6,622	5,264	18,698	15,761
General and administrative	1,639	1,214	5,150	5,801

Total operating costs and expenses	8,261	6,478	23,848	21,562

LOSS FROM OPERATIONS	(5,795)	(5,579)	(8,929)	(5,886)

OTHER INCOME (EXPENSE):
Interest income	941	1,439	2,745	4,598
Interest expense	(33)	(106)	(126)	(344)
Other, net	(26)	(115)	(137)	(386)

Total other income (expense)	882	1,218	2,482	3,868

LOSS BEFORE INCOME TAX BENEFIT	(4,913)	(4,361)	(6,447)	(2,018)
Income tax benefit	—	—	—	(228)

NET LOSS	$(4,913)	$(4,361)	$(6,447)	$(1,790)

NET LOSS PER BASIC and DILUTED SHARE	$(0.11)	$(0.10)	$(0.15)	$(0.04)

SHARES USED IN COMPUTING NET LOSS PER SHARE – BASIC and DILUTED:	44,006	43,806	44,014	43,789

COMPREHENSIVE LOSS:
Net loss	$(4,913)	$(4,361)	$(6,447)	$(1,790)
Foreign currency translation adjustment	—	—	—	(168)
Unrealized gain (loss) on available-for-sale security	(221)	391	237	643

TOTAL COMPREHENSIVE LOSS	$(5,134)	$(3,970)	$(6,210)	$(1,315)

See accompanying notes to condensed consolidated financial statements.

TANOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(6,447)	$(1,790)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,895	1,689
Compensation expense related to stock options	30	46
Loss on sale of equipment	—	348

Changes in operating assets and liabilities:
Increase in receivables and other assets	(19)	(309)
(Decrease) increase in current liabilities	(8,691)	2,955
Other, net	—	123

Net cash (used in) provided by operating activities	(13,232)	3,062

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment	(6,978)	(1,132)
Purchases of investments	(108,885)	(59,660)
Maturities and sales of investments	117,180	81,372
Loss on disposal of equipment	38	51
(Increase) decrease in restricted cash	5,518	(4,954)

Net cash provided by investing activities	6,873	15,677

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of stock	492	996

Net cash provided by financing activities	492	996

IMPACT OF EXCHANGE RATES ON CASH	—	(168)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,867)	19,567

CASH AND CASH EQUIVALENTS:

Beginning of period	46,350	15,968

End of period	$40,483	$35,535

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Capital contribution from forgiveness of note payable by a related party	10,000	—
Capital contribution from forgiveness of interest by a related party	742	—
Unrealized gain on available-for-sale security	237	643

See accompanying notes to condensed consolidated financial statements.

TANOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(UNAUDITED)

1. Basis of Consolidation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of Tanox, Inc. and its wholly owned subsidiary (collectively the Company or Tanox). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal recurring nature. These condensed consolidated interim financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004.

2. Revenues

Development Agreements and Licensing Fees. Development agreement revenue includes reimbursement by Genentech, Inc. (Genentech) and Novartis Pharma A.G. (Novartis), of selected current quarter and current year clinical trial costs incurred for TNX-901. Development agreement revenue for the first nine months also includes $6.6 million received under the terms of the Tripartite Collaboration Agreement among Novartis, Genentech and Tanox dated February 25, 2004, representing reimbursement by Genentech and Novartis of a portion of the TNX-901 development costs incurred by Tanox in previous years. Licensing fee revenue includes payments received in exchange for rights to license and sublicense Tanox’s technology or product rights.

Royalties. Royalty income of $2.3 million and $7.9 million on the net sales of Xolair during the current quarter and first nine months of the year, respectively, was calculated based on net sales reported to us by Genentech and Novartis. Royalty income reflects credits for prior milestone payments made to Tanox and a one-time credit of $2 million in favor of Genentech when net annual sales of Xolair exceeded $100 million during the third quarter. Royalty income is net of amounts which are payable by Tanox to its former attorneys (see Note 7. Commitments and Contingencies).

We have estimated that, after giving effect to the payments to our former attorneys, the blended rate of our net royalty and profit sharing receipts will be in the range of 8% and 12% of net worldwide sales of Xolair. Due to milestone credits noted above, the rate during 2003 and through the second quarter of 2004 has been below this range at approximately 7.5%. The net royalty rate earned in the third quarter of 2004 was further reduced as a result of the one-time credit of $2 million due to Genentech. Because the milestone credits that had been reducing royalties were exhausted in the third quarter of 2004, beginning in the fourth quarter of 2004, our blended royalty rate is expected to be higher than historical rates.

3. Cash, Cash Equivalents, Short-term and Long-term Investments

Cash equivalents consist of highly liquid investments with original maturities of three months or less. Management determines the appropriate classification of its cash equivalents, short-term investments and long-term investments at the time of purchase. Investments consist of investment grade corporate bonds, commercial paper, asset-backed securities, and government agency securities with maturities of less than three years from the balance sheet date. All investments are classified as held-to-maturity and carried at amortized cost in the accompanying financial statements with the exception of one available-for-sale investment, which is stated at fair value based on the quoted market price of the investment. Unrealized gains and losses on the available-for-sale investment are reported as other comprehensive income (loss), which is a separate component of stockholders’ equity.

Tanox’s net carrying value of cash and cash equivalents (including restricted cash) at September 30, 2004 and December 31, 2003, was $45.5 million and $56.9 million, respectively.

Investments consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Held-to-maturity investments – short-term	$115,503	$105,801
Available-for-sale investment	1,147	910

Total short-term investments	116,650	106,711

Held-to-maturity investments – long-term	45,840	63,837

	$162,490	$170,548

Tanox’s net carrying value of held-to-maturity and available-for-sale investments at September 30, 2004 and December 31, 2003, was $162.5 million and $170.5 million, respectively. The fair value of these investments at September 30 2004 and December 31, 2003, was $161.9 million and $170.6 million, respectively. As of September 30, 2004, investments in securities with credit ratings of A were 38%, AA were 15% and AAA were 47% of the total held-to-maturity investment portfolio.

4. Line of Credit Note

Tanox borrowed $5.0 million in September 2002 from a bank under a $16.0 million Revolving Line of Credit Note Agreement. Under the terms of the agreement, Tanox may secure advances up to the aggregate principal amount of $16.0 million, the proceeds of which can be used to finance the purchase of property, plant and equipment. The outstanding balance is payable in full on September 27, 2006, and advances bear interest at the lesser of the Prime Rate or LIBOR plus 1%, which at September 30, 2004 was 2.875%. The Note is collateralized with cash and investments equal to or greater than 100% of the outstanding principal balance of the Note.

5. Net Loss per Share

Financial Accounting Standards Board (FASB) No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as basic EPS, except that diluted EPS reflects the potential dilution that would occur if outstanding options and warrants were exercised. Tanox incurred net losses for the three and nine month periods ended September 30, 2004 and 2003; therefore, all options outstanding for each of the periods were excluded from the computation of diluted EPS because they would have been antidilutive.

6. Stock Based Compensation

Tanox has adopted the disclosure requirements of FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (FASB 148) effective December 2002. FASB 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FASB 123), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation and also amends the disclosure requirements of FASB 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by FASB 148 and FASB 123, the Company continues to apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, with regard to the measurement of compensation cost for options granted under our stock-based compensation plans. Under the intrinsic value method described in APB Option No. 25, no compensation expense is recognized if the exercise price of the employee stock option equals the market price of the underlying stock on the date of the grant. For the three and nine months ended September 30, 2004 and 2003, no employee compensation expense was recorded.

Assuming the compensation cost for the stock option plans had been determined pursuant to the fair value method under FASB No. 123, Tanox’s pro forma net loss would have been as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss
As reported	$(4,913)	$(4,361)	$(6,447)	$(1,790)
Stock option compensation included in the determination of net loss as reported	—	—	—	—
Stock option compensation expense if the fair value method had been applied	(979)	(1,285)	(3,819)	(3,560)

Pro forma net loss	$(5,892)	$(5,646)	$(10,266)	$(5,350)

Loss per share – Basic and Diluted
As reported	$(0.11)	$(0.10)	$(0.15)	$(0.04)
Pro forma	$(0.13)	$(0.13)	$(0.23)	$(0.12)

On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payment – An Amendment of FASB Statements No. 123 and 95.” The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB 25 and would require instead that such transactions be accounted for using a fair-value based method. Tanox would be required to recognize an expense for employee compensation cost related to share-based payment arrangements including stock options. The new rules would be applied on a modified prospective basis as defined in the Exposure Draft, and would be effective for public companies for fiscal years beginning after December 15, 2004. In October 2004, this effective date was delayed until June 15, 2005. The proposed Statement may require changes in Tanox’s option valuation methodology and assumptions. Current estimates of option values using the Black-Scholes (as used in the above table) method may not be indicative of results from valuation methodologies required by the final rules.

7. Commitments and Contingencies

Tanox had been engaged in litigation in connection with a fee dispute with the law firms that represented the Company in litigation with Genentech relating to, among other items, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award entitling the attorneys to receive (1) approximately $3.5 million, including interest, (2) payments ranging from 33 1/3% to 40% of the future milestone payments, in excess of the first $1 million, Tanox would receive from Genentech following product approval, and (3) 10% of the royalties that Tanox would receive on all sales of certain anti-IgE products, including Xolair. The 10% of royalties received by Tanox is required to be paid to the attorneys within 30 days of the end of the calendar quarter in which the royalty payments are received by Tanox. At September 30, 2004, Tanox had an accrued liability of $622,000 with respect to amounts that would be payable to the attorneys on royalties received or receivable by Tanox on net sales of Xolair through September 30, 2004.

From time to time, Tanox is a defendant in other lawsuits incidental to its business. Management believes that the outcome of these lawsuits will not be material to Tanox’s financial statements.

8. Subsequent Event

Tanox, Inc. is in contract negotiations with Biogen Idec, Inc. to acquire manufacturing assets and assume the lease on a manufacturing facility in San Diego, California. If finalized, the transaction would allow Tanox to expand its manufacturing capacity to support the development of products for its clinical trials programs. The pending acquisition is consistent with the company’s strategy of expanding manufacturing capabilities to enhance its core operations. Negotiations are expected to be concluded in the fourth quarter of this year.

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

Our first product, Xolair® (omalizumab) For Subcutaneous Use, was developed in collaboration with Genentech and Novartis. Xolair received U.S. Food and Drug Administration (FDA) marketing approval on June 20, 2003, and was launched in the U.S. in July 2003. Xolair is currently labeled for treatment of adults and adolescents (12 years of age and above) with moderate-to-severe persistent allergic asthma who have a positive skin test or in vitro reactivity to a perennial aeroallergen and whose symptoms are inadequately controlled with inhaled corticosteroids.

In the second quarter of 2004, Novartis and Genentech initiated clinical trials to test the safety and efficacy of Xolair to treat pediatric allergic asthma patients and peanut allergy patients. The pediatric allergic asthma Phase 3 trial is designed as a randomized, double blind, placebo-controlled and global multi-site study, which will enroll approximately 570 patients who are between 6 and 12 years old. The primary objective of the study is to evaluate the efficacy and safety of Xolair in children with moderate-to-severe, persistent and inadequately controlled allergic asthma. The peanut allergy Phase 2 trial is designed as a 38-week, multi-site study. Approximately 150 patients, between 6 and 75 years old with established peanut allergy, will be randomized 2-to-1 to receive Xolair or placebo. The primary objective of the study is to assess the efficacy of Xolair in preventing peanut-induced allergic reactions in patients with peanut allergy.

In June 2004, Novartis submitted its application for Xolair to the Committee for Medicinal Products of the European Medicines Agency for review. The proposed indication will focus on the prevention of asthma exacerbations and control of symptoms in adult and adolescent patients with severe persistent allergic asthma, who remain inadequately controlled despite use of inhaled corticosteroids and long-acting beta-2 agonists, as well as other controller medications.

In the third quarter of 2004, we recorded net royalty revenue of $2.3 million from sales of Xolair, bringing the current year net royalty revenue to $7.9 million. Under our collaboration agreements with Genentech and Novartis, we receive royalties on the net sales of Xolair and will share in Novartis’ net profits from sales of Xolair in the United States. Over the next several years, we expect our principal revenues will be royalties and profit-sharing payments relating to sales of Xolair.

We have estimated that, after giving effect to the payments to our former attorneys, the blended rate of our net royalty and profit sharing receipts will be in the range of 8% and 12% of worldwide net sales of Xolair. Because of royalty credits associated with previous milestone payments, the rate during 2003 and through the second quarter of 2004 has been below this range at approximately 7.5%. The net royalty rate earned in the third quarter of 2004 was further reduced as a result of the one-time credit of $2 million due to Genentech. Because the milestone credits that had been reducing royalties were exhausted in the third quarter of 2004, beginning in the fourth quarter of 2004, our blended royalty rate is expected to be higher than historical rates.

Our most advanced development product is TNX-355, a humanized monoclonal antibody that binds to the CD4 receptor on T-lymphocytes and blocks HIV entry. TNX-355 is being evaluated as a treatment for HIV infection, and in May 2004, Tanox initiated a Phase 2 clinical trial of this agent. Approximately 80 antiretroviral treatment experienced HIV infected individuals will be enrolled in a 48-week multi-center, randomized, double-blind, placebo-controlled, three arm study. The objective of the study is to evaluate safety, tolerability and pharmacological activity of TNX-355 with optimized background therapy. The primary evaluation will be conducted on the 24-week data, which is expected in late 2005. TNX-355 received fast track status from the FDA in 2003.

In addition to TNX-355, we have four preclinical candidates in our research pipeline. TNX-650 is the most advanced of these candidates. It targets a cytokine, with intrinsic asthma as its initial target indication. TNX-558 targets complement C5a for acute inflammatory disease. TNX-717 is an osteoblast apoptosis inhibitor for the treatment of osteoporosis and bone fracture and TNX-668 targets a cytokine for systemic lupus erythematosus (SLE). We intend to strengthen our pipeline through in-licensing or acquisition opportunities in our core disease areas of asthma, allergy, inflammation and infectious diseases, as well as expanding into oncology. We are actively evaluating several potential opportunities.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.

Revenue Recognition

Revenues from development agreements include payments for milestone achievements and sponsored research and development costs. Milestone payments are received under best efforts contracts and are not refundable. They are recognized as revenue when the milestones are achieved and there are no remaining performance obligations. Revenues for sponsored research and development are recognized as revenue as we complete our obligations related to such activities. Any revenue contingent upon future performance is deferred and recognized as the performance is completed. Under our collaboration agreements with Genentech and Novartis, we receive a royalty on the net sales of Xolair worldwide and share in Novartis’ net profits from Xolair sales in the United States. Royalty revenue is recorded monthly based on contractual terms and information provided by Genentech and Novartis. Royalties are reconciled and adjusted if actual results differ from those previously reported to us. Revenues recognized are net of certain milestone and other credits and amounts due to our former attorneys under an arbitration award.

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

Results of Operations

Three Months Ended September 30, 2004 and 2003

Total Revenues. Total revenues and dollar and percentage changes compared to the corresponding period in the prior year are as follows:

	Three months ended September 30,
(in thousands)	2004	2003
Development agreements and licensing fees	$151	$398
Royalties	2,315	501

Total revenues	$2,466	$899

Dollar increase	$1,567
Percentage increase	174%

The increase in revenue resulted from higher royalties due to the increased sales of Xolair.

Research and Development Expenses. Our research and development activities can be divided into clinical stage programs, which currently include TNX-355 and TNX-901 (limited to the extension trial), and research and preclinical stage programs, which include TNX-650, targeting intrinsic asthma, TNX-717 for the treatment of osteoporosis and bone fracture, TNX-668 for SLE, TNX-558 for acute inflammatory disease and other discovery and exploratory research projects. For the three months ended September 30, 2004 and 2003, the cost associated with research and development programs, including overhead allocation, are as follows:

	Three months ended September 30,
(in thousands)	2004	2003
Clinical stage programs	$4,794	$3,846
Exploratory research and preclinical stage programs	1,828	1,418

Total research and development expenses	$6,622	$5,264

Dollar increase	$1,358
Percentage increase	26%

The increase in research and development expenses was primarily due to additional expenses associated with TNX-355 development activities and increased spending for preclinical stage programs.

General and Administrative Expenses. General and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows:

	Three months ended September 30,
(in thousands)	2004	2003
Total general and administrative expense	$1,639	$1,214

Dollar increase	$425
Percentage increase	35%

The increase in general and administrative expenses resulted from increased audit and consulting fees in 2004 which were partially offset by reduced employee benefits and commercial insurance expenses.

Other Income (Expense). Other income was $882,000 and $1.2 million for the three months ended September 30, 2004 and 2003, respectively. This decrease was principally due to reduced interest income in 2004 resulting from lower average interest rates and lower amounts available for investment.

Net Loss. For the three months ended September 30, 2004, we recorded a net loss of $4.9 million, versus a net loss for the three months ended September 30, 2003 of $4.4 million.

Nine Months Ended September 30, 2004 and 2003

Total Revenues. Total revenues and dollar and percentage changes compared to the corresponding period in the prior year are as follows:

	Nine months ended September 30,
(in thousands)	2004	2003
Development agreements and licensing fees	$7,065	$15,174
Royalties	7,854	502

Total revenues	$14,919	$15,676

Dollar decrease	$757
Percentage decrease	5%

The decrease in revenue resulted from higher royalty revenue due to increased sales of Xolair which were offset by a decrease in development revenue. Revenues from development agreements and licensing fees (net) consisted mainly of a $14.7 million payment for the FDA approval of Xolair in July 2003 versus $6.6 million of TNX-901 development costs reimbursed in 2004.

Research and Development Expenses. Our research and development activities can be divided into clinical stage programs, which currently include TNX-355 and TNX-901 (limited to the extension trial), and research and preclinical stage programs, which include TNX-650, targeting intrinsic asthma, TNX-717 for the treatment of osteoporosis and bone fracture, TNX-668 for SLE, TNX-558 for acute inflammatory disease and other discovery and exploratory research projects. For the nine months ended September 30, 2004 and 2003, the cost associated with research and development programs, including overhead allocation, are as follows:

	Nine months ended September 30,
(in thousands)	2004	2003
Clinical stage programs	$13,175	$11,593
Exploratory research and preclinical stage programs	5,523	4,168

Total research and development expenses	$18,698	$15,761

Dollar increase	$2,937
Percentage increase	19%

The increase in research and development expenses was primarily due to increased spending for consulting fees, contract research, testing and manufacturing and employee related costs.

General and Administrative Expenses. General and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows:

	Nine months ended September 30,
(in thousands)	2004	2003
Total general and administrative expense	$5,150	$5,801

Dollar decrease	$651
Percentage decrease	11%

The decrease in general and administrative expenses reflects reduced litigation expenses partially offset by increased personnel cost, accounting fees, directors and officers’ insurance expense and consulting fees.

Other Income (Expense). Other income was $2.5 million and $3.9 million for the nine months ended September 30, 2004 and 2003, respectively. This decrease was principally due to reduced interest income in 2004 resulting from lower average interest rates and lower amounts available for investment.

Income Tax Benefit. During the nine months ended September 30, 2003, we received a refund related to Alternative Minimum Taxes paid in 1996 and 1997 which we recorded as a credit (benefit) of $228,000.

Net Loss. For the nine months ended September 30, 2004, we recorded a net loss of $6.4 million, versus a net loss of $1.8 million for the nine months ended September 30, 2003. The lower net loss in 2003 is primarily due to the milestone revenue triggered by the FDA approval of Xolair on June 20, 2003.

Liquidity and Capital Resources

Cash, cash equivalents and investments decreased by $19.4 million during the nine months ended September 30, 2004 to $208.0 million from $227.4 million at December 31, 2003. This decrease in funds was primarily due to funding operating activities and capital expenditures as well as the release from escrow of $9.7 million to our former attorneys, partially offset by royalty revenue and the $6.6 million in development revenue received under the terms of the three-party collaboration agreement with Genentech and Novartis as reimbursement of a portion of TNX-901 development costs incurred in previous years.

Net cash used in operating activities was $13.2 million for the nine months ended September 30, 2004 compared to net cash provided by these activities of $3.1 million for the nine months ended September 30, 2003. The 2004 use of cash was comprised mainly of a net loss of $6.4 million and a decrease in current liabilities of $8.7 million, the majority of which was related to the release of escrowed funds to our former attorneys in connection with the accrued arbitration award. In the same period for 2003, cash provided by operating activities was comprised mainly of a net loss of $1.8 million and an increase in current liabilities of $3.0 million, related primarily to accrued litigation costs.

Net cash provided by investing activities was $6.9 million for the nine months ended September 30, 2004 compared to $15.7 million for the nine months ended September 30, 2003. In 2004, restricted cash decreased by $5.5 million, due to the release of escrowed funds in connection with the accrued arbitration award. Investments, net of maturities and investments, decreased by $8.3 million and $7.0 million was invested into property and equipment. For 2003, investments, net of maturities and purchases, decreased by $21.7 million. This was partially offset by an increase in restricted cash of $5.0 million due to the maturity of a restricted investment.

Net cash provided by financing activities was $492,000 for the nine months ended September 30, 2004 compared to $996,000 for the same period in 2003. These inflows of cash resulted from stock option exercises.

Tanox entered into a manufacturing and supply agreement in July 2004 to have a third-party manufacture and supply TNX-355 for Phase 3 clinical trials and potential product launch. Payments due to this third-party will be based on the achievement of manufacturing deliverables and the commencement and size of the clinical trials. Under the terms of the agreement, if we were to terminate the agreement before or upon completion of the technology transfer deliverable, we may be required to pay a cancellation fee equal to 25% of the uninvoiced portion of the remaining budget of the process development program, as defined in the agreement. After a payment of $400,000 which was made at contract execution, this cancellation fee could be up to $1.8 million.

We had been engaged in litigation in connection with a fee dispute with the law firms that represented us in litigation with Genentech relating to, among other items, the intellectual property rights surrounding the development of anti-IgE technology. In 2003, an arbitration panel issued an award entitling the attorneys to receive (1) approximately $3.5 million, including interest, (2) payments ranging from 33 1/3% to 40% of the future milestone payments, in excess of the first $1 million, we would receive from Genentech following product approval, and (3) 10% of the royalties that we would receive on all sales of certain anti-IgE products, including Xolair. During the appeals process, we were required to place amounts in escrow to secure payment of the award, and had escrowed $9.7 million with the Harris County District Court as of December 31, 2003. These funds were released to the former attorneys in February 2004. The 10% of the royalty due to the attorneys based on Xolair sales is required to be paid within 30 days of the end of each calendar quarter in which royalty payments are received by Tanox.

In September 2002, we entered into a $16.0 million Revolving Line of Credit Note Agreement with a bank. Under the terms of the agreement, Tanox may secure advances up to the aggregate principal amount of $16.0 million, the proceeds of which can be used to finance the purchase of property, plant and equipment. The outstanding principal balance is payable in full on September 27, 2006, and advances bear interest at the lesser of the Prime Rate or LIBOR, the London Interbank Offered Rate, plus 1%. Accrued interest is payable on the last day of each month. As of September 30, 2004, we had borrowed $5.0 million under the agreement.

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

Risk Factors

Factors Affecting Forward-Looking Statements. Some of the information in this Quarterly Report on Form 10-Q contains forward-looking statements. We typically identify forward-looking statements by using terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words, although we express some forward-looking statements differently. You should be aware that actual events could differ materially from those suggested in the forward-looking statement due to a number of factors, including:

•	the ability to develop safe and effective drugs;

•	failure to achieve positive results in preclinical and toxicology studies in animals and clinical trials in humans;

•	failure to economically and timely manufacture sufficient amounts of our products for clinical trials and commercialization activities;

•	failure to receive, or delay in receiving, marketing approval for our products;

•	failure to successfully finance and commercialize our products, including gaining market acceptance;

•	our ability to manage relationships with collaboration partners;

•	our ability to obtain, maintain and successfully enforce patent and other proprietary rights protection of our products;

•	variability of royalty, license and other revenues;

•	our ability to enter into future collaboration agreements to support our research and development activities;

•	drug withdrawal from the market due to rare adverse reactions caused by the marketed drug;

•	lawsuits and payment of damages for product liability claims in human clinical trials and for products that we sell after regulatory approval;

•	lawsuits challenging the validity of our patents;

•	our ability to secure licenses from third parties holding patents that may affect the manufacture or marketing of our products;

•	competition and technological change;

•	existing and future regulations affecting our business, including the content, timing of submissions and decisions made by the FDA and other regulatory agencies; and

•	our ability to hire and retain experienced managers and scientists.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, Tanox’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, Tanox is a defendant in other lawsuits incidental to its business. Management believes that the outcome of these lawsuits will not be material to Tanox’s financial statements.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President of Finance Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and Vice President of Finance Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Earnings release of Tanox, Inc. dated November 5, 2004.

(b) Reports furnished on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANOX, INC.

Date: November 5, 2004	By:	Nancy T. Chang
Nancy T. Chang
President and Chief Executive Officer

Date: November 5, 2004	By:	Gregory P. Guidroz
Gregory P. Guidroz
Vice President of Finance