Form 10-K
period 2004-12-31
TANOX INC
filed 2005-03-10
CIK 1099414

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004 or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-30231

TANOX, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0196733
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

The aggregate market value of the registrant’s common stock held by nonaffiliates as of June 30, 2004 was $582,931,932.

Number of shares of outstanding common stock as of March 2, 2005:  44,000,398.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Items 10, 11, 12 and 13 of Part III will be included in the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

In this report, “Tanox”, the “Company”, “we”, “us” and “our” refer to Tanox, Inc. and its subsidiaries, unless the context otherwise suggests. “Common Stock” refers to Tanox’s common stock, par value $0.01 per share.

Xolair®  (omalizumab) anti-IgE antibody is a trademark of Novartis A.G.

i

PART I

ITEM 1. Business

Overview

Tanox discovers and develops therapeutic monoclonal antibodies to address significant unmet medical needs in the areas of immune-mediated diseases, infectious diseases, inflammation and oncology. Tanox’s products are genetically engineered antibodies that target a specific molecule or antigen. In addition, through collaborative agreements, Tanox receives royalties from the sale of Xolair® (omalizumab), our first product.

Our first product, Xolair, was developed in collaboration with Genentech, Inc. and Novartis Pharma, A.G. Xolair received U.S. Food and Drug Administration (FDA) marketing approval on June 20, 2003, and was launched in the U.S. in July 2003. Xolair is currently labeled for treatment of adults and adolescents (12 years of age and above) with moderate-to-severe persistent asthma who have a positive skin test or in vitro reactivity to a perennial aeroallergen and whose symptoms are inadequately controlled with inhaled corticosteroids. Xolair is an anti-immunoglobulin E, or anti-IgE, antibody that has been shown to decrease the incidence of asthma exacerbations in these patients. Safety and efficacy have not been established in other allergic conditions.

On July 1, 2004, Novartis submitted an application for the European approval of Xolair as a treatment for allergic asthma. The proposed indication will focus on the prevention of asthma exacerbations and control of symptoms in adults and adolescent patients with severe persistent allergic asthma, who remain inadequately controlled despite the use of inhaled corticosteroids, long-acting beta-2 agonists, as well as other controller medications.

In May 2004, Novartis, in cooperation with Genentech, initiated a Phase 3 clinical trial for Xolair in pediatric allergic asthma patients. The pediatric trial is designed as a randomized, double-blind, placebo-controlled, global study of one-year duration, which will enroll approximately 570 patients between 6 and 12 years old. The primary objective of the study is to evaluate the efficacy and safety of Xolair in children with moderate-to-severe, persistent and inadequately controlled allergic asthma.

In July 2004, the first patient was enrolled in a Phase 2 clinical trial evaluating the safety and efficacy of Xolair in patients suffering from allergy (immediate hypersensitivity) to peanuts. The peanut allergy trial, which is being conducted by Genentech, is designed as a 38-week, multi-site study. Approximately 150 patients, between 6 and 75 years old with established peanut allergy, will be randomized 2-to-1 to receive Xolair or placebo. The primary objective of the study is to assess the efficacy of Xolair in preventing peanut-induced allergic reactions in patients with peanut allergy.

We are also assessing another product, TNX-355, as a treatment for the human immunodeficiency virus (HIV) and initiated a Phase 2 clinical trial of TNX-355 in May 2004. The Phase 2 study is a three-arm, double-blind, placebo-controlled study, which was fully enrolled as of the date of this report. All patients are anti-retroviral therapy-experienced and will be on optimized background therapy (OBT) during the study. TNX-355 is a humanized, non-immunosuppressive anti-CD4 monoclonal antibody that works by blocking the ability of HIV to enter CD4 cells. The CD4 receptor on host cell surfaces is considered to be a gateway for HIV infection. This monoclonal antibody is one of a relatively new class of drugs called viral entry inhibitors. Results from the Phase 1a study showed that TNX-355 demonstrated clinically significant viral load reductions in patients infected with HIV, lasting approximately 2 to 4 weeks with a single dose. The Phase 1b multi-dose administration study also demonstrated clinically significant viral load reductions that were maintained for 5 to 7 weeks. TNX-355 was safe and well tolerated in the single dose and multi-dose studies. TNX-355 received Fast Track Status from the FDA in 2003. The objective of the current Phase 2 study is to evaluate the safety and pharmacological activity of TNX-355 in combination with OBT as assessed by viral load reduction. TNX-355 will be administered every two weeks during the 48-week trial duration. There is a planned interim evaluation at 24 weeks, and we expect to report those data in the fourth quarter of 2005.

Our Strategy

Our objective is to become a profitable, fully integrated biopharmaceutical company by developing, manufacturing and marketing innovative monoclonal antibody products for the treatment of immune-mediated diseases, infectious diseases, inflammation and cancer. Key aspects of our corporate strategy include the following:

•       Expand the market opportunity for Xolair.   In collaboration with Genentech and Novartis, we are continuing our efforts to expand the use of Xolair beyond adolescent and adult allergic asthma. This includes both geographic and label expansion. In 2004, Xolair was approved in Brazil, Canada and New Zealand, and submitted for approval in the European Union. Clinical trials are under way to evaluate Xolair’s effectiveness in treating pediatric allergic asthma and peanut allergy.

•       Advance Our Product Pipeline.   Our most-advanced clinical product, TNX-355, was shown to be well tolerated in Phase 1 clinical testing, with a reduction in viral load and no depletion of CD4 cell count. We anticipate interim 24-week data from our Phase 2 clinical trial in the fourth quarter of 2005 and have begun the process of planning for a Phase 3 study and developing a commercialization strategy. We also are focused on moving additional drug candidates through our pipeline and achieved progress in this regard in 2004 with both TNX-650 and TNX-717. We anticipate filing Investigational New Drug (IND) applications for these candidates in 2005 and 2007, respectively.

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

•       Form Strategic Collaborations to Support Development and Commercialization of Our Products.   To enable us to develop products and to mitigate risk, we may deem it advantageous to partner with other pharmaceutical and biotechnology companies. These partnerships could allow us to obtain funding for our development, manufacturing and marketing activities, thereby reducing the substantial financial investment that is required to develop our products. They could provide us with domestic and international marketing and sales expertise for our partnered products. To the extent economically feasible, we expect to retain strategically important development, manufacturing or marketing rights in order to maximize the value of our drug development opportunities.

•       Strengthen our Operational Capabilities.   To support research and development efforts and our clinical manufacturing and commercial supply needs, we will make strategic investments in technologies and other operational, enabling infrastructure to allow us to achieve full integration. To that end, in December 2004, we executed an agreement with Biogen IDEC to assume a long-term lease of a biologics manufacturing facility in San Diego, California, and to acquire certain manufacturing assets in the facility. This transaction, which closed in January 2005, is expected to significantly expand our antibody production capacity.

Monoclonal Antibodies

Monoclonal antibodies represent an exciting area of therapeutic product development. Genetically engineered monoclonal antibodies are man-made antibodies that target a specific antigen. Most monoclonal antibodies are derived from animals such as mice. When administered to humans, monoclonal antibodies from animals are seen by the immune system as foreign, which can lead to adverse responses.

Antibody design technologies have enabled scientists to develop humanized (human-like) and fully human antibody products to address this potential problem. Advances in antibody production technologies, such as high productivity cell culture and experimental technologies such as transgenic plants and animals, have enabled manufacturers to produce antibody products more cost-effectively. Many monoclonal antibodies have been approved for marketing as therapeutics by the FDA, and a large number of monoclonal antibodies are currently under investigation in clinical trials.

Our monoclonal antibody therapeutics treat disease by altering the function of a specific disease-causing protein, called a drug target. We have designed drugs to deactivate or reduce the activity of targets in the immune system for the treatment of allergic and autoimmune disease, to block a target that prevents survival of bone-building cells for the treatment of osteoporosis, and to disable a target that is used by HIV to infect human cells. Our products and product candidates have either resulted from internal research, were in-licensed or were acquired.

Marketed Product—Xolair

Xolair, the first anti-IgE antibody to reach the market, is also Tanox’s first commercial product. Xolair was approved by the FDA on June 20, 2003. Xolair generated approximately $188.5 million of sales in the U.S. in 2004, of which Tanox earned net royalties of $13.3 million. The current approved label for Xolair is for treatment of adults and adolescents (12 years of age and above) with moderate-to-severe persistent asthma who have a positive skin test or in vitro reactivity to a perennial aeroallergen and whose symptoms are inadequately controlled with inhaled corticosteroids. Xolair has been shown to decrease the incidence of asthma exacerbations in these patients. Safety and efficacy have not been established in other allergic conditions.

Mechanism of Action of Xolair

Xolair is a recombinant humanized monoclonal antibody targeting IgE, one of the key inflammatory proteins implicated in allergic diseases such as asthma, allergic rhinitis and food allergy. The immune system of an allergic individual responds to an environmental protein, or allergen, by producing IgE that reacts with the allergen. IgE initially binds to the surface of mast cells and basophils through high affinity IgE receptors on the cell surface. These cells are found in tissue and also circulate in the blood, and they contain chemicals including histamine and leukotrienes, which provoke inflammation. When a mast cell or basophil armed with allergen specific IgE on its surface comes into contact with its cognate allergen, the allergen will cross-link the surface-bound IgE molecules, with resultant cross-linking of the underlying IgE receptors. This event signals the mast cell or basophil to release its powerful chemicals, causing tissue inflammation and asthma and allergy symptoms, including bronchoconstriction, wheezing, coughing, sneezing, runny nose, watery eyes and itching. Xolair works by attaching to circulating IgE and masking the binding site for the IgE receptor which prevents IgE from binding to and arming mast cells and basophils. In this manner, Xolair reduces the inflammatory response to allergens. Xolair also reduces the high-affinity IgE receptors on the surface of white blood cells, further diminishing the allergic response.

Market Opportunity—Moderate to Severe Allergic Asthma

Asthma makes breathing difficult and is potentially life threatening. Approximately 35.6 million people in the top seven global markets (France, Germany, Italy, Spain, the United Kingdom, Japan and the United States) suffer from asthma. Approximately two-thirds of these patients have allergic asthma. In the United States, there are 17 million asthmatics, of which approximately 10 million receive treatment. Of the 10 million Americans treated for asthma, approximately 8.5 million patients are age 12 and above, and 5.1 million of these 8.5 million patients have the allergic form of the disease. Of these, 4.2 million have IgE levels and body weight that fit within the dosing algorithm for Xolair, 1.9 million of these patients have moderate-to-severe asthma, and 500,000 of them are uncontrolled by current medications. Xolair is being initially targeted to this patient population of 500,000.

Commercialization Status

Genentech and Novartis, which have commercialization rights under our collaboration, launched Xolair in the U.S. in July 2003, with a 250 person sales force (125 sales representatives from each company). This sales force is targeting sales and marketing efforts at allergists and pulmonologists who specialize in the treatment of asthma. Xolair is being distributed by a network of five specialty pharmacies:  Caremark Rx, CuraScript Pharmacy, Nova Factor, Option Care and Priority Healthcare.

Xolair generated approximately $188.5 million in U.S. sales in 2004, its first full year on the market, of which Tanox earned $13.3 million in net royalties (after payments to our former attorneys and after milestone and other credits). Broad insurance coverage for Xolair has been secured. The impact of the Medicare Modernization Act on Xolair is expected to be minimal given that Xolair has a small Medicare patient population.

Xolair has also been approved for marketing in Australia, Brazil, Canada, Guatemala, New Zealand and Venezuela. The European Agency for the Evaluation of Medicinal Products (EMEA) is currently reviewing the Xolair marketing application for Europe, and we expect that the EMEA will make a decision in mid-2005.

Drugs in Development

Xolair

Two clinical trials were initiated for Xolair in 2004 by our collaborators, Genentech and Novartis. In May 2004, Novartis began a Phase 3 clinical trial of Xolair in pediatric allergic asthma patients. The pediatric trial is designed as a 12-month randomized, double-blind, placebo-controlled, global study, which will enroll approximately 570 patients who are between 6 and 12 years old. The primary objective of the study is to evaluate the efficacy and safety of Xolair in children with moderate-to-severe, persistent and inadequately controlled allergic asthma. Asthma is the most common serious chronic disease of childhood, affecting nearly 5 million children in the U.S. Characterized by coughing, chest tightness, shortness of breath and wheezing, asthma is the cause of almost 3 million physician visits and 200,000 hospitalizations each year.

In July 2004, Genentech began a 38-week, multi-site, Phase 2 clinical trial of Xolair in patients suffering from allergy (immediate hypersensitivity) to peanuts. Approximately 150 patients, between 6 and 75 years old with established peanut allergy, will be randomized 2-to-1 to receive Xolair or placebo. The primary objective of the study is to assess the efficacy of Xolair in preventing peanut-induced allergic reactions in patients with peanut allergy. Peanut allergy affects approximately 1.5 million people in the U.S., 50 to 100 of whom die each year from unintended ingestion of foods containing peanuts or peanut derived ingredients. Current treatment is avoidance of peanuts and peanut oil, which is used in preparation of many food products. Complete avoidance requires constant vigilance and is difficult because prepared food labeling does not always identify peanut-derived ingredients. Accidental exposures can result in serious allergic reactions and sometimes death. Patients with severe peanut allergy take antihistamines to prevent reactions to accidental exposure and may require administration of epinephrine for severe anaphylactic reactions.

TNX-355

TNX-355 is a humanized, non-immunosuppressive anti-CD4 monoclonal antibody that we are developing for treatment of human immunodeficiency virus (HIV). TNX-355 is a first-in-class CD4 receptor antagonist and part of a new overall class of drugs known as viral entry inhibitors. HIV enters the host cell by binding to the CD4 receptors on the cells. In laboratory studies, TNX-355 binds to the CD4 receptor on the cell surface and prevents viral entry into the cell, thereby blocking cellular infection. Because it binds to a region of the CD4 molecule that is not involved with normal immune function, laboratory studies show that TNX-355 does not suppress immune function in monkeys nor in human blood cells. Results from Phase 1 studies, completed in 2003 and 2004, showed that TNX-355 was well tolerated and can cause a transient but clinically meaningful reduction in viral load in patients infected with HIV, lasting approximately 2 to 4 weeks with single-dose administration and 5 to 7 weeks in the multi-dose administration trial. TNX-355 received Fast Track status from the FDA in October 2003.

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

Development Status and Clinical Results.   In May 2004, the Company initiated a Phase 2 study with TNX-355. The Phase 2 study is a three-arm, double-blind, placebo-controlled study, which was fully enrolled as of the date of this report. All patients in the study are anti-retroviral therapy-experienced and are on optimized background therapy (OBT). The objective of the 48-week study is to evaluate the safety and pharmacological activity of TNX-355 in combination with OBT as assessed by viral load reduction. The primary endpoint for the Phase 2 trial is a significant reduction in viral load levels between either of the active arms versus the control arm (OBT alone) after 24 weeks. A significant viral load reduction is defined as > 0.5 log10. Secondary objectives of the study are:  a change in percentage and number of CD4 cell count from baseline; the proportion (or number) of subjects who achieve a reduction of 1.0 log10 HIV-1 RNA; the time to virologic failure; the extent of emergence of resistance; time to loss of virologic response; and Average Area Under the Curve Minus Baseline. We expect to report interim 24-week data from the clinical trial in the fourth quarter of 2005. We have exclusive worldwide rights to TNX-355 through a license from Biogen IDEC, Inc.

In an open-label, single-dose, dose-escalating Phase 1a safety study in 30 HIV-infected patients (J Infect Dis, 2004;189:286-291), TNX-355 demonstrated dose-responsive decreases in viral load, with greater than one log10 decreases in viral load observed at the 10 and 25 mg/kg dose. The drug was well tolerated in all dose groups (0.3 - 25 mg/kg). We have also completed a multiple-dose Phase 1b trial in 22 HIV-infected patients to further evaluate the drug’s safety and effectiveness in reducing HIV-1 viral load. The results were presented at the 11th Conference on Retroviruses and Opportunistic Infections in San Francisco on February 11, 2004. In this open-label trial, patients were on a failing HAART (highly active anti-retroviral therapy) regimen or on no other antiretroviral therapy and received one of three different regimens of TNX-355 (10 mg/kg weekly, 6 mg/kg biweekly after a 10 mg/kg loading dose, and 25 mg/kg biweekly) for 8 to 9 weeks. Transient, clinically important (≥ 0.5 - 1.7 log10) reductions in viral load were observed in all but one patient, and 64% of patients experienced at least a 1.0 log10 (90%) decrease in viral load. This study continued to demonstrate the tolerability and anti-retroviral activity of TNX-355 observed in the Phase 1a study. As has been seen with other anti-retroviral agents when tested as monotherapies (either as a single therapy or in combination with failing drug regimens), the viral load recovered despite continued administration of TNX-355, and an assessment of therapeutic potential requires evaluation of the drug in combination with other antiretroviral agents.

Our Research Programs

We are committed to identifying new drugs for treating inflammatory and infectious diseases and cancer. A cornerstone of our discovery effort is our monoclonal antibody development platform which is a semi-automated, high-throughput system that gives us the capability to identify and optimize individual monoclonal antibody leads in a 12-18 month timeframe. Monoclonal antibody candidates derived from mice are generally humanized to reduce the possibility of immunogenicity, which could lead to decreased activity and tolerability in patients. Additionally, fully human monoclonal antibody candidates are generated from phage libraries using technology licensed from Dyax Corp. (Dyax), a biotechnology company. Our antibodies are also optimized for affinity, effector function and circulating half-life to enhance their therapeutic potential.

Our monoclonal antibody therapeutics treat disease by altering the function of a specific disease-causing protein, called a drug target. There can be one or more targets for each disease, and some targets may be shared by more than one indication. We select drug targets that are well-established in the scientific community, as well as novel drug targets that are proprietary to Tanox. Identification of novel targets typically involves a range of technologies including genome-wide expression profiling, proteomics, bioinformatics and transgenic mouse technologies. Once a new target has been identified and its relevance to disease has been confirmed or validated, proprietary monoclonal antibody drug candidates are generated and selected based on their ability to precisely modulate target function. We have the following product candidates in preclinical development and research:

Investigational Product	Target	Proposed Indication	Status
TNX-650	Pro-Inflammatory Cytokine	Inflammatory Diseases	Preclinical
TNX-717	Pro-Apoptotic Factor	Osteoporosis	Research
TNX-558	Complement C5a	Inflammatory Diseases	Research
TNX-668	Pro-Inflammatory Cytokine	Systemic Lupus Erythematosus	Research
TNX-336	Co-Stimulatory Molecule	Autoimmune Diseases	Research

Therapeutic monoclonal antibody candidates for certain targets have been developed for the following indications:  an allergic mediator for allergic diseases, including the complement component C5a for various inflammatory indications; antagonists of two distinct pro-inflammatory cytokines for inflammatory disease and systemic lupus Erythematosus; a co-stimulatory molecule for autoimmune diseases, such as multiple sclerosis; and a proprietary cell signaling target (SARP2) for the treatment of diseases that result from reduced bone mineral density, such as osteoporosis. Initial validation of the latter target was accomplished in connection with the establishment of a cross-license agreement between Tanox and Wyeth, a US-based pharmaceutical and health care products company.

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

•       Royalties and Profit Sharing.   In the United States, we receive royalties on sales of Xolair and other collaboration products and will receive a share of Novartis’ profits on these sales. We also receive royalties on sales of Xolair and other collaboration products outside the U.S. We share equally with Novartis the net profits and net losses from sales of Xolair and other collaboration products in East Asia. Novartis profit-sharing and rest-of-world royalty payments will be net of certain other credits, which, at December 31, 2004, approximated $2.0 million. In addition, as a result of an adverse arbitration award, 10% of all royalties received by Tanox on sales of Xolair and certain other anti-IgE products will be payable to our former attorneys, up to a maximum of $300 million. We expect that the net amount Tanox will receive from Xolair sales, taking into account both the foregoing credit and the amount payable to our former attorneys will be in the range of 8% to 12% of the net sales depending on the sales level achieved and geographic distribution of the sales. Milestone and other credits caused the net amount that Tanox received from Xolair royalties to be below 8% of net sales in 2004.

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

In addition to the collaboration described above, we and Genentech are parties to a cross-license agreement under which each has an option to license the other party’s patents that are necessary for the manufacture, use or sale of certain anti-IgE antibodies. This option may be exercised at any time if either party chooses to independently develop a product that does not fall within the collaboration, if our collaboration with Novartis and Genentech terminates, or if we and Genentech mutually agree.

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

Other License Agreements

Biogen IDEC.   In 1998, we entered into an agreement to license from Biogen, Inc. (now Biogen IDEC, Inc.) its anti-CD4 monoclonal antibody and intellectual property on an exclusive worldwide basis with limited sublicensing rights. Biogen IDEC owns issued U.S., European, Canadian, Hong Kong and

Australian patents and has pending applications in Japan, which cover our TNX-355 product. We agreed to make royalty payments to Biogen IDEC based on annual net sales levels. In addition to royalty payments, we may make up to an aggregate of $1.4 million (which could be increased to an aggregate of $10.4 million in the event we merge or affiliate with a company of similar size to Biogen IDEC) in product license fees and development milestone payments under this agreement, of which we have paid $200,000. The license terminates on a country-by-country basis on the later of the expiration of 12 years following the first commercial product sale or the expiration or invalidity of applicable patents. The licensed patents expire in Europe in 2011 and in the United States in 2016, subject to extensions.

Wyeth.   In November 2003, we entered into cross license agreements with Wyeth Pharmaceuticals Division, a division of Wyeth, with respect to patent rights covering a new class of drugs for the treatment of osteoporosis. Under the agreements, Wyeth received a license under Tanox patents to develop a small molecule-based drug, and Tanox received a license under Wyeth’s patent applications to develop an antibody-based drug. The research is based on a proprietary target gene on which Tanox holds a patent. Under the cross-licensing agreements, Tanox may receive milestone and royalty payments with respect to Wyeth-developed products and may pay Wyeth milestones and royalties with respect to Tanox-developed products. In 2003, we received an upfront license payment of $1.0 million from Wyeth.

Dyax.   In November 2004, we entered into an agreement with Dyax Corp. (Dyax) to obtain a non-exclusive license to its proprietary antibody phage display libraries. We intend to utilize the Dyax libraries to identify fully human monoclonal antibodies that bind with high specificity and affinity to a number of our targets. Under the terms of the agreement, Dyax received an up front license fee of $900,000. Dyax is also entitled to annual technology license fees, clinical milestone payments, and royalties upon successful commercialization by Tanox of products based on antibodies identified from the Dyax libraries.

Patents and Proprietary Rights

Proprietary protection for our products, processes and know-how is important to our business. Our policy is to file patent applications to protect technology, inventions, and improvements that we consider important to the development of our business. We continually strive for technological innovations to develop and maintain our competitive position. We aggressively prosecute our patents and protect our proprietary technology to maintain our proprietary position. Our success depends in large part on our ability to obtain, protect and enforce commercially valuable patents.

We hold or have in-licensed a number of U.S. and foreign patents covering certain proprietary technology and products, with over 65 U.S. patents granted to date, as well as numerous patents granted in Europe, Canada, Japan, Australia, Singapore, Hong Kong, Korea and several other Asian countries. One of the key families of patents we hold relates to anti-IgE antibodies and their use in the treatment of allergy-related disease. These patents cover Xolair and are licensed to Genentech and Novartis under our three-party collaboration and to Novartis under the Amended and Restated Development and Licensing Agreement. The patents expire between 2009 and 2013, subject to potential patent term extension. In addition, we co-own other anti-IgE related patents with Novartis. We also have additional pending applications related to the treatment of IgE mediated disease.

Our portfolio also includes a family of patents that was in-licensed from Biogen IDEC related to anti-CD4 antibodies. These patents cover TNX-355, and the U.S. patent expires in 2016, subject to potential patent term extension as it applies to TNX-355. Foreign patents, including those in Europe, Canada, and Australia, will expire in 2011, subject to potential patent term extension. The application in Japan is still pending. We also have patents related to complement pathway inhibitors and apoptosis-regulating proteins, including Bak and SARP.

Our commercial success depends on our ability to operate without infringing the patents and other proprietary rights of third parties. In the event that our technologies may infringe patents or violate proprietary rights of third parties, we may be prevented from pursuing product development, manufacturing or commercialization in that field. Such a result may materially harm our business, financial condition and results of operations. If our antibody products or their commercial use or production meet all of the requirements of any of the claims of third-party patents, or patents that may issue from third-party patent applications, then we may need a license to one or more of these patents. We expect to seek to obtain licenses to such patents when, in our judgment, such licenses are needed. However, we cannot assure you that we will be able to obtain any such license on commercially favorable terms, if at all. If these licenses are not obtained, we might be prevented from using certain of our technologies for the generation of our recombinant antibody products.

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

In addition to patents, we rely on trade secrets and proprietary know-how. We seek protection in part through confidentially agreements. Our policy is to require all employees, consultants, advisors, outside scientific collaborations, sponsored researchers, and other advisors to execute confidentially agreements upon commencing a relationship with Tanox.

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

Before we may market a pharmaceutical product in the United States, the FDA requires us to complete a series of preclinical and human clinical tests. Other countries have similar regulations. Preclinical tests include laboratory evaluations of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies must be submitted to the FDA as part of the investigational new drug application (IND). Human clinical trials cannot begin until the FDA approves the IND application. Clinical testing involves a three-phase process. In Phase 1, a small number of patients or healthy volunteers are tested with the drug to assess its safety profile (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. In Phase 2, clinical trials are conducted with groups of patients afflicted with a specified disease in order to provide enough data to evaluate the preliminary efficacy, optimal dosage regimen and expanded evidence of safety. In Phase 3, the drug is tested in a large number of patients with a target disease to provide enough data to statistically evaluate the efficacy and safety of the product. We cannot assure you that we will successfully complete clinical testing of our products within any specified time period, if at all. The results of the preclinical and clinical testing of the product are then submitted to the FDA in the form of a biological license application (BLA) or new drug application (NDA), for marketing approval. In responding to a BLA or NDA, the FDA may grant marketing approval, request additional testing or information (either before or after approval) or deny the application if it determines that the application does not provide sufficient evidence of safety and efficacy for approval. We cannot assure you that FDA approval will be obtained on a timely basis, if at all, for any of our products.

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

The diseases that we have targeted, including asthma, allergy, inflammation, other diseases affecting the human immune system, infectious diseases and cancer are intensely competitive areas targeted by both pharmaceutical companies and other biotechnology companies, including Novartis and Genentech. All of these companies may have competitive products on the market, may be testing their products in clinical trials or may be focusing on product approaches that could prove to be superior to our approaches. For instance, we are aware that some of these companies, which may be our competitors, have filed applications for or have been issued patents and may obtain additional patent and proprietary rights relating to products or processes used in, necessary to, competitive with or otherwise related to, our products or processes. These patents include, among other items, patents relating to humanized monoclonal antibodies.

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

We are aware that several companies, including Novartis, have existing products that compete with Xolair, including corticosteriods, beta-agonists, antihistamines, leukotriene inhibitors, PDE4 inhibitors and allergen immunotherapy. In addition, several other companies have products in development that may compete with Xolair. These companies include, but are not limited to, Biogen IDEC (Anti-CD23), CellTech/Schering-Plough (Anti-IL5), GlaxoSmithKline (Anti-IL5), Protein Design Labs (Anti-IL2) and Genaera/MedImmune (Anti-IL9).

Our TNX-355 program will face competition from existing HIV therapies and particularly new viral entry inhibitors that target CCR5, CXCR4 and gp120 receptors, such as Fuzeon (Roche/Trimeris), PRO-542 and PRO-140 (Progenics), SCH-C and SCH-D (Schering-Plough), UK-427857 (Pfizer/Millenium), TAK-220 (Takeda), AMD070 (AnorMed) and 873140/ONO4128 (GlaxoSmithKline).

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

•       build or secure manufacturing capacity and manufacture efficiently;

•       enter into collaboration and licensing agreements on acceptable terms;

•       attract and retain qualified personnel;

•       build or obtain a sales organization; and

•       achieve profitable commercial production of our products.

Manufacturing

We have two manufacturing facilities, one owned in Houston, Texas and another leased in San Diego, California. Our Houston facility includes a 1,500L bioreactor system and purification suite and occupies approximately 14,000 square feet of space. We have produced multiple lots of products for use in our Phase 1 and Phase 2 clinical trials in this facility. On January 10, 2005, we assumed the lease on a GMP manufacturing facility in San Diego, California. The San Diego facility occupies approximately 76,000 square feet and includes two 2,750L bioreactor systems, purification and formulation suites, a small 500L clinical manufacturing suite, quality control laboratories, process development space and offices. We intend to use the San Diego facility for Phase 3 clinical manufacturing and potentially initial commercial product launch needs. Both the Houston and San Diego facilities are only capable of producing bulk products. We outsource fill and finish operations to contract manufacturing organizations.

Our current manufacturing facilities should provide adequate capacity for manufacturing our clinical trial materials for the foreseeable future. However, these facilities are not adequate for commercial scale manufacturing requirements. Should TNX-355 or any of our other products succeed in clinical development and gain marketing approval, we will need commercial scale manufacturing capacity. We will evaluate alternatives for securing commercial manufacturing capacity, including the possible construction of a commercial plant on our own or entering into a long-term contract manufacturing agreements with third parties.

Research and Development

Company sponsored research and development expenses were $27.2 million, $21.0 million and $22.7 million in 2004, 2003 and 2002, respectively. We expect that research and development expenses will increase as we seek to identify new product opportunities and expand development of our current and future product pipeline.

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

For financial information about geographic areas, please read Note 12 to our consolidated financial statements included in this Form 10-K.

Employees

At December 31, 2004, we had 127 full-time employees, all of which are based in the United States. We do not currently maintain key employee life insurance on any of our personnel.

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

•       difficulties in developing safe and effective drugs;

•       failure to achieve positive results in preclinical and toxicology studies in animals and clinical trials in humans;

•       failure to economically and timely manufacture sufficient amounts of our products for clinical trials and commercialization activities;

•       failure to receive, or delay in receiving, marketing approval for our products;

•       failure to successfully commercialize our products, including gaining market acceptance and achieving profitability in our operations;

•       our ability to manage relationships with collaboration partners;

•       our ability to obtain, maintain and successfully enforce patent and other proprietary rights protection of our products;

•       variability of royalty, license and other revenues;

•       our ability to use our manufacturing capacity and facilities costs effectively and in accordance with regulatory requirements;

•       our ability to enter into future collaboration agreements to support our research and development activities;

•       drug withdrawal from the market due to adverse reactions caused by the marketed drug;

•       our ability to secure licenses from third parties holding patents that may restrict the manufacture or marketing of our products;

•       competition and technological change;

•       existing and future regulations affecting our business, including the content, timing of submissions and decisions made by the FDA and other regulatory agencies;

•       governmental changes affecting medicare and the healthcare and pharmaceutical industries, including policies that affect coverage and levels of reimbursement for sales of our products; and

•       our ability to hire and retain experienced scientists and managers.

Factors that could cause our actual results to differ from those set forth in the forward-looking statements include those set forth below, as well as those discussed elsewhere in this Form 10-K.

Factors That May Affect Our Future Results

Regulatory Risks

Developing therapeutic monoclonal antibodies is expensive and highly uncertain. If our preclinical and/or clinical trial results are negative, we may be forced to stop developing products important to our future.

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

Products that appear promising in early phases of development may not be submitted for marketing approval for a number of reasons, including:

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

•       Inability to develop manufacturing methods that are efficient, cost-effective and capable of meeting stringent regulatory standards; and

•       Proprietary rights of third parties, which cover our products and for which we are not able to secure licenses on reasonable terms.

We may be unable to enroll sufficient patients in a timely manner in order to complete our clinical trials.

The speed with which we are able to enroll patients in clinical trials is an important factor in determining how quickly we may complete clinical trials and the cost of running those trials. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, perceived risks and benefits of the drug under study, whether the drug will continue to be made available to the patient following completion of the trial, and other ongoing trials directed at the same indication. We may target our clinical trial protocols at indications that have small patient populations, which may make it difficult for us to enroll enough patients to complete the trials.

Delays in patient enrollment in the trials will result in increased costs and program delays, which could slow down our product development and approval process, and could materially harm our business and results of operations.

If we do not receive and maintain regulatory approvals, we will not be able to market our products.

Our collaboration partners have secured approval to market Xolair in the United States, Australia, Brazil, Canada, Guatemala, New Zealand and Venezuela and submitted an application with the EMEA in June 2004 for approval to manufacture and market Xolair in Europe. We cannot assure you that the application will be accepted, or that Xolair will be timely approved, if at all, for sale in Europe. Failure to secure EMEA approval could have a negative future effect on our income from Xolair sales and on our results of operations.

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

Our products other than Xolair require significant additional laboratory development or clinical trials before they can be submitted for marketing approval. We have limited capacity to conduct and manage clinical trials and we rely on third parties, potentially including collaborative partners and contract research organizations, to assist us in these efforts. Our reliance on third parties may result in delays in completing, or failing to complete, clinical trials if our collaborators or contractors fail to perform under our agreements with them.

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

Legislative actions, potential new accounting pronouncements and higher insurance costs are likely to impact our future financial position or results of operations.

Future changes in financial accounting standards, including proposed changes in accounting for stock options, may cause adverse, unexpected fluctuations in the timing or the recognition of revenues or expenses and may effect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future and we may make changes in our accounting policies in the future. Compliance with changing regulation of corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules, are creating uncertainty for companies such as ours and insurance costs are increasing as a result of this uncertainty and other factors. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Risks Relating to our Industry, Business and Strategy

Our ability to become a profitable fully integrated biopharmaceutical company will depend on the continued commercial success of Xolair and on the success of TNX-355, which is still in development or our success in securing, developing and commercializing new clinical candidates. If we are unable to commercialize TNX-355 or experience significant delays in doing so, and if we are unable to secure new development candidates, our business may be harmed.

We anticipate that, in the near term, our ability to become profitable will depend on the success of our collaboration partners in generating significant levels of sales of Xolair. In the longer term, an important part of our strategy is to become a fully integrated biopharmaceutical company. Our ability to do so will depend on the successful development, approval and commercialization of TNX-355, our most advanced product candidate, or of potential new clinical stage drug candidates that we may develop or otherwise license or acquire.

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

In addition, if we do not achieve the clinical endpoints in our Phase 2 study of TNX-355, or if the results of the trial indicate that further development and assuming marketing approval, commercialization of TNX-355, would not be economically viable, we may determine to terminate development.

We may be unable to license or acquire suitable product candidates or products from third parties for a number of reasons. The licensing and acquisition of pharmaceutical products is highly competitive. A number of more established companies, including large pharmaceutical companies, are also pursuing strategies to license or acquire products in the fields in which we are interested. These established companies may have a competitive advantage over us due to their size, cash and other resources, and greater clinical development and commercialization capabilities and experience. Other factors that may prevent us from licensing or otherwise acquiring suitable product candidates include the following:

•       we may be unable to license or acquire the relevant technology on terms that would allow us to make an appropriate return from the product;

•       companies that perceive us to be their competitors may be unwilling to assign or license their product rights to us; or

•       we may be unable to identify suitable products or product candidates within our areas of expertise.

Even if we are successful in developing and securing marketing approval of TNX-355 or other in-licensed or acquired product candidates, we may be unable to successfully launch, market or otherwise commercialize the product.

If we are unable to develop suitable potential product candidates through internal research programs or by acquiring drugs or drug candidates from third parties, or if we are unable to successfully launch, market or commercialize the product(s) once approved for marketing, our goal of becoming a fully integrated biopharmaceutical company will not materialize, and our profit potential will be harmed.

Failure to secure future collaboration partners for our other products or failure by those partners to develop, manufacture, market or distribute those products, may delay or significantly impair our ability to generate revenues or profit.

We intend to rely on future collaboration partners to develop, manufacture, commercialize, market or distribute certain of our other products. Many of our competitors are similarly seeking to develop or expand their collaboration and license arrangements with pharmaceutical companies. The success of these efforts by our competitors could have an adverse impact on our ability to form future collaboration arrangements. The process of establishing collaborative relationships is difficult and time consuming and involves significant uncertainty. We cannot assure you that we will be able to negotiate acceptable collaboration agreements in the future. To the extent that we are unable to enter into future collaboration agreements, we would encounter increased capital requirements to undertake research, development and marketing at our own expense, and, in some cases, may have to discontinue development of one or more products. Assuming we are able to continue to develop certain products on our own, we may experience significant delays in introducing our product candidates or find that the absence of these collaboration agreements adversely affects our ability to manufacture or sell our product candidates, particularly outside the United States.

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

We face intense competition and rapid technological change that could result in products superior to the products we are developing.

The biotechnology and pharmaceutical industries are subject to rapid and significant technological change. We have numerous competitors in the United States and abroad, including, among others, major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. These competitors may develop technologies and products that are more effective or less costly than or otherwise preferable to any of our current or future products, and that could render our technologies and products obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, production and marketing capabilities than we do. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of pharmaceutical products and obtaining FDA and other regulatory approvals of products for use in health care. If we succeed in achieving commercial sales of our products, we also will be competing in commercial manufacturing efficiency and marketing capability, areas in which we have limited or no experience. Our competitors may obtain FDA approval for products sooner or be more successful in manufacturing and marketing their products than are we or our collaborators.

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

Failure to attract and retain key personnel and principal members of our scientific and management staff could materially harm our business.

Our success depends greatly on our ability to attract and retain qualified scientific, manufacturing, clinical and other technical personnel, as well as to retain the services of our existing technical management staff. To pursue our research and development programs and product development plans, we will be required to hire additional qualified clinical, scientific, manufacturing and other technical personnel. There is intense competition for qualified staff, and we cannot assure you that we will be able to attract and retain the necessary qualified staff to develop our business. The failure to attract and retain these key personnel and management staff, or the loss of any of our current management team and our inability to replace him or her on a timely basis, could materially harm our business and financial condition.

We may be subject to product liability claims, and our insurance coverage may not be adequate to cover these claims.

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

Risks Associated with Manufacturing and Marketing

Our revenues are dependent on sales of Xolair. Failure to receive market acceptance for and successfully commercialize Xolair would have a significant adverse effect on us.

Our results of operations and future prospects are highly dependent on increasing the sales of our only commercial product, Xolair. Our revenues in 2004 consisted largely of revenue from product sales of Xolair, and we expect that revenues from sales of Xolair will constitute a larger percentage of our revenue in the next several years. Even though the FDA approved Xolair and initial insurance and Medicare/Medicaid coverage is encouraging, we cannot be certain that physicians and patients will continue to widely accept Xolair as a treatment for its approved indication in the United States or in any foreign markets. A number of factors may affect the rate and level of Xolair’s market acceptance, including:

•       the effectiveness of Novartis’ and Genentech’s sales and marketing efforts;

•       the perception by physicians and other members of the healthcare community of Xolair’s safety, efficacy and benefits compared to those of competing products or therapies;

•       the willingness of additional physicians to adopt a new asthma treatment regimen;

•       Xolair’s price relative to other products or competing treatments;

•       the availability of third-party reimbursement;

•       the ability to conduct the Phase 4 commitment studies and the impact of the study results on the labeling of Xolair;

•       regulatory developments related to manufacturing or using Xolair;

•       the results of product development efforts for new indications of Xolair, and the scope and timing of additional marketing approvals and favorable reimbursement programs for any such expanded use;

•       availability of sufficient commercial quantities of Xolair;

•       increased competition for Xolair from new or existing products, which may demonstrate better safety, efficacy or cost-effectiveness than Xolair; and

•       adverse side effects or unfavorable publicity concerning Xolair.

If the level of Xolair sales declines or fails to increase, our financial condition, results of operations and future potential would be significantly harmed.

We have limited experience in manufacturing and may encounter manufacturing problems or delays that could result in lost revenue or delayed clinical trials.

Tanox owns a manufacturing facility in Houston, Texas, and recently assumed the lease on a manufacturing facility in San Diego, California, which we intend to use to manufacture clinical trial materials and potentially initial commercial products.

To develop products, we require sufficient quantity and quality of manufactured product for clinical trials. Regulatory or technical manufacturing issues could delay clinical development of products. Any failure to produce these clinical requirements, either as a result of our inability to produce in accordance with cGMP or inadequate manufacturing capacity, can delay the commencement or continuation of our clinical trials.

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

Under our current collaboration agreement, Novartis and Genentech have exclusive marketing rights to Xolair and other collaboration anti-IgE products, and revenues we receive from Xolair will depend primarily on the efforts of our collaboration partners. However, commercialization rights may revert back to us if our collaborators terminate our relationship, and we currently have no sales, marketing or distribution capabilities. Furthermore, we intend to retain marketing rights, particularly in the United States and selected Asian countries, for other potential products that we can develop and sell effectively with a small, targeted sales force. If we elect to market products directly, we would require significant management resources and have to make significant additional expenditures to develop an internal marketing function and a sales force. We cannot assure you that we would be able to establish a successful sales force should we choose to do so.

Risks Related to Financial Results and Need for Financing

We have a history of net losses; we expect to continue to incur net losses and we may never achieve or maintain profitability.

We have incurred net losses since our inception. As of December 31, 2004, we had an accumulated deficit of approximately $93.8 million, including a net loss of approximately $10.3 million for the year ended December 31, 2004. Our losses have primarily been the result of costs incurred in our research and development programs and from our general and administrative costs.

We have funded our operations principally from licensing fees, royalty revenue and milestone payments under our current or former collaborations, as well as with proceeds from private placements and an initial public offering of our common stock. We expect to continue to incur substantial operating losses until such time, if ever, that we are able to generate sufficient revenue from milestone payments, royalties and profit-sharing payments on Xolair sales and, potentially, revenues from an additional product or products to cover our expenses.

Our ability to achieve and maintain long term profitability depends to a significant extent on the continued successful commercialization of Xolair, and also on our successfully completing preclinical and clinical trials, obtaining required regulatory approvals and successfully manufacturing and marketing our other current and future product candidates. We cannot assure you that we will be able to achieve any of the foregoing or that we will be profitable even if we successfully commercialize our products.

Failure by Novartis or Genentech to develop, manufacture, market or distribute Xolair would impair our ability to generate revenues.

Under the terms of our collaboration agreements, Novartis and Genentech are generally responsible for conducting clinical trials on, obtaining regulatory approval for, and manufacturing, marketing and distributing Xolair. Our ability to profit from the products covered by our collaboration agreements with Genentech and Novartis depends in large part on their performance. We cannot control the amount and timing of resources Novartis and Genentech will devote to any of our products. If Novartis or Genentech experiences manufacturing or distribution difficulties, does not actively market Xolair or other partnered anti-IgE products or does not otherwise perform under our collaboration agreements, our potential for revenue from those products will be dramatically reduced. Novartis and Genentech may terminate our collaboration agreements, and, in that event, we would experience increased capital requirements to undertake development and marketing at our expense. We cannot assure you that we would be able to manufacture, market and distribute Xolair or our other anti-IgE products on our own.

We may need additional financing, but our access to capital funding is uncertain, and issuance of additional common stock could dilute existing stockholders.

Our current and anticipated development projects require substantial additional capital. While we expect that our cash on hand, together with our revenue from Xolair, will fund our existing operations for the next four years, our future capital needs will depend on many factors, including the commercial success of Xolair, receiving royalty and milestone payments from our collaboration partners, making progress in our TNX-355 clinical trial, research and development activities and entering into additional collaboration agreements. Our capital requirements may also depend on the progress and level of costs associated with preclinical studies and clinical trials, the costs associated with acquisitions of new product candidates by licensing or otherwise, the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements and the cost of manufacturing scale-up and development of marketing activities, if undertaken by us. We do not have committed external sources of funding and we cannot assure you that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

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

We may raise additional funds by issuing additional stock, which would cause further dilution to our stockholders, and new investors could have rights superior to existing stockholders. If funding is insufficient at any time in the future, we may be unable to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures, and our business and financial condition may be harmed.

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

Our success depends in part on obtaining, maintaining and enforcing patents and maintaining trade secrets. While we file and prosecute patent applications to protect our inventions, our pending patent applications may not result in the issuance of valid patents and our issued patents may not provide competitive advantages. Also, our patents may not prevent others from developing competitive products using related or the same technology. We cannot assure you that pending patent applications developed by or licensed to us will result in patents being issued or that, if issued, the patents will give us an advantage over competitors with similar technology.

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

Our commercial success depends on our ability to operate without infringing the patents and other proprietary rights of third parties. Other companies, some of which may be our competitors, have filed applications for or have been issued patents, and may obtain additional patents and proprietary rights, relating to products or processes used in, necessary to, or otherwise related to our products and product candidates.

For example, we are aware of broad patents owned by others relating to the manufacture, use and sale of recombinant humanized antibodies. Many of our product candidates are genetically engineered recombinant humanized antibodies. If our antibody products or their commercial use or production meet all of the requirements of any of the claims of the aforementioned patents, or other third party patents or patent applications, then we may need a license to one or more of these patents. We expect to seek to obtain patent licenses when, in our judgment, such licenses are needed.  Even if we determine that a license is not necessary, a patent holder could disagree and sue us for damages and seek to prevent us from manufacturing, selling or developing our products. Legal disputes can be costly and time consuming to defend. If any patent holder successfully challenges our judgment that our products do not infringe their patents or that their patents are invalid, we could be required to pay costly damages or to obtain a license to sell or develop our drugs. If we determine that a license is required, there can be no assurance that we will be able to obtain the license on commercially reasonable terms, if at all. If we are unable to secure a required license, we might be prevented from using certain of our technologies for the generation and manufacture of our recombinant antibody products or from pursuing product development, manufacturing or commercialization in a particular field, and this may materially harm our business and financial prospects.

In addition to patents, we rely on trade secrets and proprietary know-how. We seek protection in part through confidentiality agreements. We cannot assure you, however, that these agreements will provide meaningful protection of our proprietary information or trade secrets in the event of an unauthorized use or disclosure or that our valuable trade secrets will not become known to, or independently developed, by our competitors.

Executive Officers of Tanox

Our executive officers and other key employees and their ages and positions with Tanox are:

Executive Officers:

Name	Age	Position
Nancy T. Chang, Ph.D.	55	President and Chief Executive Officer
Edward Hu, M.B.A.	42	Vice President of Operations
Matthew Moyle, Ph.D.	44	Vice President of Research
Gregory P. Guidroz, C.P.A.	52	Vice President of Finance
Katie-Pat Bowman, J.D.	50	Vice President, General Counsel and Secretary

Other Key Employees:

Name	Age	Position
Ashraf Hanna, Ph.D., M.D.	37	Vice President of Strategic Planning
Danong Chen, Ph.D., M.B.A.	44	Vice President of Corporate Development and Project Management
Hugo Santos	54	Vice President of Human Resources
Todd Winge	40	Senior Director of Manufacturing

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

Edward Hu, M.B.A., was promoted to Vice President of Operations in January 2005. From January 2004 until January 2005, Mr. Hu had served as Vice President—Financial Planning, Project & Portfolio Management., where he managed both internal and collaborative projects and oversaw the project portfolio review process. Mr. Hu had been Director of Finance from July 2002 to January 2004 and previously served as Associate Director of Financial Planning and Analysis from the time he joined Tanox in October 2000. From 1998 to 2000, he held the position of Manager of Financial Planning and Analysis with Biogen, Inc. (n/k/a Biogen IDEC, Inc.), where he managed the business planning of Biogen’s R&D and clinical operations, managed long range planning, and provided project planning and analysis support to key development project teams. From 1996 to 1998 he was a Senior Financial Analyst with Merck & Co., Inc. Mr. Hu received his MBA and completed his Ph.D. work, all but dissertation, in Biophysics and Biochemistry at Carnegie Mellon University.

Matthew Moyle, Ph.D., joined us as Vice President of Research in January 2001. Prior to that, he held various positions with Amgen, Inc., a biotechnology company, since October 1995, including most recently Department Head of Expression Profiling and Pharmacogenomics. From July 1991 to September 1995 he held senior research positions with Corvas, Inc. where he was involved in the discovery and development of two biological agents. While at Amgen and Corvas, Dr. Moyle was actively involved in recruiting scientists and establishing multi-disciplinary project teams. He also participated in licensing transactions. Dr. Moyle received both his Ph.D. and B.Sc. degrees in Biochemistry from the University of Toronto.

Gregory P. Guidroz, C.P.A., has served as our Vice President of Finance since July 2002. Prior to joining Tanox, Mr. Guidroz served as Chief Financial Officer for Integrated Diagnostic Centers, Inc., a diagnostic imaging center company, from July 1999 until July 2002. He was Co-Founder and Chief Financial Officer for NPPA of America, Inc., a multi-state provider of nurse practitioner and physician assistant services, from April 1998 until March 1999 when it was acquired. From June 1995 until March 1998, he was a Principal with Healthcare Solutions, Inc., a healthcare management consulting firm. From November 1975 until May 1995, Mr. Guidroz held Chief Financial Officer or Controller positions in various healthcare and software corporations. He began his career on the audit staff of Arthur Andersen after receiving a BBA from Lamar University. Mr. Guidroz was also a Partner with Tatum CFO Partners, LLP from July 1999 through April 2004.

Katie-Pat Bowman, J.D., has served as our Vice President, General Counsel and Secretary since July 2000. Prior to that she was Senior Corporate Counsel and Assistant Secretary for Lyondell Chemical Company from September 1999 until July 2000. She was Vice President and General Counsel for Daniel Industries Inc., a pipeline equipment manufacturer, from September 1997 until September 1999, when it was acquired by Emerson Electric Company. Prior to that, she practiced law with Houston-based law firms Haynes & Boone LLP and Fulbright & Jaworski, L.L.P. since 1987. Ms. Bowman, a CPA, practiced public accounting and worked in industry as an accountant from 1977 through 1987. She received both a Juris Doctorate and BBA from the University of Houston.

Ashraf Hanna, Ph.D., M.D., has served as Tanox’s Vice President of Strategic Planning since August 2002, a role in which he directs the development and assessment of the company’s corporate strategy. From August 2001 until July 2002, Dr. Hanna served as the Director of Strategic Planning. Prior to joining Tanox, from June 2000 to July 2001, Dr. Hanna completed his residency at Metrowest Medical Center and, from 1996 to 2000, attended medical school at the University of Massachusetts. From 1992 to 1996, Dr. Hanna served as engagement manager at McKinsey & Company, a consulting firm. Before that, Hanna worked as a research associate at Harvard Business School. Dr. Hanna obtained his Ph.D. in physics from Harvard University and attended Harvard Business School. He also obtained a doctor of medicine from the University of Massachusetts.

Danong Chen, Ph.D., M.B.A., was promoted to Vice President of Corporate Development and Project Management in January 2005. She is responsible for evaluating new product opportunities, potential merger and acquisition transactions and overseeing corporate projects. From January 2004 until January 2005, Dr. Chen served as Director of Corporate Development and, from March 2002 until December 2003, as Associate Director of Corporate Development. Prior to joining Tanox, Dr. Chen served as a manager in the healthcare practice of Arthur D. Little, Inc., a strategic consulting company, from 1999 to March 2002, where she managed and participated in projects ranging from benchmarking pharmaceutical research and development, evaluating contract manufacturing organizations to multinational product launch strategy. Dr. Chen received her Ph.D. in Neuroscience from Baylor College of Medicine.

Hugo Santos has been our Vice President of Human Resources since December 2004. Prior to joining Tanox, Mr. Santos was co-founder and Vice President of the Human Capital Practice for HR Drivers, a consulting firm in San Francisco, California, from November 2001 until December 2004 when the firm was sold. From October 2000 until November 2001, Mr. Santos served as Executive Vice President of Human Resources for JNI Corporation in San Diego, California, a designer and supplier of enterprise storage connectivity products. From November 1994 through October 2000, Mr. Santos was Vice President of Human Resources for Applied Biosystems Corporation in Foster City, California, a supplier of life science technology. For 10 years prior to that, Mr. Santos worked for National Semiconductor Corporation where he held a variety of Human Resources positions. He received his B. A. in labor relations from Pace University in New York.

Todd Winge joined Tanox as Senior Director, Manufacturing, in June 2004. From December 1999 to May 2004, he held various positions with Diosynth Biotechnology (formerly Covance Biotechnology Services, Inc.), a contract biotechnology manufacturing organization, including most recently Director of Fermentation, Cell Culture, Recovery and Refold Manufacturing. From September 1988 to December 1999, he held various positions in process development and cGMP clinical manufacturing at Scios, Inc. (formerly Cal Bio, Inc.), a Biotechnology company. Prior to that, he worked for Universal Bioventure, a contract manufacturing organization and division of Universal Foods, Inc. Mr. Winge received his B.S. in Biomedical Engineering from Marquette University.

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

Our scientific advisors are:

Name	Title and Affiliation
John Atkinson, M.D.	Professor of Molecular Microbiology, Department of Internal Medicine, Division of Rheumatology, Washington University School of Medicine
K. Frank Austen, M.D.*

Director, Inflammation and Allergic Diseases Research Section, Brigham and Women’s Hospital, Division of Rheumatology, Immunology and Allergy, AstraZeneca Professor of Respiratory and Inflammatory Diseases, Harvard Medical School

Yong-Jun Liu, M.D., Ph.D.	Chairman of Department of Immunology, Director of Center for Cancer Immunology Research, The University of Texas M.D. Anderson Cancer Center
Donald MacGlashan, Jr., M.D., Ph.D.	Professor of Medicine, Johns Hopkins Asthma and Allergy Center
Robert T. Schooley, M.D.	Professor of Medicine and Head, Division of Infectious Diseases, University of California, San Diego

*                    Chairman

ITEM 2. Properties

Our research and development, process development, administrative and pilot scale manufacturing activities are conducted out of two buildings, which we own, in Houston, Texas, having approximately 68,000 and 43,000 square feet. These facilities are suitably equipped, and we believe that they are adequate for our current and near term purposes. We also own approximately 28 acres of land adjacent to these facilities in Houston.

Effective January 10, 2005, we entered into a lease for a 76,000 square foot biologics manufacturing facility located in San Diego, California. We expect that this facility, which houses two 2,750 liter bioreactor systems, will be capable of manufacturing clinical supplies for Phase 3 studies and potentially supplies for initial commercial launch. We are currently in the process of re-commissioning the facility, which had been previously leased by Biogen IDEC. Our lease extends until October 2011, with two five-year extension options. While we believe that this facility will meet our immediate and near term needs, as our products continue to advance in development and to the extent that they are commercialized and we have retained manufacturing rights, we will likely require additional manufacturing capacity.

ITEM 3. Legal Proceedings

As of the date of this report, Tanox has no material pending legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of 2004.

PART II

ITEM 5. Market for the Company’s Common Equity and Related Stockholder Matters

Market Price and Dividends

Our common stock trades on The NASDAQ Stock Market under the symbol TNOX. The table below provides the high and low sales prices of our common stock for the periods indicated, as reported by the NASDAQ Stock Market.

	High	Low
Year Ended December 31, 2003:
First quarter	$12.95	$8.03
Second quarter	19.75	11.92
Third quarter	22.74	15.61
Fourth quarter	20.00	13.59
Year Ended December 31, 2004:
First quarter	$19.75	$14.02
Second quarter	19.07	15.31
Third quarter	18.34	13.25
Fourth quarter	18.19	13.69

On March 3, 2005, the last reported sale price of our common stock on the NASDAQ Stock Market was $11.00. As of March 3, 2005, there were 44,000,398 shares of common stock outstanding and 114 shareholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (or DTC). All of the shares of Common Stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and therefore considered to be held of record by Cede & Co. as one stockholder.

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

ITEM 6. Selected Financial Data

The information below was derived from the audited consolidated financial statements included in this report and in reports we have previously filed with the Securities and Exchange Commission (SEC). This information should be read together with those consolidated financial statements and the notes to the consolidated financial statements. These historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues	$20,506	$18,487	$560	$419	$12,748
Research and development	27,200	21,037	22,651	21,683	18,325
General and administrative	7,033	7,337	10,677	8,349	7,683
Restructuring charge	—	—	(268)	3,860	—
Total operating costs and expenses	34,233	28,374	33,060	33,892	26,008
Loss from operations	(13,727)	(9,887)	(32,500)	(33,473)	(13,260)
Other income, net	3,437	5,021	6,478	12,096	13,128
Loss before income taxes	(10,290)	(4,866)	(26,022)	(21,377)	(132)
Benefit (provision) of income taxes	—	228	—	—	(915)
Net loss	$(10,290)	$(4,638)	$(26,022)	$(21,377)	$(1,047)
Net loss per share—basic and diluted	$(0.23)	$(0.11)	$(0.59)	$(0.49)	$(0.03)
Shares used in computing loss per share—basic and diluted	44,020	43,979	43,911	44,010	40,258

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and investments(1)	202,511	$227,434	$227,990	$261,102	$275,921
Working capital	164,425	154,566	127,592	198,092	175,309
Total assets	238,553	251,856	251,211	277,534	290,978
Notes payable	5,000	15,000	15,000	10,000	10,000
Accumulated deficit	(93,835)	(83,545)	(78,907)	(52,885)	(31,508)
Total stockholders’ equity	224,198	222,657	225,516	256,441	272,774

(1)          Includes restricted cash and investments of $5,000, $15,967 and $14,441 in 2004, 2003 and 2002, respectively.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In 2004, we realized significant royalty revenue from sales of Xolair. Xolair generated approximately $188.5 million in U.S. sales in 2004 and is being distributed through five specialty pharmacies. It is currently labeled for treatment of adults and adolescents (12 years of age and above) with moderate-to-severe persistent asthma who have a positive skin test or in vitro reactivity to a perennial aeroallergen and whose symptoms are inadequately controlled with inhaled corticosteroids. Xolair has been shown to decrease the incidence of asthma exacerbations in these patients. Safety and efficacy have not been established in other allergic conditions. Clinical trials to test the safety and efficacy of Xolair to treat pediatric asthma patients and peanut allergy patients are under way.

In 2004, we recorded royalty revenue of $13.3 million from sales of Xolair. Under our collaboration agreements with Genentech and Novartis, we receive royalties on the net sales of Xolair and will share in Novartis’ net profits from sales of Xolair in the United States. Over the next several years, we expect our principal revenues will be royalties and profit-sharing payments relating to sales of Xolair. We have estimated that, after giving effect to payments to our former attorneys, the blended rate of our net royalty and profit sharing receipts will be in the range of 8% to 12% of net worldwide sales of Xolair.

During 2004, we initiated a Phase 2 clinical trial for our development product, TNX-355. Enrollment of this 48-week three-arm, double-blind, placebo-controlled study, was completed as of the date of this report. We expect to report interim 24-week data from the clinical trial in the fourth quarter of 2005 and have begun planning for a Phase 3 clinical trial of the product. We also advanced one investigational product, TNX-650, into preclinical development in 2004. We anticipate filing an Investigational New Drug application with the FDA for TNX-650 for the indication of inflammatory disease by late 2005. In addition, we accelerated the advancement of TNX-717 for osteoporosis through the research process by identifying a lead antibody. We are now in the process of humanizing the antibody and anticipate moving TNX-717 into preclinical proof-of-concept testing in 2005.

Our development pipeline has three additional investigational therapies in research, and we are evaluating several other compounds. During 2004, we also made a strategic decision to broaden our research focus to include oncology. We have in-house scientific expertise in oncology and one of our investigational therapies in research has potential as an oncology therapy. There is also significant potential for oncology research collaborations for us in Houston, with several Texas Medical Center institutions nearby.

Operationally, we significantly expanded our manufacturing capacity by agreeing in December 2004 to assume the long-term lease of a biologics manufacturing facility in San Diego, California. Biogen IDEC was the previous tenant under the lease, and we also agreed to acquire manufacturing equipment with a 5,500-liter production capacity in the facility from Biogen IDEC, together with documentation, for approximately $5.6 million. This transaction is an important step toward our achieving full integration. We expect the facility will enable us to manufacture clinical material for our current pipeline products and allow for the expansion of our pipeline through in-licensing or acquisition opportunities. It should also give us better control over producing multiple clinical drugs. The transaction, including assumption of the lease, closed in January 2005.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.

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

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 (Revised) “Share-Based Payment.”  The statement eliminates the ability to account for stock-based compensation using APB 25 and requires such transactions to be recognized as compensation expense in the statement of operations based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award. Tanox will adopt this statement on July 1, 2005 using a modified prospective application. As such, the compensation expense recognition provisions will apply to new awards and to any awards modified, repurchased or cancelled after the adoption date. Additionally, for any unvested awards outstanding at the adoption date, we will recognize compensation expense over the remaining vesting period.

We have begun but have not yet completed, evaluating the impact of adopting SFAS 123 (Revised) on our results of operations. We currently determine the fair value of stock-based compensation using a Black-Scholes option pricing model. In connection with evaluating the impact of adopting SFAS 123 (Revised), we are also considering the potential implementation of different valuation models to determine the fair value of stock-based compensation, although no decision has yet been made.

However, we believe the adoption of SFAS 123 (Revised) will have a material impact on our results of operations, regardless of the valuation technique used. If we were to continue to use a Black-Scholes option pricing model consistent with our current practice, the adoption of SFAS 123 (Revised) on July 1, 2005, using a modified prospective application, is expected to result in additional compensation expense of $4.0 to $5.0 million before income taxes for the year ended December 31, 2005.

Results of Operations

This discussion of our Results of Operations contains forward-looking statements regarding revenue, research and development expenses and general and administrative expenses. For a discussion of the risks and uncertainties associated with our forward looking projections, please see the “Factors That May Affect Our Future Results” section in this Form 10-K.

Years Ended December 31, 2004, 2003 and 2002

Total Revenues.   Revenues consist of the following:

	For the year ended December 31,
	2004	2003	2002
	(in thousands)
Development agreements and license fees, net of arbitration award in 2003	$3,725	$13,204	$560
Development agreements and license fees from related party	3,470	3,399	—
Royalties, net of arbitration award	13,240	1,878	—
Royalties from related party, net of arbitration award	71	6	—
Total Revenues	$20,506	$18,487	$560

Development agreement revenue includes reimbursement by Genentech and Novartis of selected clinical trial costs incurred for TNX-901. Current year development agreement revenue also includes $6.6 million received under the terms of the Tripartite Collaboration Agreement among Novartis, Genentech and Tanox dated February 25, 2004, representing reimbursement by Genentech and Novartis of a portion of the TNX-901 costs incurred by Tanox in previous years. Development agreement revenue for 2003 included $20.0 million in milestone revenue associated with the FDA approval of Xolair in June 2003 per our collaboration agreements with Novartis and Genentech. This revenue was reduced by $5.3 million which was paid to our former attorneys under the arbitration ruling. Royalty revenue of $13.3 million in 2004 and $1.9 million in 2003 from the sale of Xolair was net of $1.5 million in 2004 and $209,000 in 2003, due to our former attorneys under the arbitration award.

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

Our research and development activities can be divided into clinical stage programs, which currently include TNX-355 and TNX-901 (another anti-IgE antibody that had been studied in peanut allergy and for which a limited investigator-sponsored extension study is continuing), and research and preclinical stage programs, which include TNX-650, for inflammatory disease, TNX-717 for the treatment of osteoporosis, TNX-668 for systemic lupus Erythematosus, TNX-558 for inflammatory disease and other discovery and exploratory research projects. For the years ended December 31, 2004, 2003 and 2002, costs associated with research and development programs, including overhead allocation, approximated the following:

	For the year ended December 31,
	2004	2003	2002
	(in thousands)
Clinical stage programs	$18,698	$15,386	$17,306
Research and preclinical stage programs	8,502	5,651	5,345
Total research and development expenses	$27,200	$21,037	$22,651

Research and development expenses increased $6.2 million in 2004 from 2003 due to expenses associated with TNX-355 development activities and increased spending for preclinical stage programs. Research and development expenses decreased in 2003 compared to 2002 by $1.6 million. The decrease was primarily due to the winding down of TNX-901 development which was partially offset by increased TNX-355 development activities.

General and Administrative Expenses.   For the years ended December 31, 2004, 2003 and 2002, the cost associated with general and administrative activities approximate the following:

	For the year ended December 31,
	2004	2003	2002
	(in thousands)
General and administrative expenses	$7,033	$7,337	$10,677

General and administrative expenses for the years ended December 31, 2004 decreased $304,000 from 2003, while 2003 versus 2002 decreased by $3.3 million due to reduced litigation spending and reduced personnel related costs. This was partially offset by increased directors and officers’ insurance expense.

Restructuring Charge.   In June 2001, Tanox recorded a $3.9 million restructuring charge associated with the closure of the research operations of Tanox Pharma B.V. During 2002, the estimated cost to complete these activities was reduced by $268,000. Tanox completed the restructuring activities in April 2003.

Other Income (Expense).   For the years ended December 31, 2004, 2003 and 2002, other income (expense) approximated the following:

	For the year ended December 31,
	2004	2003	2002
	(in thousands)
Other Income (Expense)	$3,437	$5,021	$6,478

Other income has decreased during the last three years principally due to reduced interest income resulting from lower average interest rates and lower amounts available for investment. In 2003, other expense also includes a loss of $348,000 on the sale of assets associated with closing our Taiwan office in May 2003. In 2002, higher interest income was offset by a $784,000 other-than-temporary decline in the fair value of an available-for-sale investment.

Income Tax Benefit.   During the year ended December 31, 2003, we received a refund related to Alternative Minimum Taxes paid in 1996 and 1997 which we recorded as a credit (benefit) to our income tax provision. There was no provision for income taxes in 2004, 2003 or 2002, due to pre-tax losses of $10.3 million, $4.9 million and $26.0 million, respectively. These pre-tax losses generated a tax benefit, which was fully offset by an increase in Tanox’s valuation allowance.

Net Loss.   The net loss increased to $10.3 million in 2004 or $0.23 per share, as compared to $4.6 million or $0.11 per share in 2003 and decreased from $26.0 million or $0.59 per share in 2002.

Liquidity and Capital Resources

We have financed our operations since inception primarily through sales of equity securities, collaboration and grant revenues, interest income, equipment financing agreements and, beginning in 2003, royalty revenue related to sales of Xolair. During the year ended December 31, 2000, we sold 8,568,000 shares of common stock at $28.50 per share in an initial public offering and received net proceeds of $225.8 million.

Cash, cash equivalents and investments decreased by $24.9 million for the year ended December 31, 2004 to $202.5 million from $227.4 million at December 31, 2003. This decrease in funds was primarily due to funding operating activities and capital expenditures as well as the release from escrow of $9.7 million to our former attorneys, partially offset by royalty revenue and the $6.6 million in development revenue received under the terms of the three-party collaboration agreement with Genentech and Novartis as a reimbursement of a portion of TNX-901 development costs incurred in previous years.

Net cash used in operating activities was $17.0 million for the year ended December 31, 2004 compared to net cash provided by these activities of $349,000 for the year ended December 31, 2003. The 2004 use of cash was comprised mainly of a net loss of $10.3 million, an increase in receivables and other assets of $5.3 million and a decrease in current liabilities of $4.1 million, the majority of which was related to the release of escrowed funds to our former attorneys in connection with the accrued arbitration award. In 2003, cash provided by operating activities was comprised mainly of a net loss of $4.6 million and an increase in current liabilities of $3.5 million, related primarily to accrued litigation costs.

Net cash provided by investing activities was $292,000 for the year ended December 31, 2004 compared to $4.1 million for the year ended December 31, 2003. In 2004, restricted cash decreased by $5.5 million, due to the release of escrowed funds in connection with the accrued arbitration award. Additionally, investments, net of maturities and purchases, decreased by $3.7 million and $8.9 million was invested in property and equipment. For 2003, investments, net of maturities and purchases, decreased by $12.5 million. This was partially offset by an increase in restricted cash of $5.7 million due to the maturity of a restricted investment.

Net cash provided by financing activities was $551,000 for the year ended December 31, 2004 compared to $1.2 million for the same period in 2003. These inflows of cash resulted from stock option exercises.

Tanox entered into a manufacturing and supply agreement in July 2004 to have a third party manufacture and supply Tanox’s TNX-355 for Phase 3 clinical trials and potential product launch. Payments due to this third party under the agreement are based on the achievement of manufacturing deliverables and quantities to be manufactured based on the size of clinical trials. Under the terms of the agreement, if Tanox were to terminate the agreement before or upon completion of the technology transfer deliverable (Research Stage), it would be required to pay a cancellation fee equal to twenty-five percent of the un-invoiced portion of the remaining process development program balance, as defined in the agreement.

Tanox and the third party manufacturer began discussions in the fourth quarter of 2004 related to revisions to the agreement because we determined that we would produce TNX-355 for Phase 3 clinical trials in a manufacturing facility on which we assumed the lease in January 2005. In February 2005, a letter agreement with the third party manufacturer was reached to suspend all provisions of the agreement for a period to be determined by us, but not to exceed 30 months. We plan to resume production of TNX-355 under this agreement on or before August 30, 2007.

Under the terms of the letter agreement, Tanox will pay a total of $1.7 million of which $340,000 represents a cancellation fee and the remaining $1,360,000 may be credited against future work performed by the third party manufacturer, subject to certain limitations. We will also pay $275,000 for work performed by the third party manufacturer as of December 31, 2004. The total amount accrued as of December 31, 2004 related to this transaction was $615,000 as research and development expense.

We were engaged in litigation in connection with a fee dispute with the law firms that represented us in litigation with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. In 2003, an arbitration panel issued an award entitling the attorneys to receive (1) approximately $3.5 million, including interest, (2) payments ranging from 33 1/3% to 40% of the future milestone payments, in excess of the first $1 million, we would receive from Genentech following product approval, and (3) 10% of the royalties that we would receive on all sales of certain anti-IgE products, including Xolair. During the appeals process, we were required to place amounts in escrow to secure payment of the award, and had escrowed $9.7 million with the Harris County District Court as of December 31, 2003. These funds were released to the former attorneys in February 2004. The payment due to the attorneys in the amount of 10% of the royalties we receive on Xolair sales is required to be paid within 30 days of the end of each calendar quarter in which the royalty payments are received by Tanox.

On February 25, 2004, Tanox, Genentech and Novartis entered into a Tripartite Collaboration Agreement to settle all then outstanding litigation and arbitrations among the parties and to finalize the detailed terms of the three-party collaboration, begun in 1996, to develop and commercialize certain anti-IgE antibodies, including Xolair and TNX-901. Under the terms of the three-party collaboration agreement, Genentech and Novartis each reimbursed Tanox $3.3 million for a portion of its TNX-901 development costs, and Tanox relinquished any rights to manufacture Xolair and, in exchange, will receive payments tied to the quantity of Xolair produced.

Tanox and Novartis also entered into an Amended and Restated Development and Licensing Agreement in February 2004. From 1994 through 1998, Novartis advanced Tanox $10.0 million, pursuant to a loan agreement, to finance the construction of our pilot plant manufacturing facility. Under the terms of the Amended and Restated Development and Licensing Agreement, the principal and accrued interest of $10,742,000 were forgiven in full by Novartis and recorded by Tanox as a capital infusion since Novartis is a related party for accounting purposes.

In September 2002, we entered into a $16.0 million Revolving Line of Credit Note Agreement with a bank. Under the terms of the agreement, Tanox may secure advances up to the aggregate principal amount of $16.0 million, the proceeds of which can be used to finance the purchase of property, plant and equipment. The outstanding principal balance is payable in full on September 27, 2006, and advances bear interest at the lesser of the Prime Rate or LIBOR, the London Interbank Offered Rate, plus 1%. Accrued interest is payable on the last day of each month. As of December 31, 2004, we had borrowed $5.0 million under the Agreement.

During the year ended December 31, 2004, we invested approximately $8.9 million in equipment and facility improvements.

Pursuant to a Lease Assignment and Asset Purchase Agreement dated December 9, 2004, between Biogen IDEC and Tanox, on January 10, 2005, we acquired from Biogen IDEC certain manufacturing, process development and QA/QC equipment, related documentation and furniture and fixtures housed in a 76,000 square foot leased facility located in San Diego, California. We also agreed to assume the obligations of Biogen IDEC under the triple net lease for the facility, which extends until October 2011, with two five-year extension options. The lease payments for 2005 will be $3.8 million and will increase annually over the term of the lease, including extension periods, at a rate of approximately 4%. Upon closing of the transaction on January 10, 2005, we paid Biogen IDEC approximately $5.6 million for the assets. As partial consideration for Tanox’s agreement to the extension of the lease term to September 30, 2011 and assuming Tanox is not then in default under the lease agreement, Biogen IDEC agreed to make two payments to us, each in the amount of approximately $2.4 million, on September 30, 2007 and November 30, 2008. The total future lease obligation of Tanox for this lease assignment through 2011, net of the Biogen IDEC payments, should approximate $24.6 million.

The following table represents Tanox’s contractual obligations as of December 31, 2004:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating Leases*	$117	$79	$38	$—	$—
Notes Payable	5,000	—	5,000	—	—
Purchase obligations**	1,700	850	850	—	—
Total	$6,817	$929	$5,888	$—	$—

*                    This does not include the lease assignment and asset purchase dated December 9, 2004 between Biogen IDEC and Tanox signed on January 10, 2005 which will be a total commitment of $24.6 million through 2011.

**             Purchase obligations includes commitments related to manufacturing operations and $340,000 of this amount is included in research and development expenses and accrued liabilities at December 31, 2004.

Our current and anticipated development projects require substantial additional capital to complete. We do not expect to generate positive cash flow from operations until at least 2007 because we anticipate that the amount of cash we need to fund operations, including research and development, manufacturing and other costs, and for capital expenditures, will grow in the future as our projects move from research to clinical development to commercialization. We may make acquisitions of businesses or intellectual property assets and also expect that we will need to expand our clinical development, manufacturing capacity, facilities, business development and marketing activities to support the future development of our programs. Based on cash projections, we expect that cash on hand and revenue from operations will be sufficient to fund our existing operations for at least the next four years. However, our future capital needs will depend on many factors, including the continued successful commercialization of Xolair, progress in our research and development activities, commercialization activities, the costs and magnitude of product or technology acquisitions, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, establishing additional collaboration and licensing arrangements, potential merger and acquisition activities, and manufacturing scale-up costs and marketing activities, if we undertake those activities. Consequently, we may need to raise additional funds, and we may issue additional shares of common stock or other equity securities.

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

Interest Rate Risk.   Cash, cash equivalents and investments were approximately $202.5 million (including the restricted cash of $5.0 million) at December 31, 2004. These assets were primarily invested in investment grade corporate bonds and commercial paper with maturities of less than three years, which we have the ability and intent to hold to maturity. We do not invest in derivative securities. Although our portfolio is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would actually be recognized in earnings unless we sell the asset. In addition, our bank line of credit is based on a premium over LIBOR. As such, if general interest rates increase, our interest costs will increase.

ITEM 8. Financial Statements and Supplementary Data

Tanox, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Tanox, Inc.

We have audited the accompanying consolidated balance sheets of Tanox, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tanox, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tanox, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 31, 2004, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 5, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Tanox, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Tanox, Inc. (Tanox) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tanox’s management is responsible for maintaining effective internal control over financial reporting for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Tanox maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Tanox, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tanox, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2004 of Tanox, Inc. and our report dated March 5, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 5, 2005

TANOX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share data)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,284	$21,450
Restricted cash	5,000	10,536
Short-term investments, including restricted amounts of $5,431 in 2003	152,960	131,611
Interest receivable	2,149	3,002
Accounts receivable	6,049	1,706
Accounts receivable from related party	44	184
Prepaid expenses and other	2,294	276
Total current assets	173,780	168,765
LONG-TERM INVESTMENTS	39,267	63,837
PROPERTY, PLANT AND EQUIPMENT, NET	25,506	19,205
OTHER ASSETS	—	49
Total assets	$238,553	$251,856
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,399	$968
Accrued liabilities	6,092	3,390
Accrued arbitration award	864	9,841
Total current liabilities	9,355	14,199
LONG-TERM LIABILITIES:
Note payable to bank	5,000	5,000
Note payable to related party	—	10,000
Total long-term liabilities	5,000	15,000
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 44,531,998 and 44,470,446 shares issued in 2004 and 2003, respectively; 43,977,298 shares and 43,915,746 shares outstanding in 2004 and 2003, respectively	445	445
Additional paid-in capital	322,671	311,324
Treasury stock, at cost; 554,700 shares in 2004 and 2003	(6,261)	(6,261)
Accumulated other comprehensive income	1,178	694
Accumulated deficit	(93,835)	(83,545)
Total stockholders’ equity	224,198	222,657
Total liabilities and stockholders’ equity	$238,553	$251,856

The accompanying notes are an integral part of these consolidated financial statements.

TANOX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	For the Year Ended December 31,
	2004	2003	2002
REVENUES:
Development agreements and licensing fees, net of arbitration award in 2003	$3,725	$13,204	$560
Development agreement with related party	3,470	3,399	—
Royalties, net of arbitration award	13,240	1,878	—
Royalties from related party, net of arbitration award	71	6	—
Total revenues	20,506	18,487	560
OPERATING COSTS AND EXPENSES:
Research and development	27,200	21,037	22,651
General and administrative	7,033	7,337	10,677
Restructuring charge	—	—	(268)
Total operating costs and expenses	34,233	28,374	33,060
LOSS FROM OPERATIONS	(13,727)	(9,887)	(32,500)
OTHER INCOME (EXPENSES):
Interest income	3,754	5,959	7,865
Interest expense	(166)	(451)	(595)
Other, net	(151)	(487)	(792)
Total other income	3,437	5,021	6,478
LOSS BEFORE INCOME TAX BENEFIT	(10,290)	(4,866)	(26,022)
Income tax benefit	—	228	—
NET LOSS	$(10,290)	$(4,638)	$(26,022)
NET LOSS PER SHARE—Basic and diluted	$(0.23)	$(0.11)	$(0.59)
SHARES USED IN COMPUTING NET LOSS PER SHARE— Basic and diluted	44,020	43,979	43,911
COMPREHENSIVE LOSS:
Net loss	$(10,290)	$(4,638)	$(26,022)
Foreign currency translation adjustment	—	(168)	84
Unrealized gain on available-for-sale securities	484	694	—
TOTAL COMPREHENSIVE LOSS	$(9,806)	$(4,112)	$(25,938)

The accompanying notes are an integral part of these consolidated financial statements.

TANOX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands, except share data)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury	Deferred	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Stock	Compensation	Income	Deficit	Equity
BALANCES, December 31, 2001	44,156,601	$442	$309,892	$(1,009)	$(83)	$84	$(52,885)	$256,441
Exercise of stock options, net	145,040	1	371	—	—	—	—	372
Repurchase of 474,700 shares of common stock at cost	—	—	—	(5,252)	—	—	—	(5,252)
Amortization of deferred compensation related to stock options	—	—	—	—	83	—	—	83
Stock option compensation to non-employees	—	—	(190)	—	—	—	—	(190)
Foreign currency translation adjustment	—	—	—	—	—	84	—	84
Net loss	—	—	—	—	—	—	(26,022)	(26,022)
BALANCES, December 31, 2002	44,301,641	$443	$310,073	$(6,261)	$—	$168	$(78,907)	$225,516
Exercise of stock options, net	168,805	2	1,205	—	—	—	—	1,207
Stock option compensation to non-employees	—	—	46	—	—	—	—	46
Foreign currency translation adjustment	—	—	—	—	—	(168)	—	(168)
Unrealized gain on available-for-sale security	—	—	—	—	—	694	—	694
Net loss	—	—	—	—	—	—	(4,638)	(4,638)
BALANCES, December 31, 2003	44,470,446	$445	$311,324	$(6,261)	$—	$694	$(83,545)	$222,657
Exercise of stock options, net	61,552	—	551	—	—	—	—	551
Stock option compensation to non-employees	—	—	54	—	—	—	—	54
Unrealized gain on available-for-sale securities	—	—	—	—	—	484	—	484
Capital contribution from forgiveness of loan principal and interest by related party	—	—	10,742	—	—	—	—	10,742
Net loss	—	—	—	—	—	—	(10,290)	(10,290)
BALANCES, December 31, 2004	44,531,998	$445	$322,671	$(6,261)	$—	$1,178	$(93,835)	$224,198

The accompanying notes are an integral part of these consolidated financial statements

TANOX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2004	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,290)	$(4,638)	$(26,022)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities—
Depreciation and amortization	2,609	2,231	2,057
Impairment of available-for-sale investment	—	—	784
Restructuring charge	—	—	(268)
Compensation expense related to stock options	54	46	(107)
Loss on sale of equipment	39	399	—
Other, net	—	123	68
Changes in operating assets and liabilities—
Increase in receivables and other assets	(5,319)	(1,316)	(270)
(Decrease) increase in current liabilities	(4,102)	3,504	(129)
Net cash provided by (used in) operating activities	(17,009)	349	(23,887)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(249,139)	(171,237)	(161,011)
Maturities and sales of investments	252,844	183,710	72,231
Additions to property, plant and equipment	(8,949)	(2,638)	(9,657)
Decrease (increase) in restricted cash	5,536	(5,741)	(4,795)
Net cash provided by (used in) investing activities	292	4,094	(103,232)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	551	1,207	372
Advance on Line of Credit	—	—	5,000
Purchase of treasury stock	—	—	(5,252)
Net cash provided by financing activities	551	1,207	120
IMPACT OF EXCHANGE RATES ON CASH	—	(168)	84
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,166)	5,482	(126,915)
CASH AND CASH EQUIVALENTS, beginning of year	21,450	15,968	142,883
CASH AND CASH EQUIVALENTS, end of year	$5,284	$21,450	$15,968
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Capital contribution from forgiveness of note payable by a related party	10,000	—	—
Capital contribution from forgiveness of interest by a related party	742	—	—
Retirement of property and equipment	—	—	874
Unrealized gain on available-for-sale security	484	694	—
Cash paid during the year for interest	(127)	(115)	(36)
Cash received for Federal AMT refund	—	228	—

The accompanying notes are an integral part of these consolidated financial statements.

Tanox, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. ORGANIZATION AND BUSINESS

Tanox, Inc. (Tanox or the Company) is a biotechnology company specializing in the discovery and development of biotherapeutics based on monoclonal antibody technology. The Company develops innovative therapeutic agents for the treatment of immune-mediated diseases, inflammation, infectious diseases and cancer. Tanox was formerly known as Tanox Biosystems, Inc. and was incorporated as a Texas corporation on March 19, 1986. Tanox was reincorporated in January 2000 as a Delaware corporation.

Tanox entered into a development and licensing agreement with the predecessor to Novartis Pharma AG (Novartis) in May 1990, in which Tanox and Novartis agreed to jointly develop, produce and market certain products for IgE-mediated diseases, including asthma and allergy. Tanox received an initial milestone payment upon signing the agreement and has received additional milestone payments and reimbursement of designated expenses. Under separate agreements, Novartis purchased 6,373,732 shares of Tanox common stock and loaned Tanox $10.0 million for the construction of a pilot manufacturing facility. Under the terms of the Amended and Restated Development and Licensing Agreement, dated February 25, 2004, the principal and accrued interest on this loan were forgiven in full by Novartis and recorded by Tanox as a capital infusion. Because the shares owned by Novartis represent approximately 14.5% of Tanox’s outstanding common stock at December 31, 2004, Novartis is considered a related party in Tanox’s financial statements.

Tanox, Novartis and Genentech, Inc. (Genentech) entered into a binding agreement-in-principle (Three-Party Collaboration) in July 1996 to combine their existing anti-IgE antibody programs into a cooperative effort to develop and commercialize selected anti-IgE antibodies. Xolair, whose therapeutic effects have been validated in clinical trials in patients suffering from allergic asthma, hay fever and perennial allergic rhinitis, is Tanox’s most advanced product in development and is being developed under the Three-Party Collaboration. On June 20, 2003, Xolair was approved for treating adults and adolescents with moderate to severe persistent asthma by the Food and Drug Administration (FDA). Tanox receives royalty payments on net sales of Xolair pursuant to the Three-Party Collaboration, will participate in Novartis’ net profits on Xolair in the United States, will share net losses and net profits with Novartis on the development and commercialization of Xolair in certain far East countries and will receive milestone payments upon the occurrence of specified development and commercialization events. Tanox, Novartis and Genentech finalized the detailed terms of the Three-Party Collaboration agreements in February 2004.

Tanox engages in research and development activities which involve a high degree of risk and uncertainty. Tanox has not generated any revenues from product sales, only royalty and development revenue. The ability of Tanox to successfully develop, manufacture and market its products is dependent upon many factors. These factors could include, but are not limited to, the need for additional financing, the ability to maintain or obtain additional manufacturing capabilities and the ability to develop or obtain sales and marketing capabilities or collaborative arrangements. Additional factors could include uncertainties as to patents and proprietary technologies, efficacy and safety of its products, competition, governmental regulations and regulatory approval.

Tanox, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Tanox and its wholly owned subsidiaries, Tanox Pharma International, Inc., Tanox Pharma B.V., TanAsia Pharma, Ltd., and Tanox West, Inc. Intercompany transactions and balances are eliminated in consolidation. Tanox Pharma B.V. and TanAsia Pharma Ltd. ceased to be subsidiaries in 2003.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.

Revenue Recognition

Revenues from development agreements include payments for milestone achievements and sponsored research and development costs. Milestone payments are received under best efforts contracts and are not refundable. They are recognized as revenue when the milestones are achieved and there are no remaining performance obligations. Revenues for sponsored research and development are recognized as revenue as the Company completes its obligations related to such activities. Any revenue contingent upon future performance is deferred and recognized as the performance is completed. Royalty revenue results from our collaboration agreements with Genentech and Novartis and is recorded monthly based on contractual terms applied to reports provided by Genentech and Novartis. The Company receives a royalty on the net sales of Xolair in the United States and Europe and shares in the profits of Xolair sales by Novartis in the United States. Royalties are reconciled and adjusted if actual results differ from those previously reported to us. Revenues recognized are reduced by certain milestone and other credits and by certain amounts due to our former attorneys under an arbitration award.

Cash Equivalents, Short-term and Long-term Investments

Cash equivalents consist of highly-liquid investments with original maturities of three months or less. Management determines the appropriate classification of its cash equivalents, short-term investments and long-term investments at the time of purchase. Investments consist of investment grade corporate bonds, commercial paper, asset-backed securities, auction-rate securities and government agency securities with maturities of less than three years from the balance sheet date. Certain investments are classified as held-to-maturity and carried at amortized cost in the accompanying financial statements. The Company’s available-for-sale investments are stated at fair value based on the quoted market price of the investment. Unrealized gains and losses on available-for-sale investments are reported as other comprehensive income (loss), which is a separate component of stockholders’ equity. For the year ended December 31, 2004, the fair value of our available-for-sale investments increased by $484,000 and the increase was recorded as an unrealized gain and is included as a component of stockholders’ equity.

Tanox, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Restricted Cash and Investments

Tanox is required to maintain restricted cash or investments to collateralize borrowings under its Revolving Line of Credit Note Agreement. At December 31, 2004, Tanox had restricted cash of $5.0 million, and at December 31, 2003, Tanox had restricted cash and investments of $16.0 million.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash, cash equivalents and short-term investments, approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the Company’s debt obligations approximates fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash equivalents, investments in marketable securities and trade receivables. Cash equivalents and marketable securities consist of money market funds, taxable commercial paper, asset-backed securities, corporate bonds with high credit quality auction-rate securities and U.S. government agency obligations. All cash, cash equivalents and marketable securities are maintained with financial institutions that management believes are credit worthy. The Company’s investment policy, approved by the Board of Directors, limits the amount the Company may invest in any one type of investment, thereby reducing credit risk concentrations. Ninety nine percent and 90% of the Company’s receivables at December 31, 2004 and 2003 and 81% and 75% of its revenues for the years ended December 31, 2004 and 2003, respectively, are with Genentech, a large pharmaceutical company located in the United States. The Company has not experienced any significant credit losses to date and, at December 31, 2004, management believes that the Company has no significant concentrations of credit risk.

Property, Plant and Equipment

Property, plant and equipment is carried at cost and depreciated on a straight-line basis over the estimated useful economic lives of the assets or, in the case of leasehold improvements, over the shorter of the asset useful life or the remaining term of the lease. The estimated useful lives used in computing depreciation are:

Useful lives
Buildings and improvements	7 to 20 years
Laboratory and office equipment	3 to 7 years
Leasehold improvements	1 year
Furniture and fixtures	5 to 7 years

When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in other income (expenses). Maintenance and repair expenditures are charged to expense when incurred.

Tanox, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Property, plant and equipment balances at December 31, 2004 and 2003 are summarized below (in thousands):

Property, Plant and Equipment (at cost):	2004	2003
Land	$4,332	$4,332
Building and improvements	16,714	8,005
Laboratory and office equipment	14,858	12,505
Leasehold improvements	—	144
Furniture and fixtures	765	416
Construction in progress	1,415	4,012
	38,084	29,414
Less: Accumulated depreciation and amortization	(12,578)	(10,209)
Net property, plant and equipment	$25,506	$19,205

Impairment of Long-Lived Assets

Management periodically reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset is greater than its undiscounted future operating cash flow, an impairment loss would be recognized.

Research and Development

Research and development expenses consist of direct costs and indirect overhead costs, including facilities costs, salaries and related benefit costs and material and supply costs. Expenses also include upfront fees and milestones paid to licensors and collaborative partners. Such amounts are expensed as incurred. Research and development costs also include estimates for clinical trial costs, which are based on patient enrollment and clinical trial progress. Actual costs may differ from estimates.

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

The Company closed its office in Taiwan in May 2003 and dissolved TanAsia, Ltd., its Taiwan subsidiary, in 2003. In 2001, the Company closed its subsidiary in the Netherlands, Tanox Pharma B.V.,

Tanox, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

and in 2003 transferred its ownership in the subsidiary to a third party. As a result of the dissolution of these subsidiaries, a gain of $168,000, resulting from foreign currency transactions, was recorded in 2003.

Net Loss Per Share

SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted net loss per share (EPS). Basic EPS is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as basic EPS, except that diluted EPS reflects the potential dilution that would occur if outstanding options and warrants were exercised. Tanox incurred net losses for the years ended December 31, 2004, 2003 and 2002; therefore, all options outstanding for each of the years were excluded from the computation of diluted EPS because they would have been antidilutive.

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

Stock-Based Compensation

As further discussed in Note 10, Tanox has four stock-based compensation plans, which are accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.”  Under the intrinsic value method described in APB Opinion No. 25, no compensation expense is recognized if the exercise price of the employee stock option equals the market price of the underlying stock on the date of grant. Tanox recognized $54,000, $46,000 and ($107,000) of stock-based compensation during the years ended December 31, 2004, 2003 and 2002, respectively, which was related to Scientific Advisory Board Members and non-employee stock options .

Tanox, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Assuming the compensation cost for the stock option plans had been determined pursuant to the fair value method under SFAS No. 123 “Accounting for Stock Based Compensation,” Tanox’s pro forma net loss would have been as follows (in thousands, except per share data):

	Year ended December 31,
	2004	2003	2002
Net loss—
As reported	$(10,290)	$(4,638)	$(26,022)
Stock option compensation Expense	(5,282)	(4,847)	(4,745)
Pro forma net loss	$(15,572)	$(9,485)	$(30,767)
Loss per share—Basic and diluted
As reported	$(0.23)	$(0.11)	$(0.59)
Pro forma	$(0.35)	$(0.22)	$(0.70)

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 (Revised) “Share-Based Payment.”  The statement eliminates the ability to account for stock-based compensation using APB 25 and requires such transactions to be recognized as compensation expense in the statement of operations based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award. The Company will adopt this statement on July 1, 2005 using a modified prospective application. As such, the compensation expense recognition provisions will apply to new awards and to any awards modified, repurchased or cancelled after the adoption date. Additionally, for any unvested awards outstanding at the adoption date, the Company will recognize compensation expense over the remaining vesting period.

The Company has begun but has not yet completed, evaluating the impact of adopting SFAS 123 (Revised) on its results of operations. The Company currently determines the fair value of stock-based compensation using a Black-Scholes option pricing model. In connection with evaluating the impact of adopting SFAS 123 (Revised), the Company is also considering the potential implementation of different valuation models to determine the fair value of stock-based compensation, although no decision has yet been made.

However, the Company does believe the adoption of SFAS 123 (Revised) will have a material impact on its results of operations, regardless of the valuation technique used. If the Company were to continue to use a Black-Scholes option pricing model consistent with its current practice, the adoption of SFAS 123 (Revised) on July 1, 2005, using a modified prospective application, is expected to result in additional compensation expense of $4.0 to $5.0 million before income taxes for the year ended December 31, 2005.

Reclassification

Certain prior year balances have been reclassified in the financial statements for comparative purposes. The Company reclassified $24.9 million of auction rate securities from cash and cash equivalents to short-term investments and reclassified $5.0 million from held-to-maturity to available-for-sale based upon their stated maturity date for the year ended December 31, 2003.

Tanox, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

3. INVESTMENTS

Short-term and long-term investments at December 31, 2004 consist of the following (in thousands):

		Gross	Gross	Estimated
	Book	Unrealized	Unrealized	Fair
	Value	Gain	Loss	Value
Asset-backed Securities:
One year or less	$5,087	$—	(33)	$5,054
Greater than 1 year and less than 3 years	1,043	—	(4)	1,039
Certificates of Deposit:
Greater than 1 year and less than 3 years	3,000	—	(30)	2,970
Commercial Paper:
One year or less	8,967	—	(3)	8,964
Greater than 1 year and less than 3 years	2,015	—	(20)	1,995
Corporate Debt Securities:
One year or less	70,302	—	(287)	70,015
Greater than 1 year and less than 3 years	2,541	—	(15)	2,526
Euro Dollar Bonds:
One year or less	10,552	—	(48)	10,504
Greater than 1 year and less than 3 years	1,169	—	(17)	1,152
Municipal Bonds:
One year or less	2,925	—	(14)	2,911
Government/Agency Securities:
One year or less	17,407	—	(100)	17,307
Greater than 1 year and less than 3 years	29,500	—	(284)	29,216
Total Securities held to maturity	154,508	—	(855)	153,653
Available-for-sale investments*	36,541	1,178	—	37,719
Total short- and long-term investments at December 31, 2004	$191,049	$1,178	$(855)	$191,372

*                    For the year ended December 31, 2004, the fair value of our available-for-sale investments increased by $484,000 and an unrealized gain is included as a component of stockholders’ equity

Tanox, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Short-term and long-term investments at December 31, 2003 consist of the following (in thousands):

		Gross	Gross	Estimated
	Book	Unrealized	Unrealized	Fair
	Value	Gain	Loss	Value
Negotiable CD’s:
One year or less	$3,035	$17	—	$3,052
Asset-Backed Securities:
One year or less	3,936	6	—	3,942
Greater than 1 year and less than 3 years	2,166	—	(4)	2,162
Government/Agency Securities:
One year or less	53,006	30	—	53,036
Greater than 1 year and less than 3 years	2,000	4	—	2,004
Corporate Debt Securities:
One year or less	40,824	102	(5)	40,921
Greater than 1 year and less than 3 years	59,671	33	(86)	59,618
Total Securities held to maturity	164,638	192	(95)	164,735
Available-for-sale investments*	30,116	694	—	30,810
Total short- and long-term investments at December 31, 2003	$194,754	$886	$(95)	$195,545

*                    For the year ended December 31, 2003, the fair value of our available-for-sale investments increased by $694,000 and an unrealized gain is included as a component of stockholders’ equity.

4. REVENUES

Development Agreements and Licensing Fees.   Development agreement revenue includes reimbursement from Genentech and Novartis of selected current year clinical trial costs incurred for TNX-901. Development agreement revenue for 2004 also includes $6.6 million received under the terms of the Tripartite Collaboration Agreement among Novartis, Genentech and Tanox dated February 25, 2004, representing reimbursement by Genentech and Novartis of a portion of the TNX-901 development costs incurred by Tanox in previous years. Licensing fee revenue includes payments received in exchange for rights to license and sublicense Tanox’s technology or product rights.

Royalties.   Royalty revenue of $13.3 million and $1.9 million on the net sales of Xolair for the years ended December 31, 2004 and 2003, were calculated based on net sales reported to Tanox by Genentech and Novartis. Royalty revenue reflects credits for prior milestone payments made to Tanox and a one-time credit of $2.0 million in favor of Genentech when net annual sales of Xolair first exceeded $100.0 million during 2004. Royalty revenue is net of amounts which are payable by Tanox to its former attorneys (see Note 11. Commitments and Contingencies).

In the United States, Tanox receives royalties on sales of Xolair and other collaboration products and will receive a share of Novartis’ profits on these sales. The Company also receives royalties on sales of Xolair and other collaboration products outside the U.S. Tanox shares equally with Novartis the net profits and net losses from sales of Xolair and other collaboration products in East Asia. Novartis profit-sharing and rest-of-world royalty payments will be net of certain other credits, which, at December 31, 2004, approximated $2.0 million. In addition, as a result of an adverse arbitration award, 10% of all royalties received by Tanox on sales of Xolair and certain other anti-IgE products will be payable to its former

Tanox, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

attorneys, up to a maximum of $300 million. The Company expects that the net amount it will receive from Xolair sales, taking into account both the foregoing credit and the amount payable to its former attorneys will be in the range of 8% to 12% of the net sales depending on the sales level achieved and geographic distribution of the sales. Milestone and other credits caused the net amount that Tanox received from Xolair royalties to be below 8% of net sales in 2004.

5. COLLABORATION AND LICENSE AGREEMENTS

Genentech Inc. and Novartis Pharma, AG.   In 1990, Tanox entered into a Development and Licensing Agreement with Ciba Geigy, AG (now Novartis Pharma AG) to jointly develop anti-IgE antibodies to treat allergic diseases. In connection with the settlement of a lawsuit in 1996, Genentech joined the collaboration for the purpose of developing certain anti-IgE antibodies. Under the collaboration agreements we may receive up to an additional $25.0 million in Xolair-related milestone payments of which $7.2 million would be payable to the former attorneys and $2.5 million would be creditable against future royalty payments.

In the United States, Tanox receives royalties on sales of Xolair and other collaboration products and will receive a share of Novartis’ net profits on these sales. Tanox also receives royalties from Novartis on sales of Xolair in Europe and the rest of the world. Tanox shares equally with Novartis the net profits and the net losses from the development and commercialization of Xolair and other collaboration products in China, Hong Kong, Korea, Singapore and Taiwan. The royalty and profit-sharing payments to Tanox are reduced by certain milestone and other credits. In addition, 10% of all royalties received by Tanox from sales of Xolair and certain other collaboration products will be payable to Tanox’s former attorneys, up to a maximum of $300.0 million, as a result of the arbitration award (see Note 4. Revenues).

Novartis and Genentech are responsible for manufacturing Xolair and other selected anti-IgE products worldwide. In consideration for relinquishing any rights to manufacture up to 50% of the worldwide requirements of those products, Tanox will receive quarterly payments from Novartis or Genentech based on the quantity of product manufactured and vialed.

Biogen IDEC, Inc.   In 1998, Tanox entered into an agreement to license from Biogen, Inc. (now Biogen IDEC, Inc.) its anti-CD4 monoclonal antibody and intellectual property on an exclusive worldwide basis. Biogen IDEC owns issued U.S., European, Canadian and Australian patents and has pending applications in Japan, which cover our TNX-355 product. The Company paid Biogen IDEC a license fee and agreed to make additional development milestone payments and royalty payments to Biogen IDEC based on annual net sales revenue levels. If certain milestones are met, the Company may make up to an aggregate of $1.4 million (or $10.4 million in the event Tanox merges or affiliates with a company similar in size to Biogen) in product license fees and development milestone payments under this agreement, of which the Company has paid $200,000. The license terminates on a country-by-country basis on the later of the expiration of 12 years following the first commercial product sale or the expiration or invalidity of applicable patents.

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

Tanox, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

$4.0 million ($1.0 million per antibody), plus maintenance fees. In addition, the Company agreed to pay royalties on future sales if a product using the PDL technology is successfully commercialized. The Company has not exercised its option for any of the Company’s antibodies.

Wyeth.   In November 2003, the Company entered into cross licensing agreements with Wyeth Pharmaceuticals, a division of Wyeth, with respect to patent rights covering a new class of drugs for the treatment of osteoporosis and/or other non-oncologic bone-related diseases or disorders. Under the agreements, Wyeth received a license under Tanox patents to develop a small molecule-based drug, and Tanox received a license under Wyeth’s patent applications to develop an antibody-based drug. The research is based on a Tanox patented proprietary target gene. Tanox may receive milestone and royalty payments from Wyeth-developed products and may pay Wyeth milestones and royalties from Tanox-developed products. Tanox received an upfront license payment of $1.0 million from Wyeth in 2003.

Dyax Corp.   In November 2004, the Company entered into an agreement with Dyax Corp. (Dyax) to obtain a non-exclusive license to its proprietary antibody phage display libraries. Tanox intends to utilize the Dyax libraries to identify fully human monoclonal antibodies that bind with high specificity and affinity to a number of its targets. Under the terms of the agreement, Tanox paid Dyax an up front license fee of $900,000. Dyax is also entitled to annual technology license fees, clinical milestone payments, and royalties upon successful commercialization by Tanox of products based on antibodies identified from the Dyax libraries.

6. ACCRUED LIABILITIES

Accrued liabilities at December 31, 2004 and 2003, consist of the following (in thousands):

	2004	2003
Payroll	$1,230	$761
Vacation	410	290
Taxes	695	709
Legal and professional fees	470	394
Interest	—	693
Clinical trial costs	469	384
Contract cancellation fee and expenses	615	—
Commitment for production materials	1,935	—
Other	268	159
	$6,092	$3,390

7. NOTES PAYABLE

Note Payable to Bank.   Tanox borrowed $5.0 million in September 2002 from a bank under a $16.0 million Revolving Line of Credit Note Agreement (LOC Agreement). Under the term of the LOC Agreement, Tanox may secure advances up to the aggregate principal amount of $16.0 million, the proceeds of which can be used to finance the purchase of property, plant and equipment. The outstanding balance is payable in full on September 27, 2006, and advances bear interest at the lesser of the Prime Rate or LIBOR plus 1%, which at December 31, 2004 and 2003 was 3.50% and 2.25%, respectively. The Note is collateralized with cash and investments equal to or greater than 100% of the outstanding principal balance of the Note.

Tanox, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Note Payable to Related Party.   From 1994 through 1998, Novartis advanced Tanox $10.0 million, pursuant to a loan agreement, to finance the construction of our pilot plant manufacturing facility. Under the terms of the Amended and Restated Development and Licensing Agreement entered into between Tanox and Novartis Pharma A.G. in February 2004, the principal and accrued interest of $10,742,000 on this loan were forgiven in full by Novartis and recorded by Tanox as a capital infusion since Novartis is a related party for accounting purposes.

8. INCOME TAXES

Tanox’s pretax income (loss) consists of the following (in thousands):

	2004	2003	2002
U.S.	$(2,821)	$119	$(20,084)
Foreign	(7,469)	(4,985)	(5,938)
	$(10,290)	$(4,866)	$(26,022)

The components of the provision/(benefit) for income taxes are as follows (in thousands):

	2004	2003	2002
Current	$—	$(228)	$—
Deferred	—	—	—
	$—	$(228)	$—

For 2004, 2003 and 2002 the effective income tax provision varied from that computed at the statutory federal income tax rate of 35% primarily due to an increase in the valuation allowance and nondeductible foreign losses. Foreign pretax losses relate to Tanox wholly owned subsidiaries.

Significant components of Tanox’s deferred tax assets at December 31 are as follows (in thousands):

	2004	2003
Federal NOL carryforwards	$29,723	$28,191
In-process research and development	—	1,335
Foreign NOL carryforwards	8,849	6,235
Deferred compensation related to stock options	—	2,225
Research and development tax credit	4,009	3,561
Alternative minimum tax credit	20	20
Accruals not currently deductible	1,239	323
Capitalized research	875	875
Other, net	210	179
Total deferred tax assets	44,925	42,944
Differences in book and tax depreciation	(641)	(634)
Deferred tax valuation allowance	(44,284)	(42,310)
Net deferred taxes	$—	$—

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2004 and 2003, Tanox had federal regular tax NOL carryforwards and alternative minimum tax NOL carryforwards of approximately $84.9 million and $81.2 million, respectively, which will begin to expire in 2019. Tanox also had a foreign NOL carryforward of approximately $25.3 million which will be available to offset the separate company taxable income of certain foreign subsidiaries. Additionally, Tanox has an unused U.S. research and development tax credit carryforward at December 31, 2004, of approximately $4.0 million, which began to expire in 2002. Tanox also has alternative minimum tax credit carryforwards of approximately $20,000 as of December 31, 2004. As Tanox has incurred cumulative losses to date and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the net deferred tax asset at December 31, 2004 and 2003. Tanox’s valuation allowance increased to $44.4 million at December 31, 2004, an increase of $2.0 million, primarily due to Tanox’s increase in NOL carryforwards. Approximately $14.9 million of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred compensation expense.

9. LEASE OBLIGATIONS

Tanox leases equipment under non-cancelable operating leases. These leases expire at various dates through 2008. Future minimum lease obligations under non-cancelable leases at December 31, 2004, are as follows (in thousands):

Year ending December 31-

2005	$79
2006	30
2007	7
2008	1
2009 and thereafter	—
Total	$117

Tanox incurred rent expense of $171,000, $439,000 and $598,000 in 2004, 2003 and 2002, respectively. In 2002, Tanox purchased the 43,560 square feet research and pilot manufacturing facility it had previously leased in Houston, Texas and acquired a 68,000 square feet office and warehouse building adjacent to its existing facility, which now serves as a research lab and administrative office building. Tanox’s corporate administrative offices previously occupied approximately 13,100 square feet in Houston, Texas under a lease that expired on March 31, 2004.

10. CAPITAL STOCK

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

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Treasury Stock

In September 2001, the board of directors of Tanox authorized the repurchase, at management’s discretion, of up to $4.0 million of Tanox common stock. In June 2002, the board authorized the purchase of an additional $3.0 million pursuant to the stock repurchase program. As of December 31, 2004, the Company has purchased a total of 554,700 shares at an aggregate cost of $6.3 million. The average repurchased share price was $11.29.

Stock Options

In 1987, Tanox established the 1987 Stock Option Plan (the 1987 Plan) covering key employees, officers and directors of Tanox. Under the terms of the 1987 Plan, as amended, the number of shares of common stock eligible for issuance was 4,320,000. Options issued under the 1987 Plan were generally granted at a purchase price equal to the fair market value at the date of grant and are generally exercisable beginning two years after the date of grant for 40% of the shares, with the balance to become exercisable cumulatively in three installments of 20% each year thereafter. Options expire ten years after the date of grant. At December 31, 2004, options to purchase 302,660 shares of common stock were outstanding under the 1987 Plan. The 1987 Plan expired June 24, 1997, and no more shares may be granted under this plan.

Tanox established the 1997 Stock Plan (the 1997 Plan) in November 1997. Under the terms of the 1997 Plan, Tanox may grant options to purchase up to 8,000,000 shares of common stock to employees, directors, advisors and consultants. The 1997 Plan also provides for several types of grants including incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, stock purchases and performance units. Incentive stock options provide the right to purchase common stock at a price not less than 100% of the fair value of common stock on the date of the grant. Non-qualified stock options provide the right to purchase common stock at a price not less than 50% of the fair value of the common stock on the date of the grant. The options granted under the 1997 Plan generally expire ten years after date of grant and are generally completely exercisable five years after the grant date. At December 31, 2004, options to purchase 1,927,546 shares of common stock were outstanding under the 1997 Plan, and 5,651,526 shares were available for future grants. The 1997 Plan will expire on October 31, 2007.

In January 1992, Tanox established the 1992 Non-Employee Directors Stock Options Plan (the 1992 Directors Plan) and reserved 480,000 shares of common stock for issuance upon the exercise of options granted pursuant to the 1992 Directors Plan. Unless otherwise provided, options granted under the 1992 Directors Plan vested one-third annually from the date of grant. The exercise price of the options granted was determined by a committee appointed by Tanox’s board of directors. At December 31, 2004, options to purchase 30,000 shares of common stock were outstanding under the 1992 Directors Plan. The 1992 Directors Plan expired on January 10, 2002, and no more shares may be granted under this plan.

In February 2000, Tanox established the 2000 Non-Employee Directors’ Stock Option Plan (the 2000 Directors Plan) and reserved 500,000 shares of common stock for issuance under the plan. Under the

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

original Plan, non-employee directors joining the board after April 6, 2000, automatically received a stock option to purchase 15,000 shares upon initial election or appointment. Each such director also received a stock option to purchase an additional 5,000 shares upon their re-election to the board. The 2000 Directors Plan was amended in May 2001. To provide that non-employee directors joining the board after May 31, 2001, automatically receive an option to purchase an equivalent number of shares of common stock having a Black-Scholes model value of $200,000. Non-employee directors would also receive, immediately following any annual meeting of stockholders at which directors are elected (beginning with the 2002 annual meeting), an option to purchase an equivalent number of shares of common stock having a Black-Scholes model value of $80,000, provided that the director did not receive an initial grant under the plan within the prior six months. The 2000 Directors Plan was again amended in February 2004. Under the February 2004 amendment, the plan provides that non-employee directors receive, upon initial election to the Board, an option to acquire 20,000 shares of common stock. Following each annual meeting of stockholders at which directors are elected (beginning with the 2004 annual meeting), the non-employee directors continuing in office would receive options to acquire 10,000 shares of common stock. New directors who received their initial option grant within six months prior to the first annual meeting after their appointment would not be eligible for an option following such meeting. All grants under the 2000 Directors Plan have a term of ten years, are issued at fair market value and vest 1/36 per month from the date of grant over three years. At December 31, 2004, options to purchase 128,200 shares of common stock were outstanding under the 2000 Directors Plan, and 371,800 shares were available for future grants.

The following table summarizes stock option transactions since December 31, 2001:

	Number of		Weighted Average
	Shares	Exercise Price	Exercise Price
Outstanding, December 31, 2001	2,012,596	0.83 - 48.00	21.88
Granted	751,675	9.54 - 18.50	13.34
Exercised	(145,040)	0.83 - 12.50	2.38
Canceled	(541,472)	11.53 - 31.55	28.52
Outstanding, December 31, 2002	2,077,759	1.04 - 48.00	18.42
Granted	456,100	8.06 - 20.36	9.28
Exercised	(168,805)	1.04 - 17.52	7.15
Canceled	(315,542)	8.06 - 47.31	18.96
Outstanding, December 31, 2003	2,049,512	1.04 - 48.00	17.24
Granted	687,465	13.31 - 18.34	15.94
Exercised	(61,552)	1.04 - 17.52	9.00
Canceled	(287,019)	8.06 - 47.31	24.42
Outstanding, December 31, 2004	2,388,406	4.06 - 48.00	16.21
Exercisable, December 31, 2004	1,018,697	$4.06 - 48.00	$17.33

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about fixed-price stock options outstanding at December 31, 2004:

	Options Outstanding at			Options Exercisable at
	December 31, 2004			December 31, 2004
		Weighted		No. of
	No. of	Average	Weighted	Shares	Weighted
	Shares	Remaining	Average	Subject to	Average
	Subject to	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Prices	Options	Life (in Yrs)	Price	Options	Price
$ 1.04 - 4.80	8,000	4.1	$4.06	8,000	$4.06
$ 4.81 - 9.60	651,370	5.3	7.87	387,290	7.65
$ 9.61 - 14.40	636,701	7.4	13.52	239,276	13.23
$ 14.41 - 19.20	761,757	8.6	16.45	140,420	16.79
$ 19.21 - 24.00	24,378	1.3	19.32	18,391	19.32
$ 24.01 - 28.80	19,200	6.4	27.79	18,720	27.86
$ 28.81 - 38.40	200,000	6.0	36.73	138,000	36.80
$ 38.41 - 43.20	15,000	5.7	40.38	15,000	40.38
$ 43.21 - 48.00	72,000	5.6	47.96	53,600	47.96
	2,388,406	6.9	16.21	1,018,697	17.33

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

	2004	2003	2002
Expected dividend yield	—	—	—
Expected price volatility	69%	74%	80%
Risk-free interest rate	3.46%	2.54%	2.21%
Expected life of option	4 years	4 years	4 years
Expected turnover	8%	10%	7%

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The number and weighted average fair value of options granted in 2004, 2003 and 2002 is as follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Option exercise price equals fair market value	239,700	$15.82	432,100	$8.98	727,025	$13.26
Option exercise price greater than fair market value	447,765	$16.01	24,000	$14.63	7,500	$11.05
Option exercise price less than fair market value	—	$—	—	$—	17,150	$17.41

Reserved Shares

The Company has reserved shares of common stock for future issuance of stock options under plans, all of which have been approved by stockholders, as follows at December 31, 2004:

Outstanding options	2,388,406
Reserved for future grants	6,023,326
8,411,732

11. COMMITMENTS AND CONTINGENCIES

Tanox had been engaged in litigation in connection with a fee dispute with the law firms that represented the Company in litigation with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award entitling the attorneys to receive (1) approximately $3.5 million, including interest, (2) payments ranging from 33 1/3% to 40% of the future milestone payments, in excess of the first $1 million, Tanox would receive from Genentech following product approval and (3) 10% of the royalties that Tanox would receive on sales of certain anti-IgE products, including Xolair. The 10% of royalties received by Tanox is required to be paid to the attorneys within 30 days of the end of the calendar quarter in which the royalty payments are received by Tanox. At December 31, 2004, Tanox had an accrued liability of $864,000 with respect to amounts that would be payable to the attorneys on royalties or received or receivable by Tanox on net sales of Xolair.

From time to time Tanox is a defendant in other lawsuits incidental to its business. Management believes that the outcome of these lawsuits will not be material to Tanox’s financial statements.

401(k) Plan

Effective January 1, 1992, Tanox adopted a qualified retirement plan (the 401(k) Plan) covering all of Tanox’s U.S. employees who are at least 21 years of age and have completed at least 90 days of service with Tanox. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions by Tanox on behalf of all participants in the 401(k) Plan. Tanox’s matching contributions to the 401(k) Plan totaled approximately $389,000, $331,000 and $337,000 in 2004, 2003 and 2002, respectively.

Tanox, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

12. GEOGRAPHIC AREAS

Tanox operates in a single business segment. Tanox’s operations by geographic area for the years ended December 31, 2004, 2003 and 2002, are presented below (in thousands):

	Total Revenues	Net Loss	Identifiable Assets
Year Ended December 31, 2004—
Americas	$20,435	$(10,290)	$238,553
Europe	71	—	—
Asia	—	—	—
Interarea eliminations	—	—	—
	$20,506	$(10,290)	$238,553
Year Ended December 31, 2003—
Americas	$18,481	$(4,333)	$251,856
Europe	6	—	—
Asia	—	(305)	—
Interarea eliminations	—	—	—
	$18,487	$(4,638)	$251,856
Year Ended December 31, 2002—
Americas	$560	$(25,723)	$262,134
Europe	—	(23)	553
Asia	—	(276)	672
Interarea eliminations	—	—	(12,148)
	$560	$(26,022)	$251,211

See note 2 for disclosure of major customers that derive greater than 10% of total revenue.

13. QUARTERLY FINANCIAL DATA (Unaudited) (in thousands except per share data)

	Three Months Ended
2004	March 31	June 30	September 30	December 31
Revenues	$8,994	$3,458	$2,466	$5,588
Income (loss) from operations	1,770	(4,904)	(5,795)	(4,798)
Net income (loss)	2,590	(4,124)	(4,913)	(3,843)
Net income (loss) per share:
Basic	0.06	(0.09)	(0.11)	(0.09)
Diluted	0.06	(0.09)	(0.11)	(0.09)

	Three Months Ended
2003	March 31	June 30	September 30	December 31
Revenues	$5	$14,773	$899	$2,810
Income (loss) from operations	(7,812)	7,507	(5,579)	(4,003)
Net income (loss)	(6,349)	8,921	(4,361)	(2,849)
Net income (loss) per share:
Basic	(0.14)	0.20	(0.10)	(0.07)
Diluted	(0.14)	0.20	(0.10)	(0.07)

Tanox, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

14. SUBSEQUENT EVENTS (Unaudited)

Lease assignment and asset purchase

Pursuant to a Lease Assignment and Asset Purchase Agreement dated December 9, 2004, between Biogen IDEC and Tanox, Inc., and effective on January 10, 2005, Tanox acquired from Biogen IDEC certain assets such as manufacturing, process development and QA/QC equipment, related documentation and furniture and fixtures housed in a 76,000 square foot leased facility located in San Diego, California. Tanox also assumed the obligations of a triple net lease for the facility, which extends until October 2011, with two five-year extension options, which the Company considers an operating lease. Tanox paid approximately $5.6 million for the assets. As partial consideration for Tanox’s agreement to the extension of the lease term to September 30, 2011 and assuming Tanox is not then in default under the lease agreement, Biogen IDEC agreed to make two payments to Tanox, each in the amount of approximately $2.4 million, on September 30, 2007 and November 30, 2008. The total future lease payment obligation of Tanox for this lease assignment through 2011, net of the two payments from Biogen IDEC, is $24.6 million.

Letter Agreement

Tanox entered into a manufacturing and supply agreement in July 2004 to have a third party manufacture and supply Tanox’s TNX-355 for Phase 3 clinical trials and potential product launch. Payments due to this third party under the agreement are based on the achievement of manufacturing deliverables and quantities to be manufactured based on the size of clinical trials. Under the terms of the agreement, if Tanox were to terminate the agreement before or upon completion of the technology transfer deliverable (Research Stage), it would be required to pay a cancellation fee equal to twenty-five percent of the un-invoiced portion of the remaining process development program balance, as defined in the agreement.

Tanox and the third party manufacturer began discussions in the fourth quarter of 2004 related to revisions to the agreement because Tanox determined that it would produce TNX-355 for Phase 3 clinical trials in the San Diego manufacturing facility on which it assumed the lease in January 2005. In February 2005, a letter agreement with the third party manufacturer was reached to suspend all provisions of the agreement for a period to be determined by Tanox, but not to exceed 30 months. Tanox plans to resume production of TNX-355 under this agreement on or before August 30, 2007.

Under the terms of the letter agreement, Tanox will pay a total of $1.7 million of which $340,000 represents a cancellation fee and the remaining $1,360,000 may be credited against future work performed by the third party manufacturer, subject to certain limitations. Tanox will also pay $275,000 for work performed by the third party manufacturer as of December 31, 2004. The total amount accrued as of December 31, 2004 related to this transaction was $615,000 as research and development expense.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.   Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting.   Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm that audited our financial statements included in this annual report, as stated in their report which is included elsewhere herein.

Changes in Internal Control Over Financial Reporting.   There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information regarding directors that is required by this item is incorporated by reference from the discussion in the Proxy Statement captioned “Proposal 1—Election of Directors” and “Beneficial Ownership Table”. Information concerning our executive officers is set forth under Part I of this Form 10-K.

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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.	Index to Financial Statements
Report of Independent Auditors
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements
2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits.

3(i).1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.(1)
3(i).2	Certificate of Designations of Series A Junior Participating Preferred Stock(5)
3(ii).1	Bylaws of the Registrant, as currently in effect.(7)
4.1	Specimen of Common Stock Certificate, $.01 par value, of the Registrant.(1)
10.1	Form of Indemnification Agreement between the Registrant and its officers and directors.(1)(9)
10.2	1987 Stock Option Plan of the Registrant, as amended.(1)(9)
10.3	1992 Non-employee Directors Stock Option Plan of the Registrant.(1)(9)
10.4	1997 Stock Plan of the Registrant.(1)(9)
10.5	First Amendment to the Tanox, Inc. 1997 Stock Plan.(2)(9)
10.6	2000 Non-Employee Directors’ Stock Option Plan.(1)(9)
10.7	First Amendment to the 2000 Non-Employee Directors’ Stock Option Plan(3)(9)
10.8	Second Amendment to the 2000 Non-Employee Directors’ Stock Option Plan(9)
10.9	Form of Stock Option Agreement (Officer Versions).(9)
10.10	Form of Stock Option Agreement (Director Versions).(9)
10.11

Stock Purchase Agreement, dated July 14, 1987, by and among the Registrant   and Tse Wen Chang, Nancy T. Chang, Alafi Capital Company, Shireen Alafi, Joseph Heskel, Trustee for Christopher Alafi, and Invitron Corporation.(1)

10.12	License for Winter Patent, dated June 26, 1989, by and between Medical Research Council and the Registrant.(1)
10.13	Amendment to the License for Winter Patent, dated February 9, 1990, by and between Medical Research Council and the Registrant.(1)

10.14

Outline of Terms for Settlement of the Litigations Among Genentech, Inc., Genentech International, Ltd., the Registrant and Ciba-Geigy Limited Relating to Anti-IgE Inhibiting Monoclonal Antibodies, dated July 8, 1996.(1)

10.15	Settlement and Cross-Licensing Agreement, dated July 8, 1996, by and between the Registrant and Genentech, Inc. and Genentech International Limited.(1)
10.16	Amendment No. 1 to the Settlement and Cross-Licensing Agreement dated as of February 25, 2004, by and between Genentech, Inc. and the Registrant.(8)(10)
10.17	Settlement and Participation Agreement, dated July 8, 1996, by and between the Registrant and F. Hoffman-La Roche, Ltd., Hoffman-La Roche, Inc., Roche Holding Ltd. and Roche Holdings, Inc.(1)
10.18	Master Agreement, dated March 17, 2000, by and between the Registrant and Protein Design Labs, Inc.(1)
10.19

Rights Agreement dated as of July 27, 2001 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A the form of Rights Certificate and as Exhibit B the Summary of Rights to Purchase Common Stock.(4)

10.20	Credit Agreement dated September 27, 2002, by and between Wells Fargo Bank Texas, National Association and the Registrant.(6)
10.21	Tripartite Collaboration Agreement dated as of February 25, 2004, by and between Novartis Pharma AG, Genentech, Inc. and the Registrant.(8)(10)
10.22	Amended and Restated Development and Licensing Agreement dated as of February 25, 2004, by and between the Registrant and Novartis Pharma AG.(8)(10)
10.23	Ancillary Development and Licensing Agreement dated as of February 25, 2004, by and between the Registrant and Novartis Pharma AG.(8)(10)
10.24	Lease Assignment and Asset Purchase Agreement dated December 9, 2004, by and between the Registrant and Biogen IDEC, Inc.
10.25

Fourth Lease Amendment and Assignment Agreement dated December 9, 2004 by and between TSI, L.P., Biogen IDEC, Inc. and the Registrant, including the Lease Agreement dated July 9, 1992 by and between Torrey Sorrento, Inc. (TSI and n/k/a TSI, L.P.) and IDEC Pharmaceuticals Corporation (IDEC and n/k/a Biogen IDEC, Inc.), First Amendment to Lease Agreement dated November 9, 1992 by and between TSI and IDEC, Second Amendment to Lease Agreement dated December 30, 1994 by and between TSI and IDEC, and Third Lease Amendment Agreement dated April 22, 2004 by and between TSI, L.P. and Biogen IDEC, Inc.

21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vice President of Finance Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO and Vice President of Finance Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

        (7)        Filed as an exhibit to our Current Report on Form 8-K dated November 20, 2003.

        (8)        Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.

        (9)        Management contract or compensatory plan.

(10)        Certain information in this exhibit is subject to a request for confidential treatment. In accordance with Rule 24b-2 under the Exchange Act, this information has been redacted and provided separately to the Securities and Exchange Commission.

(b)	Reports on Form 8-K
Current Report on Form 8-K dated October 12, 2004, filed pursuant to Item 7.01 of the report and reporting sales of Xolair for the third quarter ended September 30, 2004, as reported by Genentech.

Current Report on Form 8-K dated October 15, 2004, filed pursuant to Item 7.01 of the report and reporting contract negotiations with Biogen IDEC to acquire manufacturing assets and assume the lease on a manufacturing facility in San Diego, California.

Current Report on Form 8-K dated December 15, 2004, filed pursuant to Item 1.01 of the report and reporting the entry into a Lease Assignment and Asset Purchase Agreement with Biogen IDEC.

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
Nancy T. Chang President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Nancy T. Chang	President, Chief Executive Officer	March 9, 2005
Nancy T. Chang
/s/ Gregory P. Guidroz	Vice President of Finance (Principal Financial and Accounting Officer)	March 9, 2005
Gregory P. Guidroz
/s/ Osama Mikhail	Chairman of the Board	March 9, 2005
Osama Mikhail
/s/ Tse Wen Chang	Director	March 9, 2005
Tse Wen Chang
/s/ William J. Jenkins	Director	March 9, 2005
William J. Jenkins
/s/ Heinz W. Bull	Director	March 9, 2005
Heinz W. Bull
/s/ Peter G. Traber	Director	March 9, 2005
Peter G. Traber