Form 10-Q
period 2005-03-31
TANOX INC
filed 2005-05-05
CIK 1099414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Number of shares of common shares outstanding at May 3, 2005: 44,817,998.

TANOX, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

TANOX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares and Per Share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,326	$5,284
Restricted cash	5,027	5,000
Short-term investments	136,661	152,960
Interest receivable	1,862	2,149
Accounts receivable	6,536	6,049
Accounts receivable from related party	47	44
Prepaid expenses and other	2,892	2,294

Total current assets	160,351	173,780
LONG-TERM INVESTMENTS	33,692	39,267
PROPERTY PLANT & EQUIPMENT, NET	29,694	25,506
OTHER ASSETS	2,016	—

TOTAL ASSETS	$225,753	$238,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,337	$2,399
Accrued liabilities	3,790	6,092
Accrued arbitration award	1,263	864

Total current liabilities	9,390	9,355

LONG –TERM LIABILITIES:
Note payable to bank	5,000	5,000

Total long-term liabilities	5,000	5,000

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 45,362,298 and 44,531,998 shares issued, and 44,807,598 and 43,977,298 shares outstanding in 2005 and 2004, respectively	454	445
Additional paid-in capital	330,630	322,671
Treasury stock, at cost; 554,700 shares in 2005 and 2004, respectively	(6,261)	(6,261)
Accumulated other comprehensive income	837	1,178
Accumulated deficit	(114,297)	(93,835)

Total stockholders’ equity	211,363	224,198

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$225,753	$238,553

See accompanying notes to condensed consolidated financial statements.

TANOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME (LOSS)

(Unaudited)

(In Thousands, Except Per Share data)

	Three Months Ended March 31,
	2005	2004
REVENUES:
Royalties, net of arbitration award	$5,875	$2,239
Royalties from related party, net of arbitration award	34	11
Development agreements and licensing fees	10	3,372
Development agreements from related party	9	3,372

Total revenues	5,928	8,994

OPERATING EXPENSES:
Research and development	11,740	5,528
Acquired in-process research and development	13,680	—
General and administrative	1,933	1,696

Total operating expenses	27,353	7,224

INCOME (LOSS) FROM OPERATIONS	(21,425)	1,770

OTHER INCOME (EXPENSES):
Interest income	1,034	965
Interest expense	(45)	(76)
Other, net	(26)	(69)

Total other income	963	820

NET INCOME (LOSS)	$(20,462)	$2,590

BASIC EARNINGS (LOSS) PER SHARE	$(0.46)	$0.06

DILUTED EARNINGS (LOSS) PER SHARE	$(0.46)	$0.06

SHARES USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
Basic	44,050	43,997

Diluted	44,050	44,487

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(20,462)	$2,590
Unrealized gain (loss) on available-for-sale investment	(341)	521

TOTAL COMPREHENSIVE INCOME (LOSS)	$(20,803)	$3,111

See accompanying notes to condensed consolidated financial statements.

TANOX, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(20,462)	$2,590
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	947	543
Acquired in-process research and development	13,680	—
Compensation expense related to stock options	15	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables and other assets	(2,817)	170
(Decrease) increase in current liabilities	35	(9,916)

Net cash used in operating activities	(8,602)	(6,613)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(5,135)	(4,675)
Cash paid for acquisition of in-process research and development	(6,000)	—
Purchases of investments	(47,792)	(114,296)
Maturities and sales of investments	69,325	115,431
Decrease (increase) in restricted cash	(27)	6,888
Loss on disposal of PP&E	—	27

Net cash provided by investing activities	10,371	3,375

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	273	168

Net cash provided by financing activities	273	168

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,042	(3,070)
CASH AND CASH EQUIVALENTS:
Beginning of period	5,284	21,450

End of period	$7,326	$18,380

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Capital contribution from forgiveness of note payable by a related party	—	10,000
Capital contribution from forgiveness of interest by a related party	—	742
Unrealized gain (loss) on available-for-sale security	(341)	521
Common stock issued for acquisition of in-process research and development	7,680	—

See accompanying notes to condensed consolidated financial statements.

TANOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(UNAUDITED)

1. Basis of Consolidation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of Tanox, Inc. and its wholly owned subsidiary (collectively the Company or Tanox). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal recurring nature. These condensed consolidated interim financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2005.

2. Reclassification

As of March 31, 2004, Tanox reclassified auction rate securities of $52.8 million from cash and cash equivalents to short-term investments. The accompanying consolidated statement of cash flows for the three months ended March 31, 2004 has been adjusted to reflect these reclassifications.

3. Revenues

Development Agreements and Licensing Fees. Development agreement revenue includes reimbursement from Genentech, Inc. and Novartis Pharma A.G. of selected current quarter clinical trial costs incurred for TNX-901. Licensing fee revenue includes payments received in exchange for rights to license and sublicense Tanox’s technology or product rights. No licensing fee revenue has been recorded in 2005.

Royalties. Royalty revenue of $5.9 million and $2.3 million on the net sales of Xolair® (omalizumab), for the three-month periods ended March 31, 2005 and 2004, respectively, were calculated based on net sales reported to Tanox by Genentech and Novartis. Royalty revenue is net of amounts which are payable by Tanox to its former attorneys (see Note 9. Commitments and Contingencies).

In the United States, Tanox receives royalties on sales of Xolair and other collaboration products and will receive a share of Novartis’ profits on these sales. The Company also receives royalties on sales of Xolair and other collaboration products outside the U.S. Tanox shares equally with Novartis the net profits and net losses from sales of Xolair and other collaboration products in East Asia. Novartis profit sharing and rest-of-world royalty payments will be net of certain other credits, which, at March 31, 2005, approximated $2.0 million. In addition, as a result of an adverse arbitration award, 10% of all royalties received by Tanox on sales of Xolair and certain other anti-IgE products will be payable to its former attorneys, up to a maximum of $300 million. The Company expects that the net amount it will receive from Xolair sales, taking into account both the foregoing credit and the amount payable to its former attorneys, will be in the range of 8% to 12% of net sales depending on the sales level achieved and geographic distribution of the sales.

4. Cash, Cash Equivalents, Short-term and Long-term Investments

Cash equivalents consist of highly-liquid investments with original maturities of three months or less. Management determines the appropriate classification of its cash equivalents, short-term investments and long-term investments at the time of purchase. Investments consist of investment grade corporate bonds, commercial paper, asset-backed securities, auction-rate securities and government agency securities with maturities of less than three years from the balance sheet date. Certain investments are classified as held-to-maturity and carried at amortized cost in the accompanying financial statements. The Company’s available-for-sale investments are stated at fair value based on the quoted market price of the investment. Unrealized gains and losses on available-for-sale investments are reported as other comprehensive income (loss), which is a separate component of stockholders’ equity. For the three months ended March 31, 2005, the fair value of Tanox’s available-for-sale investments decreased by $341,000 versus an increase in value of $521,000 for the three months ended March 31, 2004. The changes in fair value were recorded as an unrealized gain or loss and is included as a component of stockholders’ equity.

Tanox’s net carrying value of cash and cash equivalents (including restricted cash) at March 31, 2005 and December 31, 2004, was $12.4 million and $10.3 million, respectively.

Investments consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Held-to-maturity investments – short-term	$114,033	$115,241
Available-for-sale investments	22,628	37,719

Total short-term investments	136,661	152,960

Held-to-maturity investments – long-term	33,692	39,267

	$170,353	$192,227

The fair value of these investments at March 31, 2005 and December 31, 2004, was $169.4 million and $191.4 million, respectively.

5. Acquisitions

Manufacturing Assets and Long-term Lease

Pursuant to a Lease Assignment and Asset Purchase Agreement dated December 9, 2004, between Biogen IDEC, Inc. and Tanox, on January 10, 2005, Tanox acquired from Biogen IDEC certain manufacturing, process development and QC equipment, related documentation and furniture and fixtures housed in a 76,000 square foot leased facility located in San Diego, California. Tanox also agreed to assume the obligations of Biogen IDEC under the triple net lease for the facility, which extends until October 2011, with two five-year extension options. The lease payments for 2005 will be approximately $3.8 million and will increase annually over the term of the lease, including extension periods, at a rate of approximately 4%. As partial consideration for Tanox’s agreement to the extension of the lease term to September 30, 2011, and assuming Tanox is not then in default under the lease agreement, Biogen IDEC agreed to make two payments to Tanox, each in the amount of approximately $2.4 million, on September 30, 2007 and November 30, 2008. We expect the total future lease obligation of Tanox for this lease assignment through 2011, net of the Biogen IDEC payments, will be approximately $24.6 million. The Company paid Biogen IDEC approximately $5.6 million for the assets. The Company is in the process of finalizing the purchase price allocation of the acquired assets. Our preliminary allocation consists of approximately $4.1 million, classified as property, plant and equipment and the balance of $1.5 million, the cost of the documentation related to the purchased manufacturing equipment, classified as an other asset. The Company does not anticipate that the final purchase price allocation will have a material impact on operating results in future periods.

Anti-Tissue Factor Program

On March 31, 2005, the Company acquired a tissue factor antagonist program for the potential treatment of inflammatory disease and cancer from Sunol Molecular Corp. In consideration for the tissue factor antagonist program, the Company issued an aggregate of 800,000 shares of its common stock and paid $6.0 million in cash to Sunol. Of the shares issued, 275,000 shares issued will be held in escrow for up to three years after closing to secure indemnification obligations under the Asset Purchase Agreement. As part of the program, the Company received all tissue factor antagonist assets of Sunol, including anti-tissue factor monoclonal antibodies and related technologies and intellectual property, as well as non-exclusive rights to certain technologies and related intellectual property for protein and antibody expression. Based upon the closing price of the Company’s common stock on March 31, 2005, the fair value of the acquired assets was $13.7 million, including the $6 million paid in cash. As of the acquisition date, the acquired program was still in early development stage, had not reached technological feasibility and had no alternative future use. Accordingly, the Company recorded $13.7 million as an acquired in-process research and development expense.

6. Line of Credit Note

Tanox borrowed $5.0 million in September 2002 from a bank under a $16.0 million Revolving Line of Credit Note Agreement. Under the terms of the Agreement, Tanox may secure advances up to the aggregate principal amount of $16.0 million, the proceeds of which can be used to finance the purchase of property, plant and equipment. The outstanding balance is payable in full on September 27, 2006, and advances bear interest at the lesser of the Prime Rate or LIBOR plus 1%, which at March 31, 2005 was 3.875%. The Note is collateralized with cash and investments equal to or greater than 100% of the outstanding principal balance of the Note.

7. Earnings (Loss) per Share

The following is a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2005 (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Basic earnings (loss) per share	$(0.46)	$0.06

Average shares outstanding – basic	44,050	43,997
Potential shares exercisable under stock option plans	—	490

Adjusted average shares outstanding – diluted	44,050	44,487

Diluted earnings (loss) per share	$(0.46)	$0.06

Diluted earnings per share for the three months ended March 31, 2004, excluded 762,000 shares related to stock options. The exercise price of these options was greater than the average market price for these shares, therefore the effect would have been antidilutive. Tanox incurred a net loss for the three months ended March 31, 2005, therefore, all options outstanding for this period were excluded from the computation of diluted earnings per share because they would have been antidilutive.

8. Stock-Based Compensation

Tanox has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”) effective December 2002. SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, with regard to the measurement of compensation cost for options granted under our stock-based compensation plans. Under the intrinsic value method described in APB Option No. 25, no compensation expense is recognized if the exercise price of the employee stock option equals the market price of the underlying stock on the date of the grant. For the three months ended March 31, 2005 and 2004, no compensation expense was recorded.

Assuming the compensation cost for the stock option plans had been determined pursuant to the fair value method under SFAS No. 123, Tanox’s pro forma net income (loss) would have been as follows (in thousands, except per share data):

	Three Months ended March 31,
	2005	2004
Net income (loss) -
As reported	$(20,462)	$2,590
Stock option compensation expense if the fair value method had been applied	(2,064)	(2,303)

Pro forma net income (loss)	$(22,526)	$287

Earnings (loss) per share - Basic
As reported	$(0.46)	$0.06
Pro forma	$(0.51)	$0.01
Earnings (loss) per share - Diluted
As reported	$(0.46)	$0.06
Pro forma	$(0.51)	$0.01

9. Commitments and Contingencies

Tanox had been engaged in litigation in connection with a fee dispute with the law firms that represented the Company in litigation with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award entitling the attorneys to receive (i) approximately $3.5 million, including interest, (ii) payments ranging from 33-1/3% to 40% of the future milestone payments, in excess of the first $1 million, Tanox would receive from Genentech following product approval, and (iii) 10% of the royalties that Tanox would receive on all sales of certain anti-IgE products, including Xolair. The 10% of royalties received by Tanox is required to be paid to the attorneys within 30 days of the end of the calendar quarter in which the royalty payments are received by Tanox. At March 31, 2005, Tanox had an accrued liability of $1.3 million with respect to the amounts that would be payable to the attorneys on royalties received or receivable by Tanox on net sales of Xolair.

From time to time Tanox is a defendant in other lawsuits incidental to its business. Management believes the outcome of these lawsuits will not be material to Tanox’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tanox discovers and develops therapeutic monoclonal antibodies to address significant unmet medical needs in the areas of immune-mediated diseases, infectious disease, inflammation and oncology. Our products are genetically engineered antibodies that target a specific molecule or antigen.

Our first product, Xolair was developed in collaboration with Genentech, Inc. and Novartis Pharma, A.G. Xolair received U.S. Food and Drug Administration (FDA) marketing approval on June 20, 2003, and was launched in the U.S. in July 2003. Xolair is currently labeled for treatment of adults and adolescents (12 years of age and above) with moderate-to-severe persistent asthma who have a positive skin test or in vitro reactivity to a perennial aeroallergen and whose symptoms are inadequately controlled with inhaled corticosteroids.

In the first quarter of 2005, we recorded net royalty revenue of $5.9 million from sales of Xolair. Under our collaboration agreements with Genentech and Novartis, we receive royalties on the net sales of Xolair and will share in Novartis’ net profits from sales of Xolair in the United States. Over the next several years, we expect our principal revenues will be royalties and profit-sharing payments relating to sales of Xolair.

During 2004, we initiated a Phase 2 clinical trial for our development product, TNX-355. Enrollment of this 48-week three-arm, double-blind, placebo-controlled study was completed as of March 31, 2005. We expect to report interim 24-week data from the clinical trial in the fourth quarter of 2005 and have begun planning for a Phase 3 clinical trial of the product. We also advanced one investigational product, TNX-650, into preclinical development in 2004. We anticipate filing an Investigational New Drug application with the FDA for TNX-650 for the indication of inflammatory disease by late 2005. In addition, we accelerated the advancement of TNX-717 for osteoporosis through the research process by identifying a lead antibody. We are now in the process of optimizing the antibody and anticipate moving TNX-717 into preclinical proof-of-concept testing in 2005.

Our development pipeline has three additional investigational therapies in research, and we are evaluating several other compounds. During 2004, we made a strategic decision to broaden our research focus to include oncology. We have in-house scientific expertise in oncology and one of our investigational therapies in research has potential as a cancer therapy. There is also significant potential for oncology research collaborations for us in Houston, with several Texas Medical Center institutions nearby.

Operationally, we significantly expanded our manufacturing capacity with our manufacturing facility in San Diego, California. The facility has manufacturing equipment with a 5,500-liter production capacity. We expect to use the facility to manufacture clinical material for our current pipeline products and for the expansion of our pipeline through in-licensing or acquisition opportunities. It should also give us better control over producing multiple clinical drugs.

In March 2005, Tanox acquired Sunol Molecular Corporation’s (“Sunol”) tissue factor antagonist program, including anti-tissue factor monoclonal antibodies, related technologies and intellectual properties, as well as non-exclusive rights to certain technologies and related intellectual property for protein and antibody expression.

The lead drug candidate in the acquisition is a tissue-factor antagonist known as cH36, an anti-tissue factor monoclonal antibody in development for acute lung injury (ALI) and acute respiratory distress syndrome (ARDS). The antibody, which has been renamed TNX-832, is currently in a Phase 1/2 clinical trial for the treatment of ALI/ARDS. In addition to the acute lung and respiratory disorders, these antibodies have the potential to treat other diseases that result from over-expression of tissue factor and related coagulation, including cancer.

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

Research and Development

Research and development expenses consist of direct costs and indirect overhead costs, including facilities costs, salaries, related benefit costs and material and supply costs. Expenses may also include upfront fees and milestone payments paid to licensors and collaborative partners. Such amounts are expensed as incurred. Research and development costs also include estimates for clinical trial costs, which are based on patient enrollment and clinical trial progress. Actual costs may differ from estimates.

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 (Revised) “Share-Based Payment.” The statement eliminates the ability to account for stock-based compensation using APB 25 and requires such transactions to be recognized as compensation expense in the statement of operations based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award. On April 14, 2005, the Securities and Exchange Commission amended the compliance dates for this statement to be implemented in the first quarter of 2006. Tanox will adopt this statement on January 1, 2006 using a modified prospective application. As such, the compensation expense recognition provisions will apply to new awards and to any awards modified, repurchased or cancelled after the adoption date. Additionally, for any unvested awards outstanding at the adoption date, we will recognize compensation expense over the remaining vesting period.

We have begun evaluating the impact of adopting SFAS 123 (Revised) on our results of operations. We currently determine the fair value of stock-based compensation using a Black-Scholes option pricing model. In connection with evaluating the impact of adopting SFAS 123 (Revised), we are also considering the potential implementation of a different valuation model to determine the fair value of stock-based compensation, although no decision has yet been made.

We believe the adoption of SFAS 123 (Revised) will have a material impact on our results of operations, regardless of the valuation technique used. If we were to continue to use a Black-Scholes option pricing model consistent with our current practice, the adoption of SFAS 123 (Revised) beginning January 1, 2006, using a modified prospective application, is expected to result in additional compensation expense of $4.0 to $5.0 million before income taxes for the year ended December 31, 2006.

Results of Operations

Three Months Ended March 31, 2005 and 2004

Total Revenues. Revenues consist of the following for the three months ended March 31, 2005 and 2004:

	Three months ended March 31,
(in thousands)	2005	2004
Royalties, net of arbitration award	$5,875	$2,239
Royalties from related party, net of arbitration award	34	11
Development agreements and license fees	10	3,372
Development agreements and license fees from related party	9	3,372

Total Revenues	$5,928	$8,994

Development agreement revenue includes reimbursement by Genentech and Novartis, our collaboration partners, of selected current quarter clinical trial costs we incurred for TNX-901 (another anti-IgE antibody that had been studied in peanut allergy and for which a limited investigator-sponsored extension study is continuing). Development agreement revenue for 2004 also includes $6.6 million received under the terms of the Tripartite Collaboration Agreement among Novartis, Genentech and Tanox dated February 25, 2004, representing reimbursement by Genentech and Novartis of a portion of the TNX-901 costs incurred by Tanox in previous years. Royalty revenue increased $3.7 million for the three months ended March 31, 2005 compared to the same period in 2004 due to an increase in sales of Xolair.

Research and Development Expenses. Research and development expense consists of costs incurred for product development and discovery research programs. The major components of research and development costs include salaries, employee benefits, clinical trial expenses, clinical manufacturing costs, consulting, other third-party costs, supplies, materials, equipment depreciation and allocations of various overhead and facilities costs. Our research and development activities can be divided into clinical stage programs, which currently include TNX-355, for the treatment of HIV, TNX-901 and TNX-832, recently acquired from Sunol, for the treatment of acute respiratory distress syndrome (ARDS) and acute lung injury (ALI). Research and preclinical stage programs include TNX-650 for inflammatory disease, TNX-717 for the treatment of osteoporosis, TNX-668 for systemic lupus Erythematosus, TNX-558 for inflammatory disease and other discovery and exploratory research projects. For the three months ended March 31, 2005 and 2004, costs associated with research and development programs, including overhead allocation, approximated the following:

	Three months ended March 31,
(in thousands)	2005	2004
Clinical stage programs	$9,235	$3,746
Research and preclinical stage programs	2,505	1,782

Total research and development expenses	$11,740	$5,528

Research and development expenses increased $6.2 million in the first quarter of 2005 compared to the first quarter of 2004 due to increased expenses related to the start-up of our San Diego manufacturing facility in 2005, increased clinical trial costs primarily due to the TNX-355 Phase 2 study which reached full enrollment in early March 2005, increased personnel costs and licensing fees associated with certain research technology and proprietary rights.

Acquired in-process research and development. On March 31, 2005, we acquired a tissue factor antagonist program for the potential treatment of inflammatory disease and cancer from Sunol Molecular Corp. We issued an aggregate of 800,000 shares of our Common Stock and paid $6.0 million in cash for the program, resulting in a fair value of $13.7 million. As of the acquisition date, the acquired program was still in early development stage and had not reached technological feasibility. We determined that no alternative future use existed for this program, and, accordingly, the transaction was recorded as acquired in-process research and development expense.

General and Administrative Expenses. For the three months ended March 31, 2005 and 2004, the cost associated with general and administrative activities were $1.9 million and $1.7 million, respectively. Expenses increased due to increased personnel costs in 2005.

Other Income (Expense). Other income was $963,000 and $820,000 for the three months ended March 31, 2005 and 2004, respectively. This increase was principally due to a rise in interest income in 2005 compared to 2004 resulting from higher average interest rates, which was partially offset by lower amounts available for investment.

Income Taxes. We have not recorded an income tax provision because of a projected net loss for the year 2005.

Net Income (Loss). For the three months ended March 31, 2005, we recorded a net loss of $20.5 million, as compared to net income for the three months ended March 31, 2004 of $2.6 million. The net loss in 2005 was due primarily to the acquired in-process research and development expense for the purchase of the tissue factor antagonist program and the increase in other research and development expenses. The net income in 2004 was primarily due to the $6.6 million received under the three-party collaboration agreement with Genentech and Novartis to reimburse Tanox for a portion of its TNX-901 development costs.

Liquidity and Capital Resources

We have financed our operations since inception primarily through sales of equity securities, development and licensing fee revenues, interest income and equipment financing agreements and, beginning in 2003, royalty revenue related to sales of Xolair. During the year ended December 31, 2000, we sold 8,568,000 shares of common stock at $28.50 per share in an initial public offering and received net proceeds of $225.8 million. As of March 31, 2005, we had $182.7 million in cash, cash equivalents and investments, of which $149.0 million were classified as current assets. At March 31, 2005, $5.0 million of cash and investments was pledged to secure our obligations under our line of credit.

Cash, cash equivalents and investments decreased by $19.8 million for the three months ended March 31, 2005 to $182.7 million from $202.5 million at December 31, 2004. This decrease in funds was primarily due to the manufacturing asset purchase from Biogen IDEC, the Sunol in-process research and development purchase and funding operating activities. This decrease in funds was partially offset by royalty revenue received.

Net cash used in operating activities was $8.6 million for the three months ended March 31, 2005 compared to $6.6 million for the same period in 2004. The 2005 use of cash was comprised mainly of a net loss of $20.5 million, an increase in receivables and other assets of $2.8 million, offset by the acquisition of in-process research and development of $13.7 million. The 2004 net cash used was mainly due to the release from escrow of $9.7 million to our former attorneys in connection with an accrued arbitration award.

Net cash provided by investing activities was $10.4 million for the three months ended March 31, 2005 compared to $3.4 million for the three months ended March 31, 2004. In 2005, investments, net of purchases and maturities, decreased by $21.5 million compared to a decrease of $1.1 million for the same period in 2004. In 2004, restricted cash decreased by $6.9 million due to the release from escrow of $9.7 million to our former attorneys offset by the maturity of a restricted investment. Additions to property and equipment were $5.1 million for the three months ended March 31, 2005 versus $4.7 million for the same period in 2004. In 2005, $6.0 million of cash was paid for in-process research and development.

Net cash provided by financing activities was $273,000 for the three months ended March 31, 2005 compared to $168,000 for the three months ended March 31, 2004. These inflows of cash resulted from stock option exercises.

Tanox entered into a manufacturing and supply agreement in July 2004 to have a third party manufacture and supply TNX-355 for Phase 3 clinical trials and potential product launch. Payments due to the third party under this agreement are based on the achievement of manufacturing deliverables and quantities to be manufactured based on the size of clinical trials. Under the terms of the agreement, if Tanox were to terminate the agreement before or upon completion of the technology transfer deliverable (Research Stage), it would be required to pay a cancellation fee equal to twenty-five percent of the un-invoiced portion of the remaining process development program balance, as defined in the agreement.

Tanox and the third party manufacturer began discussions in the fourth quarter of 2004 related to revisions to the agreement because we determined that we would produce TNX-355 for Phase 3 clinical trials in the newly-leased San Diego manufacturing facility. In February 2005, a letter agreement with the third party manufacturer was reached to suspend all provisions of the manufacturing and supply agreement for a period to be determined by us, but not to exceed 30 months. Under the terms of the letter agreement, Tanox will pay a total of $1.7 million, $850,000 of which was paid in March 2005, of which $340,000 represents a cancellation fee and the remaining $1,360,000 may be credited against future work performed by the third party manufacturer, subject to certain limitations. We also paid $250,000 for work performed by the third party manufacturer as of December 31, 2004. We plan to resume production of TNX-355 under the manufacturing and supply agreement on or before August 30, 2007.

We were engaged in litigation in connection with a fee dispute with the law firms that represented us in litigation with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. In 2003, an arbitration panel issued an award entitling the attorneys to receive (1) approximately $3.5 million, including interest, (2) payments ranging from 33-1/3% to 40% of the future milestone payments, in excess of the first $1 million, we would receive from Genentech following product approval, and (3) 10% of the royalties that we would receive on all sales of certain anti-IgE products, including Xolair. During the appeals process, we were required to place amounts in escrow to secure payment of the award, and had escrowed $9.7 million with the Harris County District Court as of December 31, 2003. These funds were released to the former attorneys in February 2004. The payment due to the attorneys in the amount of 10% of the royalties we receive on Xolair sales is required to be paid within 30 days of the end of each calendar quarter in which the royalty payments are received by Tanox.

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

In September 2002, we entered into a $16.0 million Revolving Line of Credit Note Agreement with a bank. Under the terms of the agreement, Tanox may secure advances up to the aggregate principal amount of $16.0 million, the proceeds of which can be used to finance the purchase of property, plant and equipment. The outstanding principal balance is payable in full on September 27, 2006, and advances bear interest at the lesser of the Prime Rate or LIBOR, the London Interbank Offered Rate, plus 1%. Accrued interest is payable on the last day of each month. As of March 31, 2005, we had borrowed $5.0 million under the Agreement.

During the three months ended March 31, 2005, we invested approximately $5.1 million in equipment and facility improvements.

Pursuant to a Lease Assignment and Asset Purchase Agreement dated December 9, 2004, between Biogen IDEC and Tanox, on January 10, 2005, we acquired from Biogen IDEC certain manufacturing, process development and QC equipment, related documentation and furniture and fixtures housed in a 76,000 square foot leased facility located in San Diego, California. We also agreed to assume the obligations of Biogen IDEC under the triple net lease for the facility, which extends until October 2011, with two five-year extension options. The lease payments for 2005 will be approximately $3.8 million and will increase annually over the term of the lease, including extension periods, at a rate of approximately 4%. We paid Biogen IDEC approximately $5.6 million for the assets. As partial consideration for Tanox’s agreement to the extension of the lease term to September 30, 2011, and assuming Tanox is not then in default under the lease agreement, Biogen IDEC agreed to make two payments to us, each in the amount of approximately $2.4 million, on September 30, 2007 and November 30, 2008. We expect the total future lease obligation of Tanox for this lease assignment through 2011, net of the Biogen IDEC payments, will be approximately $24.6 million.

On March 31, 2005, we acquired a tissue factor antagonist program for the potential treatment of inflammatory disease and cancer from Sunol Molecular Corp. In consideration for the tissue factor antagonist program, we issued an aggregate of 800,000 shares of our Common Stock and paid $6 million in cash to Sunol. Of the shares issued, 275,000 shares issued will be held in escrow for up to three years after the closing of the transaction to secure indemnification obligations under the Asset Purchase Agreement. As part of the program, Tanox received all tissue factor antagonist assets of Sunol, including anti-tissue factor monoclonal antibodies and related technologies and intellectual property, as well as non-exclusive rights to certain technologies and related intellectual property for protein and antibody expression. Based upon the closing price of our Common Stock on March 31, 2005, the fair value of the acquired assets was $13.7 million, including the $6 million paid in cash. As of the acquisition date, the acquired program was still in early development stage, had not reached technological feasibility and had no alternative future use. Accordingly, Tanox recorded $13.7 million as an acquired in-process research and development expense.

Our current and anticipated development projects require substantial additional capital to complete. We do not expect to generate positive cash flow from operations until at least 2007 because we anticipate that the amount of cash we need to fund operations, including research and development, manufacturing and other costs, and for capital expenditures, will increase in the future as our projects move from research to clinical development to commercialization. We may make acquisitions of businesses or intellectual property assets and also expect that we will need to expand our clinical development, manufacturing capacity, facilities, business development and marketing activities to support the future development of our programs. Based on cash projections, we expect that cash on hand and revenue from operations will be sufficient to fund our existing operations for at least the next four years. However, our future capital needs will depend on many factors, including the continued successful commercialization of Xolair, progress in our research and development activities, commercialization activities, the costs and magnitude of product or technology acquisitions, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, establishing additional collaboration and licensing arrangements, potential merger and acquisition activities, and manufacturing scale-up costs and marketing activities, if we undertake those activities. Consequently, we may need to raise additional funds and we may issue additional shares of common stock or other equity securities.

Except for the line of credit described above, which expires on September 27, 2006, we do not have external committed sources of funding and we cannot assure that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

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

Risk Factors

Factors Affecting Forward-Looking Statements. Some of the information in this Quarterly Report on Form 10-Q contains forward-looking statements. We typically identify forward-looking statements by using terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential”, “continue” or similar words, although we express some forward-looking statements differently. You should be aware that actual events could differ materially from those suggested in the forward-looking statement due to a number of factors, including:

•	our ability to develop safe and effective drugs;

•	failure to achieve positive results in preclinical and toxicology studies in animals and clinical trials in humans;

•	failure to economically and timely manufacture sufficient amounts of our products for clinical trials and commercialization activities;

•	failure to receive, or delay in receiving, marketing approval for our products;

•	failure to successfully finance and commercialize our products, including gaining market acceptance;

•	our ability to manage relationships with collaboration partners;

•	our ability to obtain, maintain and successfully enforce patent and other proprietary rights protection of our products;

•	variability of royalty, license and other revenues;

•	our ability to enter into future collaboration agreements to support our research and development activities;

•	drug withdrawal from the market due to rare adverse reactions caused by the marketed drug;

•	lawsuits and payment of damages for product liability claims in human clinical trials and for products that we sell after regulatory approval;

•	lawsuits challenging the validity of our patents;

•	our ability to secure licenses from third parties holding patents that may affect the manufacture or marketing of our products;

•	competition and technological change;

•	existing and future regulations affecting our business, including the content, timing of submissions and decisions made by the FDA and other regulatory agencies; and

•	our ability to hire and retain experienced managers and scientists.

You should also consider carefully the other factors identified in our Annual Report on Form 10-K for the year ended December 31, 2004, which could cause our actual results to differ from those set forth in the forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is to changes in interest rates. In the normal course of business, we have established policies and procedures to manage these risks.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Vice President of Finance have concluded that Tanox’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e) are effective in ensuring that the information required to be disclosed by Tanox in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, based on an evaluation of such controls and procedures conducted as of the end of the period covered by this report.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, Tanox’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time Tanox is a defendant in other lawsuits incidental to its business. Management believes that the outcome of these lawsuits will not be material to Tanox’s financial statements.

Item 6.	Exhibits

(a) Exhibits.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to our Registration statement on Form S-1 (Reg. No. 333-90625).

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

3.3	Bylaws, as currently in effect (incorporated by reference to our Current Report on Form 8-K dated November 20, 2003).

10.1	Asset Purchase and License Agreement dated March 25, 2005 among Tanox, Inc., Sunol Molecular Corporation and Altor Bioscience Corporation.

10.2	Stockholder and Registration Rights Agreement dated March 31, 2005 among Tanox, Inc. and Sunol Molecular Corporation.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President of Finance Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and Vice President of Finance Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANOX, INC.

Date: May 5, 2005	By:	/s/ NANCY T. CHANG
Nancy T. Chang
President and Chief Executive Officer

Date: May 5, 2005	By:	/s/ GREGORY P. GUIDROZ
Gregory P. Guidroz
Vice President of Finance