Form 10-Q
period 2005-06-30
TANOX INC
filed 2005-08-04
CIK 1099414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Number of shares of common shares outstanding at July 29, 2005: 44,822,898.

TANOX, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

TANOX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares and Per Share Data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,615	$5,284
Restricted cash	5,012	5,000
Short-term investments	140,373	152,960
Interest receivable	1,503	2,149
Accounts receivable	8,058	6,049
Accounts receivable from related party	74	44
Prepaid expenses and other	3,178	2,294

Total current assets	174,813	173,780

LONG-TERM INVESTMENTS	11,645	39,267

PROPERTY, PLANT & EQUIPMENT, NET	30,809	25,506
OTHER ASSETS	1,549	—

TOTAL ASSETS	$218,816	$238,553

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,868	$2,399
Accrued liabilities	3,402	6,092
Accrued arbitration award	1,465	864

Total current liabilities	7,735	9,355

LONG –TERM LIABILITIES:
Note payable to bank	5,000	5,000

Total long-term liabilities	5,000	5,000

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 45,376,298 and 44,531,998 shares issued, and 44,821,598 and 43,977,298 shares outstanding in 2005 and 2004, respectively	454	445
Additional paid-in capital	330,746	322,671
Treasury stock, at cost; 554,700 shares in 2005 and 2004	(6,261)	(6,261)
Accumulated other comprehensive income	856	1,178
Accumulated deficit	(119,714)	(93,835)

Total stockholders’ equity	206,081	224,198

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$218,816	$238,553

See accompanying notes to condensed consolidated financial statements.

TANOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES:
Royalties, net of arbitration award	$7,234	$3,272	$13,109	$5,512
Royalties from related party, net of arbitration award	48	16	82	27
Development agreements and licensing fees	75	135	85	3,507
Development agreements from related party	21	35	30	3,407

Total revenues	7,378	3,458	13,306	12,453

OPERATING COSTS AND EXPENSES:
Research and development	12,015	6,548	23,755	12,076
Acquired in-process research and development	—	—	13,680	—
General and administrative	1,822	1,814	3,755	3,511

Total operating costs and expenses	13,837	8,362	41,190	15,587

LOSS FROM OPERATIONS	(6,459)	(4,904)	(27,884)	(3,134)

OTHER INCOME (EXPENSE):
Interest income	1,123	839	2,157	1,804
Interest expense	(52)	(17)	(97)	(93)
Other, net	(29)	(42)	(55)	(111)

Total other income	1,042	780	2,005	1,600

NET LOSS	$(5,417)	$(4,124)	$(25,879)	$(1,534)

BASIC LOSS PER SHARE	$(0.12)	$(0.09)	$(0.58)	$(0.03)

DILUTED LOSS PER SHARE	$(0.12)	$(0.09)	$(0.58)	$(0.03)

SHARES USED IN COMPUTING LOSS PER SHARE:
Basic	44,060	44,004	44,457	44,005

Diluted	44,060	44,004	44,457	44,005

COMPREHENSIVE LOSS:
Net loss	$(5,417)	$(4,124)	$(25,879)	$(1,534)
Unrealized gain (loss) on available-for-sale investments	19	(63)	(322)	458

TOTAL COMPREHENSIVE LOSS	$(5,398)	$(4,187)	$(26,201)	$(1,076)

See accompanying notes to condensed consolidated financial statements.

TANOX, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,879)	$(1,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,925	1,215
Acquired in-process research and development	13,680	—
Compensation expense related to stock options	20	17

Changes in operating assets and liabilities:
Increase in receivables and other assets	(3,826)	(1,267)
Decrease in current liabilities	(1,620)	(8,688)

Net cash used in operating activities	(15,700)	(10,257)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(7,228)	(6,132)
Cash paid for acquisition of in-process research and development	(6,000)	—
Purchases of investments	(85,098)	(174,311)
Maturities and sales of investments	124,985	178,345
Decrease (increase) in restricted cash	(12)	5,532
Loss on disposal of PP&E	—	38

Net cash provided by investing activities	26,647	3,472

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	384	435

Net cash provided by financing activities	384	435

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,331	(6,350)

CASH AND CASH EQUIVALENTS:
Beginning of period	5,284	21,450

End of period	$16,615	$15,100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Capital contribution from forgiveness of note payable by a related party	—	10,000
Capital contribution from forgiveness of interest by a related party	—	742
Unrealized gain (loss) on available-for-sale investments	(322)	458
Common stock issued for acquisition of in-process research and development	7,680	—

See accompanying notes to condensed consolidated financial statements.

TANOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(unaudited)

1. Basis of Consolidation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of Tanox, Inc. and its wholly owned subsidiaries (collectively the Company or Tanox). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal recurring nature. These condensed consolidated interim financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2005.

2. Reclassification

As of June 30, 2004, Tanox reclassified auction rate securities of $37.7 million from cash and cash equivalents to short-term investments. The accompanying consolidated statement of cash flows for the six months ended June 30, 2004 has been adjusted to reflect these reclassifications.

3. Revenues

Development Agreements and Licensing Fees. Development agreement revenue includes reimbursement from Genentech, Inc. (Genentech) and Novartis Pharma AG (Novartis) of selected current quarter clinical trial costs incurred for TNX-901. Licensing fee revenue includes payments received in exchange for rights to license and sublicense Tanox’s technology or product rights.

Royalties. Royalty revenues of $7.3 million and $3.3 million on the net sales of Xolair® (omalizumab), for the quarters ended June 30, 2005 and 2004, respectively, were calculated based on net sales reported to Tanox by Genentech and Novartis. For the six months ended June 30, 2005, $13.2 million in Xolair royalty revenue was recorded compared to $5.5 million for the same period in 2004. Royalty revenue is net of amounts which are payable by Tanox to its former attorneys (see Note 9. Commitments and Contingencies).

In the United States, Tanox receives royalties on sales of Xolair and other collaboration products and will receive a share of Novartis’ net profits on these sales. The Company also receives royalties on sales of Xolair and other collaboration products outside the U.S. Tanox shares equally with Novartis the net profits and net losses from sales of Xolair and other collaboration products in East Asia. Novartis profit sharing and rest-of-world royalty payments will be net of certain credits, which, at June 30, 2005, approximated $2.0 million. In addition, as a result of an adverse arbitration award, 10% of all royalties received by Tanox on sales of Xolair and certain other anti-IgE products will be payable to its former attorneys, up to a maximum of $300 million. The Company expects that the net amount it will receive from Xolair sales, taking into account both the foregoing credits and the amount payable to its former attorneys, will be in the range of 8% to 12% of net sales depending on the sales level achieved and geographic distribution of the sales.

4. Cash, Cash Equivalents, Short-term and Long-term Investments

Cash equivalents consist of highly liquid investments with original maturities of three months or less. Management determines the appropriate classification of its cash equivalents, short-term investments and long-term investments at the time of purchase. Investments consist of investment grade corporate bonds, commercial paper, asset-backed securities, auction-rate securities and government agency securities with maturities of less than three years from the balance sheet date. Certain investments are classified as held-to-maturity and carried at amortized cost in the accompanying financial statements. The Company’s available-for-sale investments are stated at fair value based on the quoted market price of the investment. Unrealized gains and losses on available-for-sale investments are reported as other comprehensive income (loss), which is a separate component of stockholders’ equity. For the quarter ended June 30, 2005, the fair value of Tanox’s available-for-sale investments increased by $19,000 versus a decrease in value of $63,000 for the quarter ended June 30, 2004. For the six months ended June 30, 2005, the fair value of these available-for-sale investments decreased by $322,000 versus an increase in value of $458,000 for the same period ended June 30, 2004.

Tanox’s net carrying value of cash and cash equivalents (including restricted cash) at June 30, 2005 and December 31, 2004, was $21.6 million and $10.3 million, respectively.

Investments consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Held-to-maturity investments	$114,401	$115,241
Available-for-sale investments	25,972	37,719

Total short-term investments	140,373	152,960

Held-to-maturity investments – long-term	11,645	39,267

	$152,018	$192,227

The fair value of these investments at June 30, 2005 and December 31, 2004, was $151.4 million and $191.4 million, respectively.

5. Acquisitions

Manufacturing Assets and Long-term Lease

Pursuant to a Lease Assignment and Asset Purchase Agreement dated December 9, 2004, between Biogen IDEC, Inc. and Tanox, on January 10, 2005, Tanox acquired from Biogen IDEC certain manufacturing, process development and quality control equipment, related documentation and furniture and fixtures housed in a 76,000 square foot leased facility located in San Diego, California. The Company paid Biogen IDEC approximately $5.6 million for the assets. Tanox finalized the allocation of this purchase price in the second quarter of 2005 and classified $4.6 million as property, plant and equipment and the remaining $1.0 million as an intangible asset for manufacturing equipment documentation, included in other assets on the balance sheet. Tanox also agreed to assume the obligations of Biogen IDEC under the triple net lease for the facility, which extends until October 2011, with two five-year extension options. The lease payments for 2005 will be approximately $3.8 million and will increase annually over the term of the lease, including extension periods, at a rate of approximately 4%. As partial consideration for Tanox’s agreement to the extension of the lease term to September 30, 2011, and assuming Tanox is not then in default under the lease agreement, Biogen IDEC agreed to make two payments to Tanox, each in the amount of approximately $2.4 million, on September 30, 2007 and November 30, 2008. We expect the total future lease obligation of Tanox for this lease assignment through 2011, net of the Biogen IDEC payments, will be approximately $24.6 million.

Anti-Tissue Factor Program

On March 31, 2005, the Company acquired a tissue factor antagonist program for the potential treatment of acute lung injury (ALI)/acute respiratory distress syndrome (ARDS) from Sunol Molecular Corporation. In addition to ALI/ARDS, the anti-tissue factor monoclonal antibodies acquired from Sunol have the potential to treat cancer and other diseases that result from over expression of tissue factor and related coagulation abnormalities. In consideration for the tissue factor antagonist program, the Company issued an aggregate of 800,000 shares of its common stock and paid $6.0 million in cash to Sunol. Of the shares issued, 275,000 shares will be held in escrow for up to three years after closing to secure indemnification obligations under the Asset Purchase Agreement. As part of the program, the Company received all tissue factor antagonist assets of Sunol, including anti-tissue factor monoclonal antibodies and related technologies and intellectual property, as well as non-exclusive rights to certain technologies and related intellectual property for protein and antibody expression. Based upon the closing price of the Company’s common stock on March 31, 2005, the fair value of the acquired assets was $13.7 million, including the $6 million paid in cash. As of the acquisition date, the acquired program was still in early development stage, had not reached technological feasibility and had no alternative future use. Accordingly, the Company recorded the $13.7 million purchase price as an acquired in-process research and development expense.

6. Line of Credit Note

Tanox borrowed $5.0 million in September 2002 from a bank under a $16.0 million Revolving Line of Credit Note Agreement. Under the terms of the Agreement, Tanox may secure advances up to the aggregate principal amount of $16.0 million, the proceeds of which can be used to finance the purchase of property, plant and equipment. The outstanding balance is payable in full on September 27, 2006, and advances bear interest at the lesser of the Prime Rate or LIBOR plus 1%, which at June 30, 2005 was 4.375%. The Note is collateralized with cash and investments equal to or greater than 100% of the outstanding principal balance of the Note.

7. Net Loss per Share

Financial Accounting Standards Board (FASB) No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as basic EPS, except that diluted EPS reflects the potential dilution that would occur if outstanding options and warrants were exercised. Tanox incurred net losses for the three and six month periods ended June 30, 2005 and 2004; therefore, all options outstanding for each of the periods were excluded from the computation of diluted EPS because they would have been antidilutive.

8. Stock-Based Compensation

Tanox has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”) effective December 2002. SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, with regard to the measurement of compensation cost for options granted under our stock-based compensation plans. Under the intrinsic value method described in APB Option No. 25, no compensation expense is recognized if the exercise price of the employee stock option equals the market price of the underlying stock on the date of the grant. For the three months ended June 30, 2005 and 2004, no compensation expense was recorded.

Assuming the compensation cost for the stock option plans had been determined pursuant to the fair value method under SFAS No. 123, Tanox’s pro forma net income (loss) would have been as follows (in thousands, except per share data):

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Net loss -
As reported	$(5,417)	$(4,124)	$(25,879)	$(1,534)
Stock option compensation expense if the fair value method had been applied	(791)	(620)	(2,855)	(2,855)

Pro forma net loss	$(6,208)	$(4,744)	$(28,734)	$(4,389)

Loss per share – Basic and Diluted
As reported	$(0.12)	$(0.09)	$(0.58)	$(0.03)
Pro forma	$(0.14)	$(0.11)	$(0.65)	$(0.10)

9. Commitments and Contingencies

Tanox had been engaged in litigation in connection with a fee dispute with the law firms that represented the Company in litigation with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award entitling the attorneys to receive (i) approximately $3.5 million, including interest, (ii) payments ranging from 33-1/3% to 40% of the future milestone payments, in excess of the first $1 million, Tanox would receive from Genentech following product approval, and (iii) 10% of the royalties that Tanox would receive on all sales of certain anti-IgE products, including Xolair. The 10% of royalties received by Tanox is required to be paid to the attorneys within 30 days of the end of the calendar quarter in which the royalty payments are received by Tanox. At June 30, 2005, Tanox had an accrued liability of approximately $1.5 million with respect to the amounts that would be payable to the attorneys on royalties received or receivable by Tanox on net sales of Xolair.

From time to time Tanox is a defendant in lawsuits incidental to its business. Management believes the outcome of these lawsuits will not be material to Tanox’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tanox discovers and develops therapeutic monoclonal antibodies to address significant unmet medical needs in the areas of immune-mediated diseases, infectious disease, inflammation and cancer. Our products are genetically engineered antibodies that target a specific molecule or antigen.

Our first product, Xolair, was developed in collaboration with Genentech, Inc. (Genentech) and Novartis Pharma AG (Novartis). Xolair received U.S. Food and Drug Administration (FDA) marketing approval on June 20, 2003, and was launched in the U.S. in July 2003. Xolair is currently labeled for treatment of adults and adolescents (12 years of age and above) with moderate-to-severe persistent asthma who have a positive skin test or in vitro reactivity to a perennial aeroallergen and whose symptoms are inadequately controlled with inhaled corticosteroids.

In the second quarter of 2005, we recorded net royalty revenue of $7.3 million from sales of Xolair and $13.2 million for the six month period ended June 30, 2005, versus $3.3 million and $5.5 million for the same periods in 2004. Under our collaboration agreements with Genentech and Novartis, we receive royalties on the net sales of Xolair and will share in Novartis’ net profits from sales of Xolair in the United States. Over the next several years, we expect our principal revenues will be royalties and profit-sharing payments relating to sales of Xolair.

The second quarter of 2005 was the seventh consecutive quarter since the launch of Xolair in the third quarter of 2003 that net U.S. sales of the drug have increased. Genentech publicly reported net U.S. sales of Xolair in the quarter of $80.4 million, an increase of 84 percent versus the second quarter of 2004 and an increase of 23 percent when compared to the first quarter of 2005.

Based on information publicly provided by Genentech, an increased number of patients have been referred for treatment with Xolair. According to Genentech, approximately 5,000 additional patients were prescribed Xolair in the second quarter of 2005, which brings the total since launch to more than 45,000 patients. In addition, another 500 physicians began prescribing Xolair during the quarter, bringing the total number of prescribing physicians to approximately 7,000 or 66 percent of the initial target physician population. According to Genentech, approximately 85 percent of patients referred for Xolair therapy were approved for insurance reimbursement. Additional data on Xolair was presented by scientific investigators at several scientific meetings during the second quarter of 2005, further supporting Xolair’s patient benefits. On July 28, 2005, Novartis received a positive opinion from the Committee for Medicinal Products for Human Use (CHMP), recommending that the European Commission grant marketing authorization to Xolair for the treatment of severe persistent allergic asthma in adult and adolescent patients (ages 12 and above). The favorable opinion from the Committee is a necessary step in the process of achieving formal marketing approval from the European Commission, which could be obtained later this year. If approved by the European Commission, it is anticipated that Xolair will be indicated as an add-on therapy to improve asthma control in adult and adolescent patients with severe persistent allergic asthma. Clinical trials are ongoing to study Xolair in pediatric allergic asthma patients and in patients suffering from allergy (immediate hypersensitivity) to peanuts.

We currently have two additional products in clinical development. Our lead clinical product is TNX-355, a potential treatment for HIV/AIDS. A Phase 2 clinical trial for TNX-355 was initiated in May 2004, and enrollment of the 48-week three-arm, double-blind, placebo-controlled study was completed in March 2005. We expect to report interim top-line results from this clinical trial in the fourth quarter of 2005 and have begun planning for a Phase 3 clinical trial of the product. Our second product in clinical development is TNX-832, a potential treatment for acute lung injury (ALI) and acute respiratory distress syndrome (ARDS). We are conducting a Phase 1/2 trial with TNX-832 designed to evaluate safety and pharmacokinetics of the antibody. The study is a dose-escalating, placebo-controlled trial, which is expected to enroll approximately 48 patients.

The first of five cohorts in the trial has been enrolled. We anticipate that the trial will be completed by late 2006. TNX-832 is part of a tissue factor antagonist program that Tanox acquired from Sunol Molecular Corporation (“Sunol”) in March 2005. In addition to ALI/ARDS, the anti-tissue factor monoclonal antibodies acquired from Sunol have the potential to treat cancer and other diseases that result from over expression of tissue factor and related coagulation abnormalities.

We are also continuing pre-clinical development of TNX-650. We anticipate filing an Investigational New Drug application with the FDA for TNX-650 for the indication of inflammatory disease by the end of 2005. In addition, TNX-717, a potential osteoporosis treatment, is in preclinical proof-of-concept testing. Our development pipeline has two additional investigational therapies in research, and we are evaluating several other compounds.

During 2004, we made a strategic decision to broaden our research focus to include cancer. We have in-house scientific expertise in oncology and two of our investigational therapies in research have potential as a cancer therapy. There is also significant potential for cancer research collaborations for us in Houston, with several Texas Medical Center institutions nearby.

Re-commissioning activities at our manufacturing facility in San Diego, California continue to advance as planned. We initiated scale up of the Phase 3 production process for TNX-355 clinical material. The facility is on schedule to begin producing clinical material in the third quarter of 2005 for the planned Phase 3 clinical trial of TNX-355, expected to begin in 2006.

We recently established Tanox Biotech (Shanghai), Ltd. as a wholly owned subsidiary of Tanox Pharma International. This subsidiary is expected to carry out research projects and collaborate with academic research institutes in China.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.

Revenue Recognition

Revenues from development agreements include payments for milestone achievements and sponsored research and development costs. Milestone payments are received under best efforts contracts and are not refundable. They are recognized as revenue when the milestones are achieved and there are no remaining performance obligations. Revenues for sponsored research and development are recognized as revenue as we complete our obligations related to such activities. Any revenue contingent upon future performance is deferred and recognized as the performance is completed. Under our collaboration agreements with Genentech and Novartis, we receive a royalty on the net sales of Xolair worldwide and share in Novartis’ net profits from Xolair sales in the United States. Royalty revenue is recorded monthly based on contractual terms and information provided by Genentech and Novartis. Royalties are reconciled and adjusted if actual results differ from those previously reported to us and are subject to audit by Tanox. Revenues recognized are net of certain milestone credits and amounts due to our former attorneys under an arbitration award.

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

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 (Revised) “Share-Based Payment.” The statement eliminates the ability to account for stock-based compensation using APB 25 and requires such transactions to be recognized as compensation expense in the statement of operations based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award. On April 14, 2005, the FASB delayed the implementation dates for this statement. Tanox will adopt this statement on January 1, 2006 using a modified prospective application. As such, the compensation expense recognition provisions will apply to new awards and to any awards modified, repurchased or cancelled after the adoption date. Additionally, for any unvested awards outstanding at the adoption date, we will recognize compensation expense over the remaining vesting period.

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

Results of Operations

Three Months Ended June 30, 2005 and 2004

Total Revenues. Revenues consist of the following for the three months ended June 30, 2005 and 2004:

	Three months ended June 30,
(in thousands)	2005	2004

Royalties, net of arbitration award	$7,234	$3,272
Royalties from related party, net of arbitration award	48	16
Development agreements and license fees	75	135
Development agreements and license fees from related party	21	35

Total revenues	$7,378	$3,458

Royalty revenue increased $4.0 million for the three months ended June 30, 2005 compared to the same period in 2004 due to an increase in sales of Xolair. Development agreement revenue includes reimbursement by Genentech and Novartis, our collaboration partners, of selected current quarter clinical trial costs we incurred for TNX-901 (another anti-IgE antibody that had been studied in peanut allergy and for which a limited investigator-sponsored extension study is continuing).

Research and Development Expenses. Research and development expense consists of costs incurred for product development and discovery research programs. The major components of research and development costs include salaries, employee benefits, clinical trial expenses, clinical manufacturing costs, consulting, other third-party costs, supplies, materials, equipment depreciation and allocations of various overhead and facilities costs. Our research and development clinical stage programs currently include TNX-355 and TNX-832. Research and preclinical stage programs currently include TNX-650 for inflammatory disease, TNX-717 for the treatment of osteoporosis, TNX-558 for inflammatory disease and other discovery and exploratory research projects. For the three months ended June 30, 2005 and 2004, costs associated with research and development programs, including overhead allocation, were:

	Three months ended June 30,
(in thousands)	2005	2004

Clinical stage programs	$9,514	$4,660
Research and preclinical stage programs	2,501	1,888

Total research and development expenses	$12,015	$6,548

Research and development expenses increased $5.5 million in the second quarter of 2005 compared to the second quarter of 2004. Approximately $4.3 million of this increase was attributable to the additional costs associated with the start-up of our San Diego manufacturing facility in 2005. The remainder of the 2005 increase relates to increased clinical trial costs associated with the TNX-832 Phase 1/2 study and increased personnel costs.

General and Administrative Expenses. For the three months ended June 30, 2005 and 2004, the costs associated with general and administrative activities remained unchanged at $1.8 million.

Other Income (Expense). Other income was $1.0 million and $780,000 for the three months ended June 30, 2005 and 2004, respectively. This increase was principally due to a rise in interest income in 2005 compared to 2004 resulting from higher average interest rates, which was partially offset by lower amounts available for investment.

Income Taxes. We have not recorded an income tax provision because of a projected net loss for the year 2005.

Net Loss. For the three months ended June 30, 2005, we recorded a net loss of $5.4 million, as compared to a net loss for the three months ended June 30, 2004 of $4.1 million. The increase in the net loss in 2005 was due primarily to the increase in other research and development expenses, partially offset by increased Xolair revenue.

Six Months Ended June 30, 2005 and 2004

Total Revenues. Revenues consist of the following for the six months ended June 30, 2005 and 2004:

	Six months ended June 30,
(in thousands)	2005	2004

Royalties, net of arbitration award	$13,109	$5,512
Royalties from related party, net of arbitration award	82	27
Development agreements and license fees	85	3,507
Development agreements and license fees from related party	30	3,407

Total revenues	$13,306	$12,453

Royalty revenue increased $7.7 million for the six months ended June 30, 2005 compared to the same period in 2004 due to an increase in sales of Xolair. Development agreement revenue includes reimbursement by Genentech and Novartis, our collaboration partners, of selected current year clinical trial costs we incurred for TNX-901. Development agreement revenue for 2004 also includes a one-time reimbursement of $6.6 million received under the terms of the Tripartite Collaboration Agreement among Novartis, Genentech and Tanox dated February 25, 2004, representing reimbursement by Genentech and Novartis of a portion of the TNX-901 development costs incurred by Tanox in previous years.

Research and Development Expenses. Research and development expense consists of costs incurred for product development and discovery research programs. The major components of research and development costs include salaries, employee benefits, clinical trial expenses, clinical manufacturing costs, consulting, other third-party costs, supplies, materials, equipment depreciation and allocations of various overhead and facilities costs. Our research and development clinical stage programs currently include TNX-355 and TNX-832. Research and preclinical stage programs currently include TNX-650 for inflammatory disease, TNX-717 for the treatment of osteoporosis, TNX-558 for inflammatory disease and other discovery and exploratory research projects. For the six months ended June 30, 2005 and 2004, costs associated with research and development programs, including overhead allocation, were:

	Six months ended June 30,
(in thousands)	2005	2004

Clinical stage programs	$18,749	$8,381
Research and preclinical stage programs	5,006	3,695

Total research and development expenses	$23,755	$12,076

Research and development expenses increased $11.7 million in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Approximately $7.5 million of this increase was attributable to the costs associated with the start-up of our San Diego manufacturing facility in 2005. The remainder of the 2005 increase relates to increased clinical trial costs associated with the TNX-355 Phase 2 study and the TNX-832 Phase 1/2 study and increased personnel costs.

Acquired in-process research and development. On March 31, 2005, we acquired a tissue factor antagonist program for the potential treatment of ALI/ARDS from Sunol. In addition to ALI/ARDS, the anti-tissue factor monoclonal antibodies acquired from Sunol have the potential to treat cancer and other diseases that result from over expression of tissue factor and related coagulation abnormalities. We issued an aggregate of 800,000 shares of our common stock and paid $6.0 million in cash for the program, resulting in a fair value of

$13.7 million. Of the shares issued, 275,000 shares will be held in escrow for up to three years after the closing of the transaction to secure indemnification obligations under the Asset Purchase Agreement. As of the acquisition date, the acquired program was still in early stage development and had not reached technological feasibility. We determined that no alternative future use existed for this program, and, accordingly, the acquisition was recorded as acquired in-process research and development expense.

General and Administrative Expenses. For the six months ended June 30, 2005 and 2004, the costs associated with general and administrative activities were $3.8 million and $3.5 million, respectively.

Other Income (Expense). Other income was $2.0 million and $1.6 million for the six months ended June 30, 2005 and 2004, respectively. This increase was principally due to a rise in interest income in 2005 resulting from higher average interest rates, which was partially offset by lower amounts available for investment.

Income Taxes. We have not recorded an income tax provision because of a projected net loss for the year 2005.

Net Loss. For the six months ended June 30, 2005, we recorded a net loss of $25.9 million, compared to a net loss of $1.5 million for the six months ended June 30, 2004. The higher net loss in 2005 was due primarily to the acquired in-process research and development expense for the purchase of the tissue factor antagonist program, start-up costs associated with our San Diego manufacturing facility and the increase in other research and development expenses. In addition, our 2004 operating results benefited from the one-time reimbursement of $6.6 million received under the three-party collaboration agreement with Genentech and Novartis to reimburse us for a portion of our TNX-901 development costs.

Liquidity and Capital Resources

We have financed our operations since inception primarily through sales of equity securities, development and licensing fee revenues, interest income and equipment financing agreements and, beginning in 2003, royalty revenue from sales of Xolair. During the year ended December 31, 2000, we sold 8,568,000 shares of common stock at $28.50 per share in an initial public offering and received net proceeds of $225.8 million. As of June 30, 2005, we had $173.6 million in cash, cash equivalents and investments, of which $162.0 million were classified as current assets. At June 30, 2005, $5.0 million of cash and investments was pledged to secure our obligations under our line of credit.

Cash, cash equivalents and investments decreased by $28.9 million for the six months ended June 30, 2005 to $173.6 million from $202.5 million at December 31, 2004. The net decrease in funds was primarily due to the acquisition of the manufacturing assets from Biogen IDEC, the acquisition from Sunol of in-process research and development materials and intellectual property rights and the funding of operating activities.

Net cash used in operating activities was $15.7 million for the six months ended June 30, 2005 compared to $10.3 million for the same period in 2004. The 2005 use of cash was comprised mainly of a net loss of $25.9 million, an increase in receivables and other assets of $3.8 million, offset by the acquisition of in-process research and development of $13.7 million. The 2004 net cash used was mainly due to the release from escrow of $9.7 million to our former attorneys in connection with an accrued arbitration award.

Net cash provided by investing activities was $26.6 million for the six months ended June 30, 2005 compared to $3.5 million for the six months ended June 30, 2004. In 2005, investments, net of purchases and maturities, decreased by $39.9 million compared to a decrease of $4.0 million for the same period in 2004. In 2004, restricted cash decreased by $5.5 million due to the release from escrow of $9.7 million to our former attorneys offset by the maturity of a restricted investment. Additions to property and equipment were $7.2 million for the six months ended June 30, 2005 versus $6.1 million for the same period in 2004. In 2005, $6.0 million of cash was paid for acquired in-process research and development.

Net cash provided by financing activities was $384,000 for the six months ended June 30, 2005 compared to $435,000 for the six months ended June 30, 2004. These inflows of cash resulted from stock option exercises.

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

We were engaged in litigation in connection with a fee dispute with the law firms that represented us in litigation with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. In 1999, an arbitration panel issued an award entitling the attorneys to receive (1) approximately $3.5 million, including interest, (2) payments ranging from 33-1/3% to 40% of the future milestone payments, in excess of the first $1 million, we would receive from Genentech following product approval, and (3) 10% of the royalties that we would receive on all sales of certain anti-IgE products, including Xolair. During the appeals process, we were required to place amounts in escrow to secure payment of the award, and had escrowed $9.7 million with the Harris County District Court as of December 31, 2003. These funds were released to the former attorneys in February 2004. The payment due to the attorneys in the amount of 10% of the royalties we receive on Xolair sales is required to be paid within 30 days of the end of each calendar quarter in which the royalty payments are received by Tanox.

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

In September 2002, we entered into a $16.0 million Revolving Line of Credit Note Agreement with a bank. Under the terms of the agreement, Tanox may secure advances up to the aggregate principal amount of $16.0 million, the proceeds of which can be used to finance the purchase of property, plant and equipment. The outstanding principal balance is payable in full on September 27, 2006, and advances bear interest at the lesser of the Prime Rate or LIBOR, the London Interbank Offered Rate, plus 1%. Accrued interest is payable on the last day of each month. As of June 30, 2005, we had borrowed $5.0 million under the Agreement.

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

On March 31, 2005, we acquired a tissue factor antagonist program for the potential treatment of ALI/ARDS from Sunol. In addition to ALI/ARDS, the anti-tissue factor monoclonal antibodies acquired from Sunol have the potential to treat cancer and other diseases that result from over expression of tissue factor and related coagulation abnormalities. In consideration for the tissue factor antagonist program, we issued an aggregate of 800,000 shares of our Common Stock and paid $6.0 million in cash to Sunol. Of the shares issued, 275,000 shares will be held in escrow for up to three years after the closing of the transaction to secure indemnification obligations under the Asset Purchase Agreement. As part of the program, Tanox received all tissue factor antagonist assets of Sunol, including anti-tissue factor monoclonal antibodies and related technologies and intellectual property, as well as non-exclusive rights to certain technologies and related intellectual property for protein and antibody expression. Based upon the closing price of our Common Stock on March 31, 2005, the fair value of the acquired assets was $13.7 million, including the $6 million paid in cash. As of the acquisition date, the acquired program was still in early development stage, had not reached technological feasibility and had no alternative future use. Accordingly, Tanox recorded the $13.7 million acquisition price as an acquired in-process research and development expense.

In the second quarter of 2005, Tanox Biotech (Shanghai), Ltd (Tanox Shanghai), a wholly owned subsidiary of Tanox Pharma International, was established to carry out research projects and collaborate with academic research institutes in China. In May 2005, Tanox Shanghai entered into an agreement with the Institute of Health Science in Shanghai, China, to establish a joint research laboratory.

Our current and anticipated development projects require substantial additional capital to complete. We do not expect to generate positive cash flow from operations until at least 2007 because we anticipate that the amount of cash we need to fund operations, including research and development, manufacturing and other costs, and for capital expenditures, will increase in the future as our projects move from research to clinical development to commercialization. We may make additional acquisitions of businesses or intellectual property assets and also expect that we will need to expand our clinical development, manufacturing capacity, facilities, business development and marketing activities to support the future development of our programs. Based on cash projections, we expect that cash on hand and revenue from operations will be sufficient to fund our existing operations for at least the next four years. However, our future capital needs will depend on many factors, including the continued successful commercialization of Xolair, progress in our research and development activities, the size and design of our clinical trials, commercialization activities, the costs and magnitude of product or technology acquisitions, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, establishing additional collaboration and licensing arrangements, potential merger and acquisition activities, and manufacturing scale-up costs and marketing activities, if we undertake those activities. Consequently, we may need to raise additional funds and we may issue additional shares of common stock or other equity securities.

We filed a universal shelf Registration Statement with the Securities and Exchange Commission (SEC) on May 27, 2005. If and when declared effective, the shelf registration would permit us to sell up to $100 million of equity or debt securities in one or more offerings. We expect to use the net proceeds from sales of securities under this shelf registration statement to provide additional funding for development of products in our drug development pipeline, potential product acquisition or licensing opportunities and general corporate purposes. The terms of any offering of securities will be made public in a subsequent filing with the SEC at the time of any such sale. We have no immediate plans to offer or sell any securities under this registration filing.

We also filed a Registration Statement with the SEC on May 27, 2005 covering the resale, from time to time, of up to 525,000 shares of common stock by Sunol and its shareholders to whom a portion of those shares have been distributed. This registration statement was filed pursuant to the terms of a registration rights agreement entered into in connection with the acquisition of the tissue factor antagonist program acquisition. The registration statement was declared effective on July 20, 2005.

Forward-Looking Information and Risk Factors that May Affect Future Results

All statements in this Form 10-Q other than statements of historical facts are “forward-looking statements” for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward-looking statements can generally be identified by the use of terminology such as “believes,” “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue” or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this report are reasonable, we cannot assure you that they will prove to be correct. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth below, and actual results could differ materially from those projected or assumed in the forward-looking statements due to a number of factors, including:

•	our ability to develop safe and effective drugs;

•	failure to achieve positive results in preclinical and toxicology studies in animals and clinical trials in humans;

•	failure to economically and timely manufacture sufficient amounts of our products for clinical trials and commercialization activities;

•	failure to receive, or delay in receiving, marketing approval for our products;

•	failure to successfully finance and commercialize our products, including gaining market acceptance;

•	our ability to manage relationships with collaboration partners;

•	our ability to obtain, maintain and successfully enforce patent and other proprietary rights protection of our products;

•	variability of royalty, license and other revenues;

•	our ability to use our manufacturing capacity and facilities costs effectively and in accordance with regulatory requirements;

•	our ability to enter into future collaboration agreements to support our research and development activities;

•	drug withdrawal from the market due to rare adverse reactions caused by the marketed drug;

•	our ability to secure licenses from third parties holding patents that may affect the manufacture or marketing of our products;

•	competition and technological change;

•	existing and future regulations affecting our business, including the content, timing of submissions and decisions made by the FDA and other regulatory agencies;

•	governmental changes affecting Medicare and the healthcare and pharmaceutical industries including policies that affect coverage and levels of reimbursement for sales of our products; and

•	our ability to hire and retain experienced managers and scientists.

The following section discusses important risks and uncertainties that could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of our common stock.

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

Products that appear promising in research or early phases of development may not reach later stages of development or be submitted for marketing approval for a number of reasons, including:

•	The product is found to be less effective than required (our clinical trials fail to achieve their primary endpoint(s)) or cause serious adverse reactions or side effects in patients participating in the trials; often these reactions may not be detectable in small, early stage trials and can only be identified when the product is administered to a larger patient base, as in Phase 3 trials or following market approval;

•	The commercial introduction of competitive drugs that have greater efficacy or safety than our product or otherwise adversely impact the risk/benefit profile of our product;

•	Inability to develop manufacturing methods that are efficient, cost-effective and capable of meeting stringent regulatory standards; and

•	Proprietary rights of third parties, which cover our products and for which we are not able to secure licenses on reasonable terms.

Our products other than Xolair require significant additional laboratory development or clinical trials before they can be submitted for marketing approval. We have limited capacity to conduct and manage clinical trials, and we rely on third parties, potentially including collaborative partners and contract research organizations, to assist us in these efforts. Our reliance on third parties may result in delays in completing, or failing to complete, clinical trials if our collaborators or contractors fail to perform under our agreements with them.

We may be unable to enroll sufficient patients in a timely manner in order to complete our clinical trials.

The speed with which we are able to enroll patients in clinical trials is an important factor in determining how quickly we may complete clinical trials and the cost of running those trials. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, perceived risks and benefits of the drug under study, whether the drug will continue to be made available to the patient following completion of the trial, and other ongoing trials directed at the same indication. Any of these factors may make it difficult for us to enroll enough patients to complete the trials.

Delays in patient enrollment will result in increased costs and program delays, which could slow down our product development and approval process. Even if the trials are ultimately completed and the product is approved for sale, a program delay could compromise the commercial viability of our drug relative to competitive therapies, which could materially harm our business and results of operations.

If we do not receive and maintain regulatory approvals, we will not be able to market our products.

The biotechnology and pharmaceutical industries are subject to stringent regulation with respect to product safety and efficacy by various international, federal, state and local authorities. Of particular significance are the FDA’s requirements covering R&D, testing, manufacturing, quality control, labeling and promotion of drugs for human use. A biotherapeutic cannot be marketed in the United States until it has been approved by the FDA, and then can only be marketed for the indications approved by the FDA. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of a Biologics License Application, are substantial and can require a number of years.

Our collaboration partners have secured approval to market Xolair in the United States, Australia, Brazil, Canada, Dominican Republic, Guatemala, Israel, New Zealand and Venezuela. While Novartis received a positive opinion from the CHMP, recommending that the European Commission grant marketing authorization to Xolair for the treatment of severe persistent allergic asthma in adult and adolescent patients (ages 12 and above), the favorable opinion from the Committee is a step in the process of achieving formal marketing approval from the European Commission. There can be no assurance that Xolair will be approved for sale in any new market.

As a company, Tanox has not prepared or submitted any marketing approval applications to the FDA or any other regulatory agency for any of its products. The FDA can delay, limit or not grant marketing approval for our products for many reasons, including:

•	their belief that a product candidate is not safe and effective;

•	their interpretation of data from preclinical testing and clinical trials may be different than our interpretation;

•	failure of our manufacturing processes or facilities or those of our collaboration partners to meet cGMP standards; and

•	changes in its approval policies and guidelines or adoption of new regulations.

The process of obtaining approvals to manufacture and market our products in foreign countries is subject to delay and failure for the same reasons.

Even if we secure marketing approval for a product, the approval may be conditioned on our successful completion of post-marketing clinical studies. In addition, each marketed product and its manufacturer continue to be subject to strict regulation after approval. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including, for example, changes in its labeling, written notices to physicians or a product recall.

Delays in receiving or failing to receive regulatory approvals, or losing previously received approvals, would delay or preclude product commercialization, which would adversely affect our business, financial condition and results of operations.

We are subject to the uncertainty related to reimbursement policies and healthcare reform measures.

In recent years, there has been legislation and numerous proposals to change the healthcare system in the United States. Some of these measures limit or eliminate payments for medical procedures and treatments or subject pharmaceutical product pricing to government control. In addition, as a result of marketplace pressures, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drug products. Consequently, significant uncertainty exists as to the reimbursement status of newly-approved healthcare products. If we succeed in bringing one or more of our products to market, we cannot assure you that third-party payors will consider them cost effective or allow reimbursement to the consumer at price levels sufficient for us to realize an appropriate return on our investment in product development or to even realize a profit.

Significant changes in the healthcare system in the United States or elsewhere, including changes resulting from adverse trends in third-party reimbursement programs, could materially reduce our potential profitability and harm our ability to raise the capital we would need to continue our operations. Furthermore, even though initial insurance and Medicare/Medicaid coverage of Xolair is encouraging, reimbursement proposals may negatively affect our collaborators’ commercialization of Xolair, which could also adversely affect our business, financial condition and results of operations.

New accounting pronouncements or regulatory rulings may impact our future financial position or results of operations.

There may be new accounting pronouncements or regulatory rulings which may have an impact on our future financial position or results of operations. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 (Revised) “Share-Based Payment.” The statement eliminates the ability to account for stock-based compensation using APB 25 and requires such transactions to be recognized as compensation expense in the statement of operations based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award. On April 14, 2005, the FASB delayed the implementation dates for this statement. Tanox will adopt this statement on January 1, 2006 using a modified prospective application. As such, the compensation expense recognition provisions will apply to new awards and to any awards modified, repurchased or cancelled after the adoption date. Additionally, for any unvested awards outstanding at the adoption date, we will recognize compensation expense over the remaining vesting period.

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

Risks Relating to our Industry, Business and Strategy

Our ability to become a profitable fully integrated biopharmaceutical company will depend on the continued commercial success of Xolair and on the success of TNX-355, which is still in development, or our success in securing, developing and commercializing new clinical candidates. If we are unable to commercialize TNX-355 or experience significant delays in doing so, and if we are unable to secure new development candidates, our business may be harmed.

We anticipate that, in the near term, our ability to become profitable will depend on the success of our collaboration partners in generating significant levels of sales of Xolair. In the longer term, an important part of our strategy is to become a fully integrated biopharmaceutical company. Our ability to do so will depend on the successful development, approval and commercialization of TNX-355, our most advanced product candidate, TNX-832, or potential new clinical stage drug candidates that we may develop or otherwise in-license or acquire.

All of our product candidates, other than TNX-355 and TNX-832, are in preclinical development or in research, and we do not expect to seek regulatory approval of these candidates for many years, if ever. A significant portion of the research that we are conducting involves new and unproven technologies. Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources whether or not we ultimately identify any candidates. Our research programs may show promise initially in identifying potential product candidates, yet fail to yield product candidates for clinical development.

In addition, if we do not achieve the clinical endpoints in our Phase 2 study of TNX-355 or in the Phase 1/2 study of TNX-832, we may decide to terminate development of those products. Even if we reach our endpoints, the results of the trials may indicate that further development and, assuming marketing approval, commercialization of TNX-355 or TNX-832 would not be economically viable. In that event, we would need to in-license or acquire suitable product candidates or products from third parties, and we may not be able to so for a number of reasons. The licensing and acquisition of pharmaceutical products is highly competitive. A number of more established companies, including large pharmaceutical companies, are aggressively pursuing strategies to license or acquire products in the fields in which we are interested. These established companies have a competitive advantage over us due to their size, cash and other resources, and greater clinical development and commercialization capabilities and experience. Other factors that may prevent us from licensing or otherwise acquiring suitable product candidates include the following:

•	we may be unable to license or acquire the relevant technology on terms that would allow us to make an appropriate return from the product;

•	companies that perceive us to be their competitors may be unwilling to assign or license their product rights to us; or

•	we may be unable to identify suitable products or product candidates within our areas of expertise.

Even if we are successful in developing and securing marketing approval of TNX-355, TNX-832 or other in-licensed or acquired product candidates, we may be unable to successfully launch, market or otherwise commercialize the product.

If we are unable to identify suitable potential product candidates through internal research programs or by acquiring drugs or drug candidates from third parties, or if we are unable to successfully develop, launch, market or commercialize the product(s) (assuming approval for marketing), our goal of becoming a fully integrated biopharmaceutical company will not materialize, and our profit potential will be harmed.

Failure to secure future collaboration partners for our other products or failure by those partners to develop, manufacture, market or distribute those products, may delay or significantly impair our ability to generate revenues or profit.

We intend to rely on future collaboration partners to develop, manufacture, commercialize, market or distribute certain of our products. Many of our competitors are similarly seeking to develop or expand their collaboration and license arrangements with pharmaceutical companies. The success of these efforts by our competitors could have an adverse impact on our ability to form future collaboration arrangements. Also, the pharmaceutical companies that we may target for one or more of our product candidates might require a profit return that is greater than what our product may be able to deliver. The process of establishing collaborative relationships is difficult and time consuming and involves significant uncertainty. We cannot assure you that we will be able to negotiate acceptable collaboration agreements in the future. To the extent that we are unable to enter into future collaboration agreements, we would encounter increased capital requirements to undertake research, development and marketing at our own expense, and, in some cases, may have to discontinue development of one or more products. Assuming we are able to continue to develop certain products on our own, we may experience significant delays in introducing our product candidates or find that the absence of these collaboration agreements adversely affects our ability to manufacture or sell our product candidates, particularly outside the United States.

Even if we enter into future collaborative agreements, we cannot assure you that efforts under these agreements will succeed because:

•	the contracts may fail to provide significant protection or may become unenforceable if the partners fail to perform;

•	our partners may not commit enough capital or other resources to successfully develop, market or distribute our products;

•	our partners may not continue to develop and commercialize products resulting from our collaborations; and

•	disputes with our partners may arise that could delay or terminate our product candidates’ research, development or commercialization or result in significant litigation or arbitration.

If any of these risks occur, our product development and productivity may suffer.

We face intense competition and rapid technological change that could result in products superior to the products we are developing.

The biotechnology and pharmaceutical industries are subject to rapid and significant technological change. We have numerous competitors in the United States and abroad, including, among others, major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. These competitors may develop technologies and products that are more effective or less costly than, or otherwise preferable to, any of our current or future products, and that could render our technologies and products obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, production and marketing capabilities than we do. We cannot be certain that one or more companies will not receive patent protection that dominates, blocks or otherwise adversely affects our product development or business. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of pharmaceutical products and obtaining FDA and other regulatory approvals of products. If we succeed in achieving commercial sales of our products, we also will be competing in commercial manufacturing efficiency and marketing capability, areas in which we have no experience. Our competitors may obtain FDA approval for products sooner or be more successful in manufacturing and marketing their products than are we or our collaborators.

Products currently exist in the market that will compete directly with the products that we seek to develop. Any product candidate that we develop and that obtains regulatory approval must then compete for market acceptance among physicians, patients, healthcare payors and the medical community, as well as for market share. Significant factors in determining whether we will be able to compete successfully include:

•	relative efficacy and safety of our products;

•	timing and scope of regulatory approval;

•	product availability;

•	potential advantages over alternative treatment methods;

•	development, marketing, distribution and manufacturing capabilities and support of our collaborators, if any;

•	reimbursement coverage from Medicare/Medicaid, insurance companies and others;

•	price and cost-effectiveness of our products;

•	ability to produce drug candidates in commercial quantities at a reasonable cost;

•	scope of patent protection for our products; and

•	availability of licenses under third party technology and patent rights.

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

Our business exposes us to potential product liability risks, which are inherent in testing, manufacturing, marketing and selling pharmaceutical products. We may be held liable if any product we develop, or any product that uses or incorporates any of our technologies, causes injury or is found otherwise unsuitable during clinical testing, manufacturing, marketing or sale. We cannot assure you that we will be able to avoid product liability exposure.

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

Our results of operations and future prospects are highly dependent on increasing the sales of our only commercial product, Xolair. Our revenues in 2004 and thus far in 2005 consisted largely of revenue from product sales of Xolair, and we expect that revenues from sales of Xolair will constitute a larger percentage of our revenue in the next several years. Even though the FDA approved Xolair and initial insurance and Medicare/Medicaid coverage is encouraging, we cannot be certain that physicians and patients will continue to widely accept Xolair as a treatment for its approved indication in the United States or in any foreign markets. A number of factors may affect the rate and level of Xolair’s market acceptance, including:

•	the effectiveness of Novartis’ and Genentech’s sales and marketing efforts;

•	the perception by physicians and other members of the healthcare community of Xolair’s safety, efficacy and benefits compared to those of competing products or therapies;

•	the willingness of additional physicians to adopt a new asthma treatment regimen;

•	Xolair’s price relative to other products or competing treatments;

•	the availability of third-party reimbursement;

•	the ability to conduct the Phase 4 commitment studies and the impact of the study results on the labeling of Xolair;

•	the ability to secure marketing approval for Xolair in other major markets, including Europe and Asia;

•	regulatory developments related to manufacturing or using Xolair;

•	the results of clinical development efforts for new indications of Xolair, and the scope and timing of additional marketing approvals and favorable reimbursement programs for any such expanded use;

•	availability of sufficient quantities of Xolair for commercial and clinical purposes;

•	increased competition for Xolair from new or existing products, which may demonstrate better safety, efficacy, cost-effectiveness or ease of administration than Xolair; and

•	adverse side effects or unfavorable publicity concerning Xolair.

If the level of Xolair sales declines or fails to increase, our financial condition, results of operations and future potential would be significantly harmed.

We have limited experience in manufacturing and may encounter manufacturing problems or delays that could result in delayed clinical trials. Our own ability to manufacture products on a commercial scale is uncertain.

We own a pilot manufacturing facility in Houston, Texas, and recently assumed the lease on a manufacturing facility in San Diego, California, which we intend to use to manufacture clinical trial materials and potentially initial commercial products.

To develop products, we require sufficient quantity and quality of manufactured product for clinical trials. Regulatory or technical manufacturing issues that we may encounter could delay clinical development of our products. Any failure to produce these clinical requirements, either as a result of our inability to produce in accordance with cGMP or due to inadequate manufacturing capacity, can delay the commencement or continuation of our clinical trials.

To commercialize our products successfully, we must manufacture our products in commercial quantities in compliance with regulatory requirements and at an acceptable cost. If the manufacturing facilities used to produce our products cannot pass pre-approval or periodic plant inspections, the FDA and other regulatory agencies may not approve our products for sale or may delay or bar their further sale. In order to obtain regulatory approvals and to create capacity to produce our products in sufficient quantities for commercial sale at an acceptable cost, we will have to develop or acquire additional technology for commercial scale manufacturing and build or otherwise obtain access to adequate facilities, which will require substantial additional funds. We will also be required to demonstrate to the FDA and corresponding foreign authorities our ability to manufacture our products using controlled, reproducible processes. We cannot assure you that we, operating alone or with the assistance of others, can develop the necessary manufacturing technology or that we will be able to fund or build an adequate commercial manufacturing facility necessary to obtain regulatory approvals and to produce adequate commercial supplies of our potential products on a timely basis.

Manufacturing changes may result in delays in obtaining regulatory approval or marketing for our products.

If we make changes in the manufacturing process of our products and product candidates once we begin clinical development, we may be required to demonstrate to the FDA and corresponding foreign authorities that the changes have not caused the resulting drug material to differ significantly from the drug material previously produced. Changing the manufacturing site is considered to be a change in the manufacturing process, and therefore moving production to our San Diego manufacturing facility from our Houston pilot plant will entail manufacturing changes. Further, any significant manufacturing changes for the production of our product candidates could result in delays in development or regulatory approval. Our inability to maintain our manufacturing operations in compliance with applicable regulations within our planned time and cost parameters could materially harm our business, financial condition and results of operations.

With respect to our TNX-355 antibody product, we will need to show that the drug material we produce in the San Diego manufacturing facility for the Phase 3 studies will be sufficiently similar to the product that was used for the Phase 2 study in order to avoid delays in development or regulatory approval for this antibody product. Additionally, showing comparability between the material we produce before and after manufacturing changes is particularly important if we want to rely on results of prior preclinical studies and clinical trials performed using the previously produced drug material. Depending upon the type and degree of differences between the newer and older drug material, we may be required to conduct additional animal studies or human clinical trials to demonstrate that the newly produced drug material is sufficiently similar to the previously produced drug material.

We have made manufacturing changes and are likely to make additional manufacturing changes for the production of our products currently in clinical development. These manufacturing changes or an inability to immediately show comparability between the older material and the newer material after making manufacturing changes could result in delays in development or regulatory approvals or in reduction or interruption of commercial sales and could impair our competitive position.

We lack sales and marketing experience, which makes us depend on third parties for their expertise in this area.

Under the terms of our collaboration agreements, Novartis and Genentech have exclusive marketing rights to Xolair and other collaboration anti-IgE products, and the revenues we receive from Xolair will depend primarily on the marketing and sales efforts of our collaboration partners. However, commercialization rights may revert back to us if our collaborators terminate our relationship. Furthermore, we intend to retain marketing rights, particularly in the United States and selected Asian countries, for other potential products that we can develop and sell effectively with a small, targeted sales force. We currently have no sales, marketing or distribution capabilities. If Xolair marketing rights revert to us or if we elect to market other products directly, we would require significant additional management expertise and have to make significant additional expenditures to develop an internal marketing function and a sales force. We cannot assure you that we would be able to establish a successful marketing and sales force should we choose to do so.

Risks Related to Financial Results and Need for Financing

We have a history of net losses; we expect to continue to incur net losses and we may never achieve or maintain profitability.

We have incurred net losses since our inception. As of June 30, 2005, we had an accumulated deficit of approximately $119.7 million, including a net loss of approximately $25.9 million for the six months ended June 30, 2005. Our losses have primarily been the result of costs incurred in our research and development programs and from our general and administrative costs.

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

Our ability to achieve and maintain long term profitability depends to a significant extent on the continued successful commercialization of Xolair. It will also depend on our successfully completing preclinical and clinical trials, obtaining required regulatory approvals and successfully manufacturing and marketing our other current and future product candidates. We cannot assure you that we will be able to achieve any of the foregoing or that we will be profitable even if we successfully commercialize our products.

The market price of our common stock has been volatile.

Like other stocks of biopharmaceutical companies, the market price for our common stock has been and may continue to be volatile. Since January 1, 2003, our stock price ranged from $8.03 to $22.74. Factors that may have contributed to the volatility of our stock during this period included:

•	FDA approval of Xolair;

•	Reported sales volume of Xolair;

•	Results of clinical trials; and

•	General market conditions, including particularly the biotechnology company segment.

Failure by Novartis or Genentech to develop, manufacture, market or distribute Xolair would impair our ability to generate revenues.

Under the terms of our collaboration agreements, Novartis and Genentech are generally responsible for conducting clinical trials on, obtaining regulatory approval for, and manufacturing, marketing and distributing Xolair. As a result, our ability to profit from Xolair and any other anti-IgE products covered by our collaboration agreements with Genentech and Novartis depends in large part on their performance. We cannot control the amount and timing of resources Novartis and Genentech will devote to any of our products. If Novartis or Genentech experiences manufacturing or distribution difficulties, does not actively market Xolair or other partnered anti-IgE products or does not otherwise perform under our collaboration agreements, our potential for revenue from these products will be dramatically reduced. Novartis and Genentech may terminate our collaboration agreements, and, in that event, we would experience increased capital requirements to undertake development and marketing at our expense. We cannot assure you that we would be able to manufacture, market and distribute Xolair or our other anti-IgE products on our own.

We may need additional financing, but our access to capital funding is uncertain, and issuance of additional common stock could dilute existing stockholders.

Our current and anticipated development projects require substantial additional capital. While we expect that our cash on hand, together with our revenue from Xolair, will fund our existing operations for the next four years, our future capital needs will depend on many factors, including the commercial success of Xolair, receiving royalty and milestone payments from our collaboration partners, making progress in our TNX-355 and TNX-832 clinical trials, other research and development activities and entering into additional collaboration agreements. Our capital requirements may also depend on the progress and level of costs associated with preclinical studies and clinical trials, the costs associated with acquisitions of new product candidates by licensing or otherwise, the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements and the cost of manufacturing scale-up and development of marketing activities, if undertaken by us. We do not have committed external sources of funding and we cannot assure you that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, Tanox’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

From time to time Tanox is a defendant in lawsuits incidental to its business. Management believes that the outcome of these lawsuits will not be material to Tanox’s financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

At our 2005 Annual Meeting of Shareholders held on June 10, 2005, the stockholders of the Company elected the following persons as Class II directors for a term of three years by votes indicated:

Name	Number of Votes For	Number of Votes Withheld
Heinz W. Bull	37,763,648	473,939
Tse Wen Chang, Ph.D.	35,197,496	3,040,091

The other directors whose terms of office as director continue after the meeting are Osama I Mikhail, Peter G. Traber, Nancy T. Chang and William J. Jenkins.

Item 6. Exhibits

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

TANOX, INC.

Date: August 4, 2005	By:	Nancy T. Chang .
Nancy T. Chang President and Chief Executive Officer

Date: August 4, 2005	By:	Gregory P. Guidroz .
Gregory P. Guidroz Vice President of Finance