Form 10-Q
period 2005-09-30
TANOX INC
filed 2005-11-03
CIK 1099414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common shares outstanding at October 31, 2005: 44,849,438.

TANOX, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2005

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

TANOX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares and Per Share Data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,017	$5,284
Restricted cash	5,000	5,000
Short-term investments	120,921	152,960
Interest receivable	896	2,149
Accounts receivable	8,521	6,049
Accounts receivable from related party	88	44
Prepaid expenses and other	3,135	2,294

Total current assets	178,578	173,780

LONG-TERM INVESTMENTS	6,000	39,267

PROPERTY, PLANT & EQUIPMENT, NET	30,691	25,506

OTHER ASSETS	1,558	—

TOTAL ASSETS	$216,827	$238,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,851	$2,399
Accrued liabilities	3,839	6,092
Accrued arbitration award	1,661	864
Deferred revenue	562	—
Note payable to bank	5,000	—

Total current liabilities	13,913	9,355

LONG –TERM LIABILITIES:
Note payable to bank	—	5,000

Total long-term liabilities	—	5,000

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 120,000,000 shares authorized 45,399,558 and 44,531,998 shares issued, and 44,844,858 and 43,977,298 shares outstanding in 2005 and 2004, respectively	454	445
Additional paid-in capital	330,939	322,671
Treasury stock, at cost; 554,700 shares in 2005 and 2004	(6,261)	(6,261)
Accumulated other comprehensive income	879	1,178
Accumulated deficit	(123,097)	(93,835)

Total stockholders’ equity	202,914	224,198

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$216,827	$238,553

See accompanying notes to condensed consolidated financial statements.

TANOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES:
Royalties, net of arbitration award	$7,603	$2,298	$20,712	$7,810
Royalties from related party, net of arbitration award	67	17	149	44
Development agreements, licensing fees and manufacturing rights	663	103	748	3,610
Development agreements from related party	14	48	43	3,455

Total revenues	8,347	2,466	21,652	14,919

OPERATING COSTS AND EXPENSES:
Research and development	11,402	6,622	35,156	18,698
Acquired in-process research and development	—	—	13,680	—
General and administrative	1,515	1,639	5,270	5,150

Total operating costs and expenses	12,917	8,261	54,106	23,848

LOSS FROM OPERATIONS	(4,570)	(5,795)	(32,454)	(8,929)

OTHER INCOME (EXPENSE):
Interest income	1,279	941	3,435	2,745
Interest expense	(59)	(33)	(155)	(126)
Other, net	(33)	(26)	(88)	(137)

Total other income	1,187	882	3,192	2,482

NET LOSS	$(3,383)	$(4,913)	$(29,262)	$(6,447)

BASIC LOSS PER SHARE	$(0.08)	$(0.11)	$(0.66)	$(0.15)

DILUTED LOSS PER SHARE	$(0.08)	$(0.11)	$(0.66)	$(0.15)

SHARES USED IN COMPUTING LOSS PER SHARE:

Basic	44,063	44,006	44,596	44,014

Diluted	44,063	44,006	44,596	44,014

COMPREHENSIVE LOSS:
Net loss	$(3,383)	$(4,913)	$(29,262)	$(6,447)
Foreign currency translation adjustment	3	—	3	—
Unrealized gain (loss) on available-for-sale investments	21	(221)	(302)	237

TOTAL COMPREHENSIVE LOSS	$(3,359)	$(5,134)	$(29,561)	$(6,210)

See accompanying notes to condensed consolidated financial statements.

TANOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,262)	$(6,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,901	1,895
Acquired in-process research and development	13,680	—
Compensation expense related to stock options	27	30
Changes in operating assets and liabilities:
Increase in receivables and other assets	(3,662)	(19)
Decrease in current liabilities	(442)	(8,691)

Net cash used in operating activities	(16,758)	(13,232)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(8,086)	(6,978)
Cash paid for acquisition of in-process research and development	(6,000)	—
Purchases of investments	(133,805)	(214,435)
Maturities and sales of investments	198,809	222,430
Decrease in restricted cash	—	5,518
Loss on disposal of PP&E	—	38

Net cash provided by investing activities	50,918	6,573

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	570	492

Net cash provided by financing activities	570	492

IMPACT OF EXCHANGE RATES ON CASH	3	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,733	(6,167)

CASH AND CASH EQUIVALENTS:
Beginning of period	5,284	21,450

End of period	$40,017	$15,283

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Capital contribution from forgiveness of note payable by a related party	—	10,000
Capital contribution from forgiveness of interest by a related party	—	742
Unrealized gain (loss) on available-for-sale investments	(302)	237
Common stock issued for acquisition of in-process research and development	7,680	—

See accompanying notes to condensed consolidated financial statements.

TANOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(UNAUDITED)

1. Basis of Consolidation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of Tanox, Inc. and its wholly owned subsidiaries (collectively the Company or Tanox). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal recurring nature. These condensed consolidated interim financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2005.

2. Reclassification

As of September 30, 2004, Tanox reclassified auction rate securities of $25.2 million from cash and cash equivalents to short-term investments. The accompanying consolidated statement of cash flows for the nine months ended September 30, 2004 has been adjusted to reflect these reclassifications.

3. Revenues

Development Agreements, Licensing Fees and Manufacturing Rights. Development agreement revenue includes reimbursement from Genentech, Inc. (Genentech) and Novartis Pharma AG (Novartis) of selected current quarter clinical trial costs incurred for TNX-901. Licensing fee revenue includes payments received in exchange for rights to license and sublicense Tanox’s technology or product rights. Manufacturing rights revenue represent amounts received by Tanox from Genentech and Novartis in consideration for Tanox’s relinquishment in 2004 of any rights it had to manufacture Xolair. Manufacturing rights revenue is based on the quantity of Xolair produced. Tanox received its first manufacturing rights payment of $650,000 in the third quarter of 2005, which was based on the quantity of Xolair produced in the first two quarters of 2005.

Royalties and Profit Sharing. Royalty revenues of $7.7 million and $2.3 million on the net sales of Xolair® (omalizumab), for the quarters ended September 30, 2005 and 2004, respectively, were calculated based on net sales reported to Tanox by Genentech and Novartis. For the nine months ended September 30, 2005, $20.9 million in Xolair royalty revenue was recorded compared to $7.9 million for the same period in 2004. Royalty revenue is net of amounts which are payable by Tanox to its former attorneys (see Note 9. Commitments and Contingencies).

Under the Company’s collaboration agreements, Tanox also shares in Novartis’ net profits from sales of Xolair in the U.S. Tanox received a payment of $562,000 from Novartis in the third quarter of 2005 representing its share of U.S. net profits from Novartis’ sales of Xolair in the first two quarters of 2005. The Company disagrees with Novartis’ calculation of Tanox’s share of net profits. Accordingly, the payment received from Novartis has been recorded as deferred revenue as the parties continue to discuss the calculation.

In the United States, Tanox receives royalties on sales of Xolair and other collaboration products and receives a share of Novartis’ net profits on these sales. The Company also receives royalties on sales of Xolair and other collaboration products outside the U.S. Novartis profit sharing and rest-of-world royalty payments are net of certain credits, which, at September 30, 2005, approximated $1.7 million. In addition, as a result of an adverse arbitration award, 10% of all royalties received by Tanox on sales of Xolair and certain other anti-IgE products will be payable to its former attorneys, up to a maximum of $300 million. The Company expects that the net amount it will receive from Xolair sales, taking into account both the foregoing credits and the amount payable to its former attorneys, will be in the range of 8% to 12% of net sales depending on the sales level achieved and geographic distribution of the sales.

4. Cash, Cash Equivalents, Short-term and Long-term Investments

Cash equivalents consist of highly liquid investments with original maturities of three months or less. Management determines the appropriate classification of its cash equivalents, short-term investments and long-term investments at the time of purchase, subject to reclassification (see Note 2). Investments consist of investment grade corporate bonds, commercial paper, asset-backed securities, auction-rate securities and government agency securities with maturities of less than three years from the balance sheet date. Certain investments are classified as held-to-maturity and carried at amortized cost in the accompanying financial statements. The Company’s available-for-sale investments are stated at fair value based on the quoted market price of the investment. Unrealized gains and losses on available-for-sale investments are reported as other comprehensive income (loss), which is a separate component of stockholders’ equity. For the quarter ended September 30, 2005, the fair value of Tanox’s available-for-sale investments increased by $21,000 versus a decrease in value of $221,000 for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, the fair value of these available-for-sale investments decreased by $302,000 versus an increase in value of $237,000 for the same period ended September 30, 2004.

Tanox’s net carrying value of cash and cash equivalents (including restricted cash) at September 30, 2005 and December 31, 2004, was $45.0 million and $10.3 million, respectively.

Investments consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Held-to-maturity investments	$81,779	$115,241
Available-for-sale investments	39,142	37,719

Total short-term investments	120,921	152,960
Held-to-maturity investments – long-term	6,000	39,267

	$126,921	$192,227

The fair value of these investments at September 30, 2005 and December 31, 2004, was $126.6 million and $191.4 million, respectively.

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

Anti-Tissue Factor Program

On March 31, 2005, the Company acquired a tissue factor antagonist program for the potential treatment of acute lung injury (ALI)/acute respiratory distress syndrome (ARDS) from Sunol Molecular Corporation. In addition to ALI/ARDS, Tanox believes the anti-tissue factor monoclonal antibodies acquired from Sunol have the potential to treat cancer and other diseases that result from over expression of tissue factor and related coagulation abnormalities. In consideration for the tissue factor antagonist program, the Company issued an aggregate of 800,000 shares of its common stock and paid $6.0 million in cash to Sunol. Of the shares issued, 275,000 shares will be held in escrow for up to three years after closing to secure indemnification obligations under the Asset Purchase Agreement. As part of the program, the Company received all tissue factor antagonist assets of Sunol, including anti-tissue factor monoclonal antibodies and related technologies and intellectual property, as well as non-exclusive rights to certain technologies and related intellectual property for protein and antibody expression. Based upon the closing price of the Company’s common stock on March 31, 2005, the fair value of the acquired assets was $13.7 million, including the $6 million paid in cash. As of the acquisition date, the acquired program was still in early development stage, had not reached technological feasibility and had no alternative future use. Accordingly, the Company recorded the $13.7 million purchase price as an acquired in-process research and development expense.

6. Line of Credit Note

Tanox borrowed $5.0 million in September 2002 from a bank under a $16.0 million Revolving Line of Credit Note Agreement. Under the terms of the Agreement, Tanox may secure advances up to the aggregate principal amount of $16.0 million, the proceeds of which can be used to finance the purchase of property, plant and equipment. The outstanding balance is payable in full on September 27, 2006, and advances bear interest at the lesser of the Prime Rate or LIBOR plus 1%, which at September 30, 2005 was 4.875%. The Note is collateralized with cash and investments equal to or greater than 100% of the outstanding principal balance of the Note.

7. Net Loss per Share

Financial Accounting Standards Board (FASB) No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as basic EPS, except that diluted EPS reflects the potential dilution that would occur if outstanding options and warrants were exercised. Tanox incurred net losses for the three and nine month periods ended September 30, 2005 and 2004; therefore, all options outstanding for each of the periods were excluded from the computation of diluted EPS because they would have been antidilutive.

8. Stock-Based Compensation

Tanox has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”) effective December 2002. SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, with regard to the measurement of compensation cost for options granted under our stock-based compensation plans. Under the intrinsic value method described in APB Option No. 25, no compensation expense is recognized if the exercise price of the employee stock option equals the market price of the underlying stock on the date of the grant. For the three months ended September 30, 2005 and 2004, no compensation expense was recorded.

Assuming the compensation cost for the stock option plans had been determined pursuant to the fair value method under SFAS No. 123, Tanox’s pro forma net loss would have been as follows (in thousands, except per share data):

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
Net loss -
As reported	$(3,383)	$(4,913)	$(29,262)	$(6,447)
Stock option compensation expense if the fair value method had been applied	(1,371)	(979)	(4,226)	(3,819)

Pro forma net loss	$(4,754)	$(5,892)	$(33,488)	$(10,266)

Loss per share – Basic and Diluted
As reported	$(0.08)	$(0.11)	$(0.66)	$(0.15)
Pro forma	$(0.11)	$(0.13)	$(0.75)	$(0.23)

9. Commitments and Contingencies

Tanox had been engaged in litigation in connection with a fee dispute with the law firms that represented the Company in litigation with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award entitling the attorneys to receive (i) approximately $3.5 million, including interest, (ii) payments ranging from 33-1/3% to 40% of the future milestone payments, in excess of the first $1 million, Tanox would receive from Genentech following product approval, and (iii) 10% of the royalties that Tanox would receive on all sales of certain anti-IgE products, including Xolair. The 10% of royalties received by Tanox is required to be paid to the attorneys within 30 days of the end of the calendar quarter in which the royalty payments are received by Tanox. At September 30, 2005, Tanox had an accrued liability of approximately $1.7 million with respect to the amounts that would be payable to the attorneys on royalties received or receivable by Tanox on net sales of Xolair.

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

Xolair

Xolair was developed in collaboration with Genentech, Inc. (Genentech) and Novartis Pharma AG (Novartis). In the United States, Xolair is labeled for treatment of adults and adolescents (12 years of age and above) with moderate-to-severe persistent asthma who have a positive skin test or in vitro reactivity to a perennial aeroallergen and whose symptoms are inadequately controlled with inhaled corticosteroids. Xolair was approved for use in the U.S. by the Food and Drug Administration (FDA) in June 2003.

In the third quarter of 2005, we recorded net royalty revenue of $7.7 million from sales of Xolair and $20.9 million for the nine month period ended September 30, 2005, versus $2.3 million and $7.9 million for the same periods in 2004. Under our collaboration agreements with Genentech and Novartis, we receive royalties on the net sales of Xolair and share in Novartis’ net profits from sales of Xolair in the United States. Over the next several years, we expect our principal revenues will be royalties and profit-sharing payments related to sales of Xolair, which will be in the range of 8 percent to 12 percent of net worldwide sales.

We received a payment of $650,000 from Genentech and Novartis in the third quarter of 2005 based on the quantity of Xolair produced in the first and second quarters of 2005. Under the terms of the February 25, 2004 Tripartite Collaboration Agreement (TCA) between Tanox, Genentech and Novartis, Tanox relinquished any rights it had to manufacture Xolair and in exchange receives payments based on the quantity of Xolair produced. This is the first manufacturing rights payment Tanox has received. Over the next several years, manufacturing rights payments could be a material source of revenue for Tanox.

Under our collaboration agreements, we also share in Novartis’ net profits from sales of Xolair in the U.S. We received a payment of $562,000 from Novartis in the third quarter of 2005 representing our share of U.S. net profits from Novartis’ sales of Xolair in the first two quarters of 2005. We disagree with Novartis’ calculation of Tanox’s share of net profits. Accordingly, the payment received from Novartis has been recorded as deferred revenue as the parties continue to discuss the calculation.

The third quarter of 2005 was the eighth consecutive quarter since the launch of Xolair in the third quarter of 2003 that net U.S. sales of the drug have increased. Genentech reported net U.S. sales of Xolair in the quarter of $81.6 million, an increase of 51 percent versus the third quarter of 2004. Based on information provided by Genentech, an increased number of patients have been referred for treatment with Xolair. According to Genentech, approximately 6,000 new patients were prescribed Xolair in the third quarter of 2005. In addition, the prescriber base for Xolair increased by 500 specialists in the third quarter to approximately 7,500, or 75 percent of the initial target physician population. According to Genentech, approximately 85 percent of patients referred for Xolair therapy in the United States were approved for insurance reimbursement.

On October 27, 2005, Novartis announced that the European Commission had granted marketing authorization in all 25 European Union member states for Xolair. In Europe, Xolair is licensed as add-on therapy to improve asthma control in adults and adolescents (ages 12 and above) with severe persistent allergic asthma, who have the following, despite daily high-dose inhaled corticosteroids plus a long-acting inhaled beta2-antagonist:

•	a positive skin test or in vitro reactivity to a perennial aeroallergen

•	reduced lung function (FEV1<80%)

•	frequent daytime symptoms or night-time awakenings

•	multiple documented severe asthma exacerbations

Xolair treatment should only be considered for patients with convincing IgE-mediated asthma. According to Novartis, Xolair is expected to become available in the first European countries within the next few weeks.

Clinical trials are ongoing to study the long-term safety profile of Xolair and the effectiveness of Xolair in pediatric allergic asthma patients and in patients suffering from allergy (immediate hypersensitivity) to peanuts.

Clinical Development Programs

TNX-355

We currently have two other products in clinical development. Our lead clinical product is TNX-355, a potential treatment for HIV/AIDS. On October 26, we reported that the Phase 2 study met its primary endpoint with TNX-355 plus optimized background therapy (OBT) demonstrating a statistically significant reduction in viral load – the level of detectable HIV in the bloodstream – compared to placebo plus OBT at 24 weeks. Treatment with the 10 mg/kg dose of TNX-355 resulted in a viral-load reduction of 1.16 log10, compared with a 0.20 log10 reduction in the placebo group, representing a 0.96 log10 greater reduction in viral load in the last observation carried forward analysis. Where patients without a Week 24 value had their baseline values assigned (instead of carrying forward the last observation), treatment with the 10 mg/kg dose resulted in a viral-load reduction of 1.19 log10, compared with a 0.32 log10 reduction in the placebo group, representing a 0.87 log10 greater reduction (p:0.002). TNX-355 was well tolerated, with no serious adverse events related to the drug.

The Phase 2 clinical trial was designed to compare the effects of two doses of TNX-355 – 10 mg/kg and 15 mg/kg – to that of a placebo. All study patients received OBT (a standard-of-care regimen). Patients were randomized 1:1:1 to receive 10 mg/kg, 15 mg/kg or placebo every two weeks. Patients in the 10 mg/kg dose received a loading dose of 10 mg/kg every week for eight weeks. The primary endpoint was the mean change from baseline in HIV RNA at week 24. Treatment with the 15 mg/kg of TNX-355 resulted in a viral-load reduction of 0.95 log10, compared with a 0.20 log10 reduction in the placebo group, representing a 0.75 log10 greater reduction in viral load in the last observation carried forward analysis.

In the third quarter, an independent Data Safety Monitoring Board (DSMB) conducted a planned interim safety analysis of TNX-355. The DSMB examined all critical safety data specified in the study’s protocol, with information made available for review after the last randomized, dosed patient reached the 20-week time point of the 48-week study. Pre-specified stopping criteria, based on a group sequential test for monitoring immunosuppressive effects, were not met and no other safety concerns were cited. In addition, the DSMB board did not find cause to change the planned conduct of the trial or to alter the study’s current monitoring plan.

Additional data from this trial was submitted in an abstract to the 45th annual Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC), scheduled for December 16-19, 2005 in Washington, D.C.

The Phase 2 trial is ongoing with a planned continuation to 48 weeks. Following an end-of-Phase 2 meeting with the FDA, we intend to move forward with a planned Phase 3 study of the drug in 2006, and we will continue to evaluate partnership opportunities.

TNX-832

Our other product in clinical development is an anti-tissue factor chimeric antibody, TNX-832, for the treatment of acute lung injury (ALI) and acute respiratory distress syndrome (ARDS). We are conducting a Phase 1/2 trial with TNX-832 designed to evaluate safety and pharmacokinetics of the antibody. The study is an open label, dose-escalating, placebo-controlled trial, which is expected to enroll approximately 48 patients. Two of five cohorts in the trial have been enrolled. We anticipate that the trial will be completed in the first half of 2007. In addition to ALI/ARDS, we believe our anti-tissue factor compounds have the potential to treat cancer and other diseases that result from over expression of tissue factor and related coagulation abnormalities. One of these compounds, TNX-833, is a humanized monoclonal antibody that is in pre-clinical development.

Pre-Clinical Programs

During the quarter, we continued pre-clinical development of several drug candidates including TNX-650, as a treatment for Hodgkin’s lymphoma. TNX-650 is a humanized monoclonal antibody targeting interleukin 13 (IL-13). IL-13 has been shown to be elevated in the bloodstream of patients with Hodgkin’s disease. In pre-clinical testing, our antibody inhibits the function of IL-13, blocking the proliferation of malignant cells. Approximately 25 percent of Hodgkin’s lymphoma patients do not respond to the current standard of care, which includes chemotherapy, radiation or combined modalities. Nearly 8,000 patients in the U.S. are diagnosed with Hodgkin’s disease each year. We anticipate filing an Investigational New Drug (IND) application for TNX-650 for the treatment of Hodgkin’s disease in the fourth quarter of this year and initiating a Phase 1 study in the first half of 2006. We also believe that IL-13 could play a role in other cancers and inflammatory disease, and we are conducting additional pre-clinical tests for such indications.

TNX-717 is a humanized monoclonal antibody that has the potential to treat osteoporosis. TNX-717 may promote the differentiation and survival of osteoblasts, thereby increasing the number and activity of these bone-building cells. TNX-717 works by inhibiting the function of Secreted Apoptosis-Related Protein 2 (SARP2), a naturally occurring antagonist of the Wnt-mediated osteoblast survival and differentiation pathway. SARP2 is a novel osteoporosis target with significant validation. This compound is in pre-clinical development.

TNX-234 is a humanized monoclonal antibody to complement Factor D. In pre-clinical testing, TNX-234 inhibits activation of the alternative complement pathway and has the potential to be used for the treatment of both dry and wet age-related macular degeneration (AMD). AMD is the leading cause of irreversible vision loss in the United States. Approximately 1.7 million Americans were diagnosed with advanced AMD (wet and dry) in 2004 and the number is expected to increase to nearly 3 million by 2020. We expect to initiate clinical testing of TNX-234 in 2007.

Manufacturing and Other Operations

Re-commissioning activities at our manufacturing facility in San Diego, California continue to advance. Scale up of the production process for clinical-trial material is under way for the planned Phase 3 study of TNX-355.

During the third quarter of 2005, Linda Paradiso, D.V.M., M.B.A. joined our senior management team as Vice President of Clinical and Regulatory Affairs. Dr. Paradiso brings 24 years of pharmaceutical and biotechnology industry experience to Tanox and will provide leadership for our clinical development and regulatory affairs departments. Her extensive experience in all facets of drug development and leadership capabilities will be valuable to us as we continue to move our products toward commercialization.

We did not experience any impact to our Houston facilities from Hurricane Rita in September 2005. Our manufacturing and research operation continued uninterrupted, and we did not suffer any property or other asset losses as a result of the storm.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.

Revenue Recognition

Revenues from development agreements include payments for milestone achievements and sponsored research and development costs. Milestone payments are received under best efforts contracts and are not refundable. They are recognized as revenue when the milestones are achieved and there are no remaining performance obligations. Revenues for sponsored research and development are recognized as revenue as we complete our obligations related to such activities. Any revenue contingent upon future performance is deferred and recognized as the performance is completed. Under our collaboration agreements with Genentech and Novartis, we receive a royalty on the net sales of Xolair worldwide and share in Novartis’ net profits from Xolair sales in the United States. Royalty revenue is recorded monthly based on contractual terms and information provided by Genentech and Novartis. Royalties are reconciled and adjusted if actual results differ from those previously reported to us and are subject to audit by Tanox. Manufacturing rights revenue represents amounts received from Genentech and Novartis in consideration of our relinquishment, under the collaboration agreements, of our rights to manufacture Xolair. The revenue is based on the quantity of Xolair produced.

Under our collaboration agreements, we also share in Novartis’ net profits from sales of Xolair in the U.S. We disagree with Novartis’ calculation of Tanox’s share of net profits. Accordingly, the payment received from Novartis in the third quarter of 2005 has been recorded as deferred revenue as the parties continue to discuss the calculation.

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

Results of Operations

Three Months Ended September 30, 2005 and 2004

Total Revenues. Revenues consist of the following for the three months ended September 30, 2005 and 2004:

(in thousands)	Three months ended September 30,
	2005	2004
Royalties, net of arbitration award	$7,603	$2,298
Royalties from related party, net of arbitration award	67	17
Development agreements, license fees and manufacturing rights	663	103
Development agreements from related party	14	48

Total revenues	$8,347	$2,466

Royalty revenue increased $5.4 million for the three months ended September 30, 2005 compared to the same period in 2004 due to an increase in sales of Xolair. Development agreements, license fees and manufacturing rights in 2005 includes $650,000 in manufacturing rights revenue from the production of Xolair in the first two quarters of 2005.

Research and Development Expenses. Research and development expense consists of costs incurred for product development and discovery research programs. Research and development expenses consist of direct costs and indirect overhead costs, including facilities costs, salaries, related benefit costs and material and supply costs. At September 30, 2005, our research and development clinical stage programs include TNX-355 and TNX-832. Research and preclinical stage programs include TNX-650 for Hodgkin’s lymphoma, TNX-717 for the treatment of osteoporosis and bone fracture, TNX-234 for the treatment of AMD and other discovery and exploratory research projects. For the three months ended September 30, 2005 and 2004, costs associated with research and development programs, including overhead allocation, were:

(in thousands)	Three months ended September 30,
	2005	2004
Clinical stage programs	$8,685	$4,794
Research and preclinical stage programs	2,717	1,828

Total research and development expenses	$11,402	$6,622

Research and development expenses increased $4.8 million in the third quarter of 2005 compared to the third quarter of 2004. Approximately $4.2 million of this increase was attributable to the additional costs associated with the start-up of our San Diego manufacturing facility in 2005. The remainder of the 2005 increase relates to increased clinical trial costs associated with the TNX-832 Phase 1/2 study and increased personnel costs.

General and Administrative Expenses. For the three months ended September 30, 2005 and 2004, the costs associated with general and administrative activities were $1.5 million and $1.6 million, respectively.

Other Income. Other income was $1.2 million and $882,000 for the three months ended September 30, 2005 and 2004, respectively. This increase was principally due to a rise in interest income in 2005 compared to 2004 resulting from higher average interest rates, which was partially offset by lower amounts available for investment.

Income Taxes. We have not recorded an income tax provision because of a projected net loss for the year 2005.

Net Loss. For the three months ended September 30, 2005, we recorded a net loss of $3.4 million, as compared to a net loss for the three months ended September 30, 2004 of $4.9 million.

Nine Months Ended September 30, 2005 and 2004

Total Revenues. Revenues consist of the following for the nine months ended September 30, 2005 and 2004:

(in thousands)	Nine months ended September 30,
	2005	2004
Royalties, net of arbitration award	$20,712	$7,810
Royalties from related party, net of arbitration award	149	44
Development agreements, license fees and manufacturing rights	748	3,610
Development agreements from related party	43	3,455

Total revenues	$21,652	$14,919

Royalty revenue increased $13.0 million for the nine months ended September 30, 2005 compared to the same period in 2004 due to an increase in sales of Xolair. Development agreements, license fees and manufacturing rights in 2005 includes $650,000 in manufacturing rights revenue from the production of Xolair in the first two quarters of 2005. Development agreement revenue for 2004 includes a one-time reimbursement of $6.6 million received under the terms of the TCA among Novartis, Genentech and Tanox dated February 25, 2004, representing reimbursement by Genentech and Novartis of a portion of the TNX-901 development costs incurred by Tanox in previous years.

Research and Development Expenses. Research and development expense consists of costs incurred for product development and discovery research programs. Research and development expenses consist of direct costs and indirect overhead costs, including facilities costs, salaries, related benefit costs and material and supply costs. At September 30, 2005, our research and development clinical stage programs include TNX-355 and TNX-832. Research and preclinical stage programs include TNX-650 for Hodgkin’s lymphoma, TNX-717 for the treatment of osteoporosis and bone fracture, TNX-234 for the treatment of AMD and other discovery and exploratory research projects. For the nine months ended September 30, 2005 and 2004, costs associated with research and development programs, including overhead allocation, were:

(in thousands)	Nine months ended September 30,
	2005	2004
Clinical stage programs	$27,443	$13,175
Research and preclinical stage programs	7,713	5,523

Total research and development expenses	$35,156	$18,698

Research and development expenses increased $16.5 million in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Approximately $11.7 million of this increase was attributable to the costs associated with the start-up of our San Diego manufacturing facility in 2005. The remainder of the 2005 increase relates to increased clinical trial costs associated with the TNX-355 Phase 2 study and the TNX-832 Phase 1/2 study and increased personnel costs.

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

General and Administrative Expenses. For the nine months ended September 30, 2005 and 2004, the costs associated with general and administrative activities were $5.3 million and $5.2 million, respectively.

Other Income. Other income was $3.2 million and $2.5 million for the nine months ended September 30, 2005 and 2004, respectively. This increase was principally due to a rise in interest income in 2005 resulting from higher average interest rates, which was partially offset by lower amounts available for investment.

Income Taxes. We have not recorded an income tax provision because of a projected net loss for the year 2005.

Net Loss. For the nine months ended September 30, 2005, we recorded a net loss of $29.3 million, compared to a net loss of $6.4 million for the nine months ended September 30, 2004. The higher net loss in 2005 was due primarily to the acquired in-process research and development expense for the purchase of the tissue factor antagonist program, start-up costs associated with our San Diego manufacturing facility and the increase in other research and development expenses. In addition, our 2004 operating results benefited from the one-time reimbursement of $6.6 million received under the three-party collaboration agreement with Genentech and Novartis to reimburse us for a portion of our TNX-901 development costs.

Liquidity and Capital Resources

We have financed our operations since inception primarily through sales of equity securities, development and licensing fee revenues, interest income and equipment financing agreements and, beginning in 2003, royalty revenue from sales of Xolair. During the year ended December 31, 2000, we sold approximately 8.6 million shares of common stock in an initial public offering for net proceeds of $225.8 million. As of September 30, 2005, we had $171.9 million in cash, cash equivalents and investments, of which $165.9 million were classified as current assets. At September 30, 2005, $5.0 million of cash was pledged to secure our obligations under our line of credit.

Cash, cash equivalents and investments decreased by $30.6 million for the nine months ended September 30, 2005 to $171.9 million from $202.5 million at December 31, 2004. The net decrease in funds was primarily due to the acquisition of the manufacturing assets from Biogen IDEC, the acquisition from Sunol of acquired in-process research and development materials and intellectual property rights and the funding of operating activities.

Net cash used in operating activities was $16.8 million for the nine months ended September 30, 2005 compared to $13.2 million for the same period in 2004. The 2005 use of cash was comprised mainly of a net loss of $29.3 million, an increase in receivables and other assets of $3.7 million, adjusted for acquired in-process research and development of $13.7 million. The 2004 net cash used was mainly due to the release from escrow of $9.7 million to our former attorneys in connection with an accrued arbitration award.

Net cash provided by investing activities was $50.9 million for the nine months ended September 30, 2005 compared to $6.6 million for the nine months ended September 30, 2004. In 2005, investments, net of purchases and maturities, decreased by $65.0 million compared to a decrease of $8.0 million for the same period in 2004. In 2004, restricted cash decreased by $5.5 million due to the release from escrow of $9.7 million to our former attorneys offset by the maturity of a restricted investment. Additions to property and equipment were $8.1 million for the nine months ended September 30, 2005 versus $7.0 million for the same period in 2004. In 2005, $6.0 million of cash was paid for acquired in-process research and development.

Net cash provided by financing activities was $570,000 for the nine months ended September 30, 2005 compared to $492,000 for the nine months ended September 30, 2004. These inflows of cash resulted from stock option exercises.

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

Tanox and the third party manufacturer began discussions in the fourth quarter of 2004 related to revisions to the agreement because we determined that we would produce TNX-355 for Phase 3 clinical trials in the newly-leased San Diego manufacturing facility. In February 2005, a letter agreement with the third party manufacturer was reached to suspend all provisions of the manufacturing and supply agreement for a period to be determined by us, but not to exceed 30 months. Under the terms of the letter agreement, Tanox will pay a total of $1.7 million, of which $340,000 represents a cancellation fee and the remaining $1,360,000 may be credited against future work performed by the third party manufacturer, subject to certain limitations. We also paid $250,000 for work performed by the third party manufacturer as of December 31, 2004. We plan to resume production of TNX-355 under the manufacturing and supply agreement on or before August 30, 2007.

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

On February 25, 2004, Tanox, Genentech and Novartis entered into a Tripartite Collaboration Agreement to settle all then outstanding litigation and arbitrations among the parties and to finalize the detailed terms of the three-party collaboration, begun in 1996, to develop and commercialize certain anti-IgE antibodies, including Xolair and TNX-901. Under the terms of the three-party collaboration agreement, Genentech and Novartis each reimbursed Tanox $3.3 million for a portion of its TNX-901 development costs, and Tanox relinquished any rights to manufacture Xolair in exchange for the right to receive payments tied to the quantity of Xolair produced. The first manufacturing rights payment was received in the third quarter of 2005.

In September 2002, we entered into a $16.0 million Revolving Line of Credit Note Agreement with a bank. Under the terms of the agreement, we may secure advances up to the aggregate principal amount of $16.0 million, the proceeds of which can be used to finance the purchase of property, plant and equipment. The outstanding principal balance is payable in full on September 27, 2006, and advances bear interest at the lesser of the Prime Rate or LIBOR, the London Interbank Offered Rate, plus 1%. Accrued interest is payable on the last day of each month. As of September 30, 2005, we had borrowed $5.0 million under the Agreement.

Pursuant to a Lease Assignment and Asset Purchase Agreement dated December 9, 2004, between Biogen IDEC and Tanox, on January 10, 2005, we acquired from Biogen IDEC certain manufacturing, process development and QC equipment, related documentation and furniture and fixtures housed in a 76,000 square foot leased facility located in San Diego, California. We also agreed to assume the obligations of Biogen IDEC under the triple net lease for the facility, which extends until October 2011, with two five-year extension options. The lease payments for 2005 will be approximately $3.8 million and will increase annually over the term of the lease, including extension periods, at a rate of approximately 4%. We paid Biogen IDEC approximately $5.6 million for the assets. As partial consideration for our agreement to the extension of the lease term to September 30, 2011, and assuming we are not then in default under the lease agreement, Biogen IDEC agreed to make two payments to us, each in the amount of approximately $2.4 million, on September 30, 2007 and November 30, 2008. We expect the total future lease obligation of Tanox for this lease assignment through 2011, net of the Biogen IDEC payments, will be approximately $24.6 million.

On March 31, 2005, we acquired a tissue factor antagonist program for the potential treatment of ALI/ARDS from Sunol. In addition to ALI/ARDS, we believe the anti-tissue factor monoclonal antibodies acquired from Sunol have the potential to treat cancer and other diseases that result from over expression of tissue factor and related coagulation abnormalities. In consideration for the tissue factor antagonist program, we issued an aggregate of 800,000 shares of our Common Stock and paid $6.0 million in cash to Sunol. Of the shares issued, 275,000 shares will be held in escrow for up to three years after the closing of the transaction to secure indemnification obligations under the Asset Purchase Agreement. As part of the program, we received all tissue factor antagonist assets of Sunol, including anti-tissue factor monoclonal antibodies and related technologies and intellectual property, as well as non-exclusive rights to certain technologies and related intellectual property for protein and antibody expression. Based upon the closing price of our Common Stock on March 31, 2005, the fair value of the acquired assets was $13.7 million, including the $6 million paid in cash. As of the acquisition date, the acquired program was still in early development stage, had not reached technological feasibility and had no alternative future use. Accordingly, we recorded the $13.7 million acquisition price as an acquired in-process research and development expense.

In the second quarter of 2005, Tanox Biotech (Shanghai), Ltd (Tanox Shanghai), a wholly owned subsidiary of Tanox Pharma International, was established to carry out research projects and collaborate with academic research institutes in China. In May 2005, Tanox Shanghai entered into an agreement with the Institute of Health Science in Shanghai, China, to establish a joint research laboratory.

Our current and anticipated development projects require substantial additional capital to complete. We do not expect to generate positive cash flow from operations until at least 2007 because we anticipate that the amount of cash we need to fund operations, including research and development, manufacturing and other costs, and for capital expenditures, will increase in the future as our projects move from research to clinical development to commercialization. We may make additional acquisitions of businesses or intellectual property assets and also expect that we will need to expand our clinical development, manufacturing capacity, facilities, business development and marketing activities to support the future development of our programs. Based on cash projections, we expect that cash on hand and revenue from operations will be sufficient to fund our existing operations for at least the next four years. However, our future capital needs will depend on many factors, including the continued successful commercialization of Xolair, progress in our research and development activities, the size and design of our clinical trials, commercialization activities, the costs and magnitude of product or technology acquisitions, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, establishing additional collaboration and licensing arrangements, potential merger and acquisition activities, potential litigation surrounding any of the foregoing, and manufacturing scale-up costs and marketing activities, if we undertake those activities. Consequently, we may need to raise additional funds and we may issue additional shares of common stock or other equity securities.

We filed a universal shelf Registration Statement with the Securities and Exchange Commission (SEC), which would permit us to sell up to $100 million of equity or debt securities in one or more offerings. We expect to use the net proceeds from sales of securities under this shelf registration statement to provide additional funding for development of products in our drug development pipeline, potential product acquisition or licensing opportunities and general corporate purposes. The terms of any offering of securities will be made public in a subsequent filing with the SEC at the time of any such sale.

Pursuant to the terms of a registration rights agreement entered into with Sunol in connection with the acquisition of the tissue factor antagonist program, we filed a Registration Statement with the SEC covering the resale, from time to time, of up to 525,000 shares of common stock by Sunol and its shareholders to whom a portion of those shares have been distributed. The registration statement was declared effective on July 20, 2005.

Forward-Looking Information and Risk Factors that May Affect Future Results

All statements in this Form 10-Q other than statements of historical facts are “forward-looking statements” for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward-looking statements can generally be identified by the use of terminology such as “believes,” “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue” or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this report are reasonable, we cannot assure you that they will prove to be correct. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth below, and actual results could differ materially from those projected or assumed in the forward-looking statements due to a number of factors, including:

•	our ability to develop safe and effective drugs;

•	failure to achieve positive results in preclinical and toxicology studies in animals and clinical trials in humans;

•	failure to economically and timely manufacture sufficient amounts of our products for clinical trials and commercialization activities;

•	failure to receive, or delay in receiving, marketing approval for our products;

•	failure to successfully finance and commercialize our products, including gaining market acceptance;

•	our ability to manage relationships with collaboration partners;

•	our ability to obtain, maintain and successfully enforce patent and other proprietary rights protection of our products;

•	variability of royalty, license and other revenues, and potential adjustments and changes in amounts paid to us and amounts we may be required to pay to third parties;

•	our ability to use our manufacturing capacity and facilities costs effectively and in accordance with regulatory requirements;

•	our ability to enter into future collaboration agreements to support our research and development activities;

•	drug withdrawal from the market due to rare adverse reactions caused by the marketed drug;

•	our ability to secure licenses from third parties holding patents that may affect the manufacture or marketing of our products;

•	competition and technological change;

•	existing and future regulations affecting our business, including the content, timing of submissions and decisions made by the FDA and other regulatory agencies;

•	governmental changes affecting Medicare and the healthcare and pharmaceutical industries including policies that affect coverage and levels of reimbursement for sales of our products; and

•	our ability to hire and retain experienced managers and scientists.

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

Products that appear promising in research or early phases of development may not reach later stages of development or be submitted for marketing approval for a number of reasons, including:

•	The product is found to be less effective than required or cause serious adverse reactions or side effects in patients participating in the trials; often these reactions may not be detectable in small, early stage trials and can only be identified when the product is administered to a larger patient base, as in Phase 3 trials or following market approval;

•	The commercial introduction of competitive drugs that have greater efficacy or safety than our product or otherwise adversely impact the risk/benefit profile of our product;

•	Inability to develop manufacturing methods that are efficient, cost-effective and capable of meeting stringent regulatory standards; and

•	Proprietary rights of third parties, which cover our products and for which we are not able to secure licenses on reasonable terms.

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

Our collaboration partners have secured approval to market Xolair in the United States, the European Union, Australia, Brazil, Canada, Dominican Republic, Guatemala, Israel, New Zealand and Venezuela. There can be no assurance that Xolair will be approved for sale in any new market.

As a company, Tanox has not prepared or submitted any marketing approval applications to the FDA or any other regulatory agency for any of its products. The FDA can delay, limit or not grant marketing approval for our products for many reasons, including:

•	their belief that a product candidate is not safe and effective;

•	their interpretation of data from preclinical testing and clinical trials may be different than our interpretation;

•	failure of our manufacturing processes or facilities to meet cGMP standards; and

•	changes in its approval policies and guidelines or adoption of new regulations.

The process of obtaining approvals to manufacture and market our products in foreign countries is subject to delay and failure for the same reasons.

Even if we or our collaboration partners secure marketing approval for a product, such as Xolair, the approval may be conditioned on our successful completion of post-marketing clinical studies. In addition, each marketed product and its manufacturer continue to be subject to strict conditions and regulation after approval. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including, for example, changes in its labeling, written notices to physicians or a product recall.

Delays in receiving or failing to receive regulatory approvals, or losing previously received approvals to market Xolair, would delay or preclude product commercialization, which would adversely affect our business, financial condition and results of operations.

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

We anticipate that, in the near term, our ability to become profitable will depend on the success of our collaboration partners in generating significant levels of sales of Xolair. In the longer term, an important part of our strategy is to become a fully integrated biopharmaceutical company. Our ability to do so will depend on the successful development, approval and commercialization of TNX-355, our most advanced product candidate, of TNX-832, or of potential new clinical stage drug candidates that we may develop or otherwise in-license or acquire.

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

In addition, if we do not achieve the clinical endpoints in our clinical studies of TNX-355 or TNX-832, we may decide to terminate development of those products. Even if we reach our endpoints, the results of the trials may indicate that further development or, assuming marketing approval, commercialization of TNX-355 or TNX-832 would not be economically viable. In that event, we would need to in-license or acquire suitable product candidates or products from third parties, and we may not be able to so for a number of reasons. The licensing and acquisition of pharmaceutical products is highly competitive. A number of more established companies, including large pharmaceutical companies, are aggressively pursuing strategies to license or acquire products in the fields in which we are interested. These established companies have a competitive advantage over us due to their size, cash and other resources, and greater clinical development and commercialization capabilities and experience. Other factors that may prevent us from licensing or otherwise acquiring suitable product candidates include the following:

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

If we are unable to secure suitable potential product candidates through internal research programs or by acquiring drugs or drug candidates from third parties, or if we are unable to successfully develop, launch, market or commercialize the product(s) (assuming approval for marketing), our goal of becoming a fully integrated biopharmaceutical company will not materialize, and our profit potential will be harmed.

Failure to secure future collaboration partners for our products or failure by those partners to develop, manufacture, market or distribute those products ,or pay the royalties and other payments we expect, may delay or significantly impair our ability to generate revenues or profit.

We intend to rely on future collaboration partners to develop, manufacture, commercialize, market or distribute certain of our product candidates. Many of our competitors are similarly seeking to develop or expand their collaboration and license arrangements with pharmaceutical companies. The success of these efforts by our competitors could have an adverse impact on our ability to form future collaboration arrangements. Also, the pharmaceutical companies that we may target for one or more of our product candidates might require a profit return that is greater than what our product may be able to deliver. The process of establishing collaborative relationships is difficult and time consuming and involves significant uncertainty. We cannot assure you that we will be able to negotiate acceptable collaboration agreements in the future. To the extent that we are unable to enter into future collaboration agreements, we would encounter increased capital requirements to undertake research, development and marketing at our own expense, and, in some cases, may have to discontinue development of one or more products. Assuming we are able to continue to develop certain products on our own, we may experience significant delays in introducing our product candidates or find that the absence of these collaboration agreements adversely affects our ability to manufacture or sell our product candidates, particularly outside the United States.

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

If any of these risks occur, our revenues, product development, productivity and business may suffer.

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

Our business exposes us to potential product liability risks, which are inherent in testing, manufacturing, marketing and selling pharmaceutical products. We may be held liable if any product we develop, or any product that uses or incorporates any of our technologies, causes side effects, injury or is found otherwise unsuitable during clinical testing, manufacturing, marketing or sale. We cannot assure you that we will be able to avoid product liability exposure.

Product liability insurance for the biopharmaceutical industry is generally expensive. Although we currently maintain product liability insurance covering our products in amounts we believe to be commercially reasonable, we cannot assure you that our coverage is adequate or that continued coverage will be available at acceptable costs. In addition, some of our license and collaboration agreements require us to obtain product liability insurance. Future license and collaboration agreements may also include such a requirement. Our inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit us or our collaborators from commercializing our products. A successful claim in excess of our insurance coverage could materially harm our business, financial condition and results of operations. In addition, any such claim could materially reduce our revenues from sales of our products.

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

Risks Associated with Manufacturing and Marketing

Our revenues are dependent on sales of Xolair. Failure to continue to receive market acceptance for and successfully commercialize Xolair would have a significant adverse effect on us.

Our results of operations and future prospects are highly dependent on increasing the sales of our only commercial product, Xolair. Our revenues in 2004 and thus far in 2005 consisted largely of revenue from product sales of Xolair, and we expect that revenues from sales of Xolair and from payments based on the quantity of Xolair manufactured will constitute a larger percentage of our revenue in the next several years. Even though the FDA approved Xolair and initial insurance and Medicare/Medicaid coverage is encouraging, we cannot be certain that physicians, patients and payors will continue to widely accept Xolair as a treatment for its approved indication in the United States or in any foreign markets. A number of factors may affect the rate and level of Xolair’s ultimate market acceptance, including:

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

We own a pilot manufacturing facility in Houston, Texas, and recently assumed the lease on a manufacturing facility in San Diego, California, which we intend to use to manufacture clinical trial materials and potentially initial commercial products. Our facilities are subject to risks from severe weather, manufacturing hazards, damage and accidents.

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

If we make changes in the manufacturing process of our products and product candidates once we begin clinical development, we may be required to demonstrate to the FDA and corresponding foreign authorities that the changes have not caused the resulting drug material to differ significantly from the drug material previously produced. Changing the manufacturing site is considered to be a change in the manufacturing process; therefore, moving production to our San Diego manufacturing facility from our Houston pilot plant will entail manufacturing changes. Any significant manufacturing changes for the production of our product candidates could result in delays in development or regulatory approval. Our inability to maintain our manufacturing operations in compliance with applicable regulations within our planned time and cost parameters could materially harm our business, financial condition and results of operations.

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

We have made manufacturing changes and are likely to make additional manufacturing changes for the production of our products currently in clinical development. An inability to show comparability between the older material and the newer material after making manufacturing changes could result in delays in development or regulatory approvals or in reduction or interruption of commercial sales of our products and product candidates.

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

We have incurred net losses since our inception. As of September 30, 2005, we had an accumulated deficit of approximately $123.1 million, including a net loss of approximately $29.3 million for the nine months ended September 30, 2005. Our losses have primarily been the result of costs incurred in our research and development programs and from our general and administrative costs.

We have funded our operations principally from licensing fees, royalty revenue and milestone payments under our current or former collaborations, as well as with proceeds from private placements and an initial public offering of our common stock. We expect to continue to incur substantial operating losses until such time, if ever, that we are able to generate sufficient revenue from milestone and manufacturing payments, royalties and profit-sharing payments on Xolair sales and, potentially, revenues from an additional product or products to cover our expenses. Our revenues may be reduced by adjustments and changes in amounts paid to us and amounts we may be required to pay to third parties.

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

Our current and anticipated development projects require substantial additional capital. While we expect that our cash on hand, together with our revenue from Xolair, will fund our existing operations for the next four years, our future capital needs will depend on many factors, including the commercial success of Xolair, receiving royalty, profit sharing, milestone and manufacturing payments from our collaboration partners, making progress in our clinical development of TNX-355 and TNX-832, other research and development activities and entering into additional collaboration agreements. Our capital requirements may also depend on the progress and level of costs associated with preclinical studies and clinical trials, the costs associated with acquisitions of new product candidates by licensing or otherwise, the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements and the cost of manufacturing scale-up and development of marketing activities, if undertaken by us. We do not have committed external sources of funding and we cannot assure you that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risks are exposure to changes in interest rates and foreign currency exchange fluctuations. In the normal course of business, we have established policies and procedures to manage these risks.

Item 4. Controls and Procedures

Our Chief Executive Officer and Vice President of Finance have concluded that Tanox’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e) are effective, based on an evaluation of such controls and procedures conducted as of the end of the period covered by this report.

There were no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, Tanox’s internal control over financial reporting.

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

TANOX, INC.

Date: November 3, 2005	By:	/s/ Nancy T. Chang
Nancy T. Chang
President and Chief Executive Officer

Date: November 3, 2005	By:	/s/ Gregory P. Guidroz
Gregory P. Guidroz
Vice President of Finance