Form 10-K
period 2005-12-31
TANOX INC
filed 2006-03-01
CIK 1099414

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-30231

TANOX, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0196733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10301 Stella Link, Houston, Texas 77025

(Address of principal executive offices)

713-578-4000

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

                                                                                                                      Preferred Share Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.     Yes   ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐            Accelerated filer   ☒            Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☒     No   ☐

The aggregate market value of the registrant’s common stock held by nonaffiliates as of June 30, 2005 was $300,475,497.

Number of shares of outstanding common stock as of February 23, 2006: 44,924,706.

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

i

PART I

ITEM 1. Business

Overview

Tanox discovers and develops therapeutic monoclonal antibodies to address significant unmet medical needs in the areas of immune-mediated diseases, infectious disease, inflammation and cancer. Our products are genetically engineered antibodies that target specific molecules or antigens.

Tanox receives royalties and other payments from the sale of Xolair® (omalizumab), which was developed in collaboration with Genentech, Inc. (Genentech) and Novartis Pharma AG (Novartis). In the United States, Xolair is labeled for treatment of adults and adolescents (12 years of age and above) with moderate-to-severe persistent asthma who have had a positive skin test or in vitro reactivity to a perennial aeroallergen and whose symptoms are inadequately controlled with inhaled corticosteroids. Xolair was approved for use in the U.S. by the Food and Drug Administration (FDA) in June 2003.

In October 2005, Novartis announced that the European Commission had granted marketing authorization in all 25 European Union member states for Xolair. In Europe, Xolair is licensed as add-on therapy to improve asthma control in adults and adolescents (12 years of age and above) with severe persistent allergic asthma. Xolair was launched in the United Kingdom and Germany in November 2005. We expect that Novartis will continue to roll out Xolair in other European countries in 2006 and 2007.

Under our collaboration agreements with Genentech and Novartis, we receive royalties on the net sales of Xolair and share in Novartis’ net profits from sales of Xolair in the U.S. In 2005, we recorded net royalty revenue of $29.4 million from sales of Xolair versus $13.3 million in 2004. We recorded net profit sharing of $1.1 million from Novartis for the first three quarters of 2005, as the profit-sharing calculation is one quarter in arrears. This represents the first payments of net profits from U.S. sales of Xolair. Also under the terms of our collaboration agreements with Genentech and Novartis, we relinquished any rights to manufacture Xolair and in exchange receive payments based on the quantity of Xolair produced. We recorded our first manufacturing-rights revenue of $1.1 million from Genentech and Novartis in 2005 based on the quantity of Xolair produced in the first three quarters of 2005. The manufacturing-rights calculation is also one quarter in arrears. Over the next several years, we expect our principal revenues will be royalties, profit sharing and manufacturing rights related to Xolair.

As of December 31, 2005, Xolair was approved in 41 countries. Clinical trials are ongoing to study the long-term safety profile of Xolair. Novartis is also conducting a Phase 3 trial to study the effectiveness of Xolair in pediatric allergic asthma patients.

We have two products in clinical development. Our lead clinical agent, TNX-355, is in a Phase 2 trial for the treatment of HIV/AIDS. In October 2005, we reported that the study met its primary endpoint with TNX-355 plus an optimized background regimen (OBR) demonstrating a statistically significant reduction in viral load - the level of detectable HIV in the bloodstream - compared to placebo plus OBR at 24 weeks. The Phase 2 trial is ongoing with a planned continuation to 48 weeks. Subject to a satisfactory end-of-Phase 2 meeting with the FDA, we intend to move forward with a late-stage clinical study of TNX-355 in 2006.

Our other product in clinical development is an anti-tissue factor chimeric antibody, TNX-832, for the treatment of acute lung injury (ALI) and acute respiratory distress syndrome (ARDS). In addition to ALI/ARDS, we believe our anti-tissue factor compounds have the potential to treat cancer and other diseases that result from over expression of tissue factor and related coagulation abnormalities. One of these compounds, TNX-833, is a humanized monoclonal antibody that is in preclinical development.

During the year, we continued preclinical development of several drug candidates, including TNX-650 as a treatment for Hodgkin’s lymphoma. We filed an Investigational New Drug (IND) application for TNX-650 for the treatment of Hodgkin’s lymphoma in December 2005 and expect to initiate a Phase 1 study in 2006. We intend to file a second IND for TNX-650 in 2006 for an inflammatory-disease indication.

The other products in preclinical development are TNX-234, a humanized monoclonal antibody being developed as a potential treatment of both dry and wet age-related macular degeneration (AMD) and TNX-717, a humanized monoclonal antibody that we are evaluating as a potential treatment for osteoporosis.

Our Strategy

Our objective is to become a profitable, fully integrated biopharmaceutical company by developing, manufacturing and marketing innovative monoclonal antibody products for the treatment of immune-mediated diseases, infectious disease, inflammation and cancer. Key aspects of our corporate strategy include the following:

•	Advance Our Product Pipeline. During the fourth quarter of 2005, we announced positive interim 24-week data from our Phase 2 clinical trial of TNX-355 for the treatment of HIV/AIDS, and we have initiated planning for a late-stage clinical study and the development of a commercialization strategy. We also are focused on moving additional drug candidates through our pipeline and achieved progress in this regard in 2005 with TNX-650, for which we filed an IND application in December.

•	Expand Our Product Pipeline Through Acquisition and Licensing. We may supplement our internal research and development efforts by selectively licensing or acquiring product opportunities and businesses. In March 2005, we acquired a tissue factor antagonist program for the potential treatment of inflammatory disease and cancer. We believe that we are well positioned to attract additional in-licensing and acquisition candidates as a result of our expertise in monoclonal antibody technology and our strong financial position.

•	Expand the Market Opportunity for Xolair. Xolair is approved in 41 countries, including the U.S., Canada and in all 25 member states of the European Union. In collaboration with Genentech and Novartis, we are continuing efforts to expand the use of Xolair.

•	Form Strategic Collaborations to Support Development and Commercialization of Our Products. To enable us to develop additional products and to mitigate risk, we may deem it advantageous to partner with other pharmaceutical and biotechnology companies. These partnerships could allow us to obtain funding for our development, manufacturing and marketing activities, thereby reducing the substantial financial investment that we would otherwise be required to make develop our products. They could provide us with domestic and international marketing and sales expertise for our partnered products. To the extent it is economically feasible, we expect to retain strategically important development, manufacturing or marketing rights in order to maximize the value of our drug development efforts.

•	Strengthen Our Operational Capabilities. To support research and development efforts and our clinical manufacturing and commercial supply needs, we may make strategic investments in technologies and other operational and enabling infrastructure to allow us to achieve full integration. To that end, in December 2004, we executed an agreement with Biogen Idec to assume an operating lease of a biologics manufacturing facility in San Diego, California, and acquired certain manufacturing assets in the facility. This transaction, which was completed in January 2005, significantly expanded our antibody production capacity.

Monoclonal Antibodies

Monoclonal antibodies represent an exciting area of therapeutic product development. Genetically engineered monoclonal antibodies are man-made antibodies that target a specific antigen. Most monoclonal antibodies are derived from animals such as mice. When administered to humans, monoclonal antibodies from animals are seen by the immune system as foreign, which can lead to adverse responses. Antibody design technologies have enabled scientists to develop humanized (human-like) and fully human antibody products to address this potential problem. Advances in antibody production technologies, such as high productivity cell culture and experimental technologies such as transgenic plants and animals, have enabled manufacturers to produce antibody products more cost-effectively. Many monoclonal antibodies, including Xolair, have been approved for marketing as therapeutics by the FDA, and a large number of monoclonal antibodies are currently under investigation in clinical trials.

Our monoclonal antibody therapeutics treat disease by altering the function of a specific disease-causing protein, called a drug target. We have designed drugs to deactivate or reduce the activity of targets in the immune system for the treatment of allergic and autoimmune disease, to block a target that prevents survival of bone-building cells for the treatment of osteoporosis, and to block a target that is used by HIV to infect human cells. Our products and product candidates have either resulted from internal research, were in-licensed or were acquired.

Marketed Product

Xolair

Xolair was developed in collaboration with Genentech and Novartis and is the first anti-IgE antibody to reach the market. Xolair is also Tanox’s first commercial product. Xolair generated $320.6 million of sales in the U.S. in 2005. In the U.S., Xolair was approved by the FDA in June 2003 for the treatment of adults and adolescents (12 years of age and above) with moderate-to-severe persistent asthma. Xolair was approved by the European Commission in October 2005 as add-on therapy to improve asthma control in adults and adolescents (12 years of age and above) with severe persistent allergic asthma.

Genentech and Novartis, which have commercialization rights under our collaboration, market Xolair in the U.S. with separate sales forces. The sales forces target their efforts at allergists and pulmonologists who specialize in the treatment of asthma. Xolair is being distributed by a network of specialty pharmacies. Broad insurance coverage for Xolair has been secured. The impact of the Medicare Modernization Act on Xolair has been minimal given that Xolair has a small Medicare patient population.

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

Drugs in Development

Xolair

Novartis is conducting a Phase 3 clinical trial of Xolair in pediatric allergic asthma patients. The pediatric trial is designed as a one-year randomized, double-blind, placebo-controlled, global study, which will enroll approximately 570 patients who are between 6 and 12 years old. Enrollment of the trial is ongoing. The primary objective of the study is to evaluate the safety and efficacy of Xolair in children with moderate-to-severe, persistent and inadequately controlled allergic asthma. Asthma is the most common serious chronic disease of childhood, affecting nearly 5 million children in the U.S. Characterized by coughing, chest tightness, shortness of breath and wheezing, asthma is the cause of almost 3 million physician visits and 200,000 hospitalizations each year.

A clinical study to evaluate the long-term safety of Xolair is also under way. The trial is comparing the effectiveness and long-term safety profile of patients with mild-to-severe persistent IgE-mediated asthma who have been treated with Xolair with patients of similar clinical profile who have not been treated with Xolair. The study is enrolling 5,000 patients (2,500 Xolair-treated and 2,500 not treated with Xolair). Study duration is 5 years, with expected completion in 2011.

Xolair was also being studied in a Phase 2 clinical trial as a potential treatment for allergies to peanuts. Genentech, Novartis and Tanox discontinued the study enrollment in early 2006 due to severe hypersensitivity reactions which occurred in two individuals during the oral food challenge screening portion of the trial. The decision was based on a recommendation from the study’s independent data safety monitoring committee and was not related to the safety of Xolair since neither of the patients had received Xolair. Along with our collaborators, we remain committed to determining whether or not Xolair may provide protection for patients at risk for life-threatening reactions to peanut ingestion and will be working closely with leading food allergy experts and patient advocates to help determine a path forward.

TNX-355

TNX-355 is a humanized, non-immunosuppressive anti-CD4 monoclonal antibody that we are developing for treatment of human immunodeficiency virus (HIV). TNX-355 is first-in-class and part of a new overall class of drugs known as viral entry inhibitors. In October 2005, we reported that our Phase 2 study of TNX-355 met its primary endpoint at 24 weeks by demonstrating a statistically significant reduction in viral load – the level of detectable HIV in the bloodstream – with TNX-355 plus an optimized background regimen (OBR) as compared to placebo plus OBR.

Phase 1 studies, completed in 2003 and 2004, demonstrated that intraveneously administered TNX-355 was well tolerated and resulted in a transient but clinically meaningful reduction in viral load in patients infected with HIV. These reductions in viral load were maintained approximately 2 to 4 weeks in the single-dose administration and 5 to 7 weeks in the multi-dose administration trial. TNX-355 received Fast Track status from the FDA in October 2003. We have exclusive worldwide rights to develop and market TNX-355 through a license from Biogen Idec, Inc.

Market Opportunity. According to the World Health Organization, HIV has infected approximately 1.5 million people in North America and Western Europe. Sales of HIV medications worldwide totaled more than $5.7 billion in 2003, including $3.8 billion in U.S. sales. HIV is currently treated with combinations of agents often referred to as highly active antiretroviral therapy (HAART). Medications within the HAART regimens target different steps in the virus lifecycle. While dramatically improving the morbidity associated with HIV disease, combination therapy is associated with significant side effects and toxicities that limit its use and effectiveness. Moreover, a growing number of the patients treated with HAART no longer respond to the treatment because their HIV has become resistant. In addition, side effects, toxicities, resistance, negative drug-drug interactions and inconvenient dosing schedules further limit the patient’s ability to adhere to treatment regimens.

TNX-355 targets a unique mechanism of action. TNX-355, which is administered intravenously, is distinct from other viral entry inhibitors in that it “coats” the primary receptor for HIV, the CD4+ receptor. Potential advantages of TNX-355 include synergy with the only approved entry inhibitor, enfuvirtide and activity against a broad range of resistant viruses.

Development Status and Clinical Results. In May 2004, we initiated a Phase 2 clinical trial of TNX-355. The randomized, double-blind, placebo-controlled, three-arm, study is scheduled for 48 weeks. The study enrolled 82 triple-class treatment-experienced HIV-1-positive patients. All patients enrolled were given an OBR and randomized to receive: 10 mg/kg of TNX-355 every week for 8 weeks followed by 10 mg/kg every two weeks thereafter; 15 mg/kg every two weeks; or a placebo. The objective of the 48-week study was to evaluate the relative safety and pharmacological activity of two dosages of TNX-355 in combination with OBR versus OBR alone. The primary endpoint for the Phase 2 trial was the mean change in viral load from baseline at Week 24 between either of the active arms and the control arm (OBR alone).

In 2005, an independent Data Safety Monitoring Board reviewed unblinded safety and efficacy data from the trial and recommended continuation of the trial with no change in study conduct or monitoring. Week 24 results showed that, when given in combination with an OBR, TNX-355 produced a considerably greater reduction in viral load in HIV-infected patients than did placebo in combination with OBR. The drug was well tolerated, with no serious adverse events related to the drug. No infusion-site reactions were reported. The study met its primary endpoint by demonstrating a statistically significant reduction in viral load.

Additional data from the Phase 2 clinical trial and results of other in vitro investigations are planned for presentation at scientific conferences throughout 2006. Following an End-of-Phase 2 meeting with the FDA, we intend to move forward with a late-stage clinical study in 2006. We remain open to partnership opportunities.

TNX-832

In March 2005, we acquired the tissue factor antagonist program of Sunol Molecular Corporation, including all its anti-tissue factor monoclonal antibodies. Their lead candidate, Sunol-cH36, was then being tested in a Phase 1/2 clinical trial in the U.S. and Canada in patients suffering from acute lung injury (ALI) and acute respiratory distress syndrome (ARDS). Upon acquisition of the program and integration into Tanox’s pipeline, Sunol-cH36 was renamed TNX-832 and Tanox became the primary sponsor of the clinical study. We are conducting a Phase 1/2 trial with TNX-832 which is designed to evaluate safety and pharmacokinetics of the antibody. The study is a single-blinded, dose-escalating, placebo-controlled trial, which is expected to complete enrollment of its third cohort by the end of 2006.

Market Opportunity. In the U.S., approximately 200,000 people are affected with ALI/ARDS yearly. The mortality rate for ALI/ARDS patients is estimated to be between 30% to 40% in the US and significantly higher in developing countries. To date, there is no medication available for the primary treatment of ALI/ARDS. Patients with ALI/ARDS are usually treated in the intensive or critical care unit of a hospital and receive supportive care therapies only. These supportive care efforts include extra oxygen administration, connecting the patient to a ventilator through endotracheal intubation and positive end expiratory pressure (PEEP) to maintain the airway surface for gas exchange. In addition, medication is used indirectly such as antibiotics to fight infection, pain relievers, drugs to relieve anxiety and keep the patient calm, drugs to raise blood pressure or stimulate the heart and muscle relaxers to prevent movement and reduce the body’s demand for oxygen.

The treatment of ALI/ARDS represents an unmet medical need. We believe an adequate strategy for the treatment of ALI/ARDS would target both inflammation and coagulation and that an effective therapeutic for this indication would likely be one that successfully blocks both the pro-inflammatory response and the pro-coagulation response. Tissue factor is a key regulator of systemic coagulation and hemostasis. TNX-832 blocks tissue factor and, as such, may control the inflammatory and pro-coagulant responses possibly mediated by tissue factor that are commonly seen in ALI/ARDS patients.

Development Status and Clinical Results. The primary objective of the Phase 1/2 trial is to investigate the safety and pharmacokinetics of TNX-832 with secondary physiological endpoints such as lung compliance, ventilator-free days, inflammatory markers, anti-coagulant activity and mortality. We have completed two cohorts and amended the protocol to enroll the third-cohort of patients.

Our Preclinical and Research Programs

We are committed to identifying new drugs for treating immune-mediated disease, inflammatory disease, infectious disease and cancer. A cornerstone of our discovery effort is our monoclonal antibody development platform which is a semi-automated, high-throughput system that generally gives us the capability to identify and optimize individual monoclonal antibody leads in a 12-18 month timeframe. Monoclonal antibody candidates derived from mice are generally humanized to reduce the possibility of immunogenicity, which could lead to decreased activity and tolerability in patients. Additionally, fully human monoclonal antibody candidates are generated from phage libraries using technology licensed from Dyax Corp. (Dyax), a biotechnology company. Our antibodies are also optimized for affinity, effector function and circulating half-life to enhance their therapeutic potential. In addition to the product candidates listed below, we have four programs in various stages of lead generation and lead optimization. We also have ongoing exploratory research programs.

We select drug targets that are well-established in the scientific community, as well as novel drug targets that are proprietary to Tanox. Identification of novel targets typically involves a range of technologies including genome-wide expression profiling, bioinformatics and transgenic mouse technologies. Once a new target has been identified and its relevance to disease has been confirmed or validated, proprietary monoclonal antibody drug candidates are generated and selected based on their ability to modulate target function. We have the following product candidates in preclinical development:

Investigational Product	Target	Proposed Indication	Status
TNX-650	IL-13	Hodgkin’s Lymphoma	IND Filed
TNX-650	IL-13	Inflammatory Disease	Preclinical
TNX-833	Tissue Factor	Cancer	Preclinical
TNX-234	Factor D	Age-Related Macular Degeneration	Preclinical
TNX-717	Pro-Apoptotic Factor	Osteoporosis	Preclinical

Collaboration and Licensing Agreements

Collaboration with Novartis and Genentech

Our first marketed product, Xolair, was the result of a three-party collaboration with Novartis and Genentech. In 1990, we established a collaboration with Novartis to jointly develop anti-IgE antibodies to treat allergic diseases. In connection with the settlement of a lawsuit in 1996, Genentech joined the collaboration for the purpose of developing certain anti-IgE antibodies. In February 2004, we finalized the detailed terms of this three-party collaboration, which provides for the following:

•	Development. Novartis or Genentech are responsible for conducting clinical trials and obtaining the regulatory approval for Xolair and the other anti-IgE products developed through the collaboration in the U.S. and Europe, and they share all related development costs. We have primary development responsibility for collaboration products in China, Hong Kong, Korea, Singapore and Taiwan (East Asia), and we and Novartis equally share these development costs. Novartis is responsible for development and associated costs in the rest of the world.

•	Manufacturing. Novartis and Genentech are responsible for manufacturing Xolair and other selected anti-IgE products worldwide. Under the terms of the three-party collaboration agreement, Tanox relinquished any rights to manufacture Xolair and in exchange receives manufacturing-rights payments based on the quantity of Xolair produced.

•	Marketing. Novartis and Genentech share U.S. marketing rights, and each company has sales representatives to market Xolair in the U.S. Novartis has marketing rights outside the U.S.

•	Milestone Payments. In December 2005, we earned a $20 million milestone payment (of which $7.2 million is due to our former attorneys under an adverse arbitration award) upon Xolair achieving annual sales of $300 million. We may receive up to an additional $5 million in Xolair-related milestone payments, of which $2.5 million would be creditable against future royalty payments. If a second drug were to be developed under the collaboration, we could be eligible for additional net milestone payments of $10.5 million.

•	Royalties and Profit Sharing. In the U.S., we receive royalties on sales of Xolair and other collaboration products and a share of Novartis’ profits on these sales. We also receive royalties on sales of Xolair and other collaboration products outside the U.S. Future Novartis profit sharing and rest-of-world royalty payments will be net of certain credits, which, at December 31, 2005, approximated $1.3 million. In addition, as a result of an adverse arbitration award, 10% of all royalties received by Tanox on sales of Xolair and certain other anti-IgE products will be payable to our former attorneys, up to a maximum of $300 million. We expect that the net amount Tanox will receive in royalties and profit sharing from Xolair sales, taking into account both the foregoing credits and the amount payable to our former attorneys, will be in the range of 8% to 12% of net sales depending on the sales level achieved and geographic distribution of the sales.

Either Novartis or Genentech may withdraw from the collaboration, and, in such case, rights to Xolair and any other products developed by the collaboration revert to us and the remaining collaborator (or, if Genentech is the withdrawing party, to F. Hoffman-La Roche Ltd., if Roche exercises its option to become a collaborator), depending on which party shares rights with the withdrawing collaborator in a particular territory.

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

Other License Agreements

Biogen Idec. In 1998, we entered into an agreement to license from Biogen, Inc. (now Biogen Idec, Inc.) its anti-CD4 monoclonal antibody (renamed TNX-355) and intellectual property on an exclusive worldwide basis with limited sublicensing rights. Biogen Idec owns issued U.S., European, Canadian, Hong Kong and Australian patents and has pending applications in Japan, which cover our TNX-355 product. We agreed to make royalty payments to Biogen Idec based on annual net sales levels. In addition to royalty payments, we may make up to an aggregate of $1.4 million (which could be increased to an aggregate of $10.4 million in the event we merge or affiliate with a company of similar size to Biogen Idec) in product license fees and development milestone payments under this agreement, of which we have paid $200,000. The license terminates on a country-by-country basis on the later of the expiration of 12 years following the first commercial product sale or the expiration or invalidity of applicable patents. The licensed patents expire in Europe in 2011 and in the U.S. in 2016, subject to extensions.

Wyeth. In November 2003, we entered into cross license agreements with Wyeth Pharmaceuticals Division, a division of Wyeth, with respect to patent rights covering a new class of drugs for the treatment of osteoporosis. Under the agreements, Wyeth received a license under Tanox patents to develop a small molecule-based drug, and Tanox received a license under Wyeth’s patent applications to develop an antibody-based drug. The research is based on a proprietary target gene on which Tanox holds various patent rights. Under the cross-licensing agreements, Tanox may receive milestone and royalty payments with respect to Wyeth-developed products and may be obligated to pay Wyeth milestones and royalties with respect to Tanox-developed products.

Dyax. In November 2004, we entered into an agreement with Dyax Corp. to obtain a non-exclusive license to its proprietary antibody phage display libraries. The Dyax libraries serve as a tool to help us identify fully human monoclonal antibodies that bind with high specificity and affinity to our targets. Under the terms of the agreement, Dyax received an up front license fee of $900,000. Dyax is also entitled to annual technology license fees, clinical milestone payments, and royalties upon successful commercialization by Tanox of products based on antibodies identified from the Dyax libraries.

Domantis. In March 2005, we entered into a collaboration and license agreement with Domantis Limited (Domantis) for the identification of domain antibody compounds to a target specified by Tanox using Domantis’ technology and domain antibodies libraries. Under the terms of the agreement, Domantis received an initial license fee of $300,000. Domantis is also entitled to payments for work performed under the collaboration, an additional license fee upon completion of the work, annual license fees thereafter, clinical milestone payments, and royalties upon successful commercialization by Tanox of products based on domain antibody compounds identified by Domantis.

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

We hold or have in-licensed a number of U.S. and foreign patents covering certain proprietary technology and products, with over 75 U.S. patents granted to date, as well as 100 patents granted in Europe, Canada, Japan, Australia, Singapore, Hong Kong, and Korea among others. In addition we hold over 65 pending U.S. applications, and over 200 corresponding foreign applications.

One of the key families of patents we hold relates to anti-IgE antibodies and their use in the treatment of allergy-related disease. These patents cover Xolair and are licensed to Genentech and Novartis under our three-party collaboration and to Novartis under the Amended and Restated Development and Licensing Agreement. The patents expire between 2008 and 2013, subject to potential patent term extension. In addition, we co-own other anti-IgE related patents with Novartis. We also have additional pending applications related to the treatment of IgE-mediated disease.

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

We purchased a portfolio of patents from Sunol Molecular Corporation in 2005, including several issued U.S. patents, and numerous pending U.S. and foreign applications related to tissue factor inhibitors, including antibodies. Several of these patents/applications cover TNX-832. We also have patents related to complement pathway inhibitors and apoptosis-regulating proteins, including Bak and

SARP. Our issued patents extend for varying periods according to the date of patent application filing or grant and the legal term of the patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country.

In addition to patents, we rely on trade secrets and proprietary know-how. We seek protection in part through confidentially agreements and invention assignment agreements. Our policy is to require all employees, consultants, advisors, outside scientific collaborations, sponsored researchers, and other advisors to execute confidentially agreements upon commencing a relationship with Tanox.

Government Regulation

Our research and development activities and the manufacture and marketing of our products are subject to regulations relating to product safety and efficacy by numerous governmental authorities in the United States and other countries. In the U.S., drugs are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products. The lengthy process of seeking drug approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Failure to comply with applicable regulations can result in refusal by the FDA to approve product license applications. The FDA also has the authority to revoke previously granted product approvals.

Before we may market a pharmaceutical product in the U.S., the FDA requires us to complete a series of preclinical and human clinical tests. Other countries have similar regulations. Preclinical tests include laboratory evaluations of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies must be submitted to the FDA as part of the investigational new drug application (IND). Human clinical trials cannot begin until the FDA approves the IND application. Clinical testing usually involves a three-phase process. In Phase 1, a small number of patients or healthy volunteers are tested with the drug to assess its safety profile (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. In Phase 2, clinical trials are conducted with groups of patients afflicted with a specified disease to provide enough data to evaluate the preliminary efficacy, optimal dosage regimen and expanded evidence of safety. In Phase 3, the drug is tested in a larger number of patients with a target disease to provide enough data to statistically evaluate the efficacy and safety of the product as required by the FDA. We cannot assure you that we will successfully complete clinical testing of our products within any specified time period, if at all. If successful, the results of the preclinical and clinical testing of the product are then submitted to the FDA in the form of a biological license application (BLA) or new drug application (NDA) for marketing approval. In responding to a BLA or NDA, the FDA may grant marketing approval, request additional testing or information (either before or after approval), refuse to file the BLA if deemed inadequate, or deny the application if it determines that the application does not provide sufficient evidence of safety and efficacy for approval. We cannot assure you that FDA approval will be obtained on a timely basis, if at all, and would not be withdrawn for any of our pipeline products.

As part of the BLA, we must demonstrate that the drug is manufactured by a controlled process. Since any approval granted by the FDA is both site and process specific, any material change in the manufacturing process, equipment or location necessitates additional FDA review and approval. Domestic manufacturing establishments are subject to FDA inspection and must comply with current good manufacturing practices (cGMP) for pharmaceutical products. To supply products for use in the U.S., foreign manufacturing establishments must comply with cGMP and are subject to periodic FDA or other regulatory authority inspection under reciprocal agreements with the FDA.

For marketing outside the U.S., we also are subject to regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products of foreign jurisdictions. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. Whether or not we obtain FDA approval, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before manufacturing for or marketing the product in those countries. The approval process and the time required for these approvals may differ substantially from that required for FDA approval. We cannot assure you that clinical trials we conduct in one country will be accepted by other countries or that approval in one country will result in approval in any other country.

In recent years, there have been numerous proposals to change the healthcare system in the U.S. to contain or reduce costs of health care through various means. Some of these proposals have included measures that would limit or eliminate payments for medical procedures and treatments or subject pharmaceutical product pricing to government control. In addition, as a result of marketplace pressures, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drug products. Consequently, significant uncertainty exists as to the reimbursement status of newly-approved healthcare products or products that may be approved in the future. If we or any of our collaborators succeed in bringing one or more of our products to market, we cannot assure you that third-party payors will consider them cost effective or allow reimbursement to the consumer at price levels sufficient for us to realize an appropriate return on our investment in product development or to even realize a profit. Significant changes in the healthcare system in the U.S. or elsewhere, including changes resulting from adverse trends in third-party reimbursement programs, could have a materially adverse effect on our revenues and profit potential of new or existing products. Issues with respect to price controls and reimbursement exist in Europe and other countries and may extend the time necessary to launch and commercialize Xolair outside the U.S. Furthermore, even though current insurance and Medicare/Medicaid coverage of Xolair in the U.S. is encouraging, any decreases in third-party reimbursement may negatively affect our collaborators’ commercialization of Xolair, which would also adversely affect our business, financial condition and results of operations. Such changes could also significantly harm our ability to raise the capital we would need to continue our operations.

We are subject to various laws and regulation relating to safe working conditions, clinical, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research. The extent of government regulation applying to our business that might result from any legislative or administrative action cannot be accurately predicted.

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

We are aware that several companies, including Novartis, have existing products that may compete with Xolair, including corticosteriods, beta-agonists, antihistamines, leukotriene inhibitors, PDE4 inhibitors and allergen immunotherapy. In addition, several other companies have products in development that may compete with Xolair. These companies include, but are not limited to, Critical Therapeutics, Inc. (leukotriene antagonist Zyflo®), Biogen Idec (Anti-CD23), GlaxoSmithKline (Anti-IL5), Protein Design Labs (Anti-IL2), Amgen (Anti-IL4/IL13), Cambridge Antibody (Anti-IL13) and Genaera/MedImmune (Anti-IL9).

We expect our TNX-355 program will face competition from existing HIV therapies and particularly new viral entry inhibitors that target CCR5, CXCR4 and gp120 receptors, such as Fuzeon (Roche/Trimeris), PRO-140 (Progenics), Vicriviroc (Schering-Plough), Maraviroc (Pfizer/Millenium), TAK-220 (Takeda) and AMD070 (AnorMed).

Our competitive position also depends upon our ability to:

•	discover or acquire and successfully develop new therapeutic products that successfully and safely treat human diseases;

•	develop proprietary products or processes for which we can obtain patent protection and secure necessary licenses under third party patents;

•	secure sufficient capital resources to complete product development and regulatory processes;

•	build or secure manufacturing capacity and manufacture safely, efficiently and in accordance with regulatory requirements;

•	enter into collaboration and licensing agreements on acceptable terms;

•	secure licenses from third parties holding patents that may affect the manufacture or marketing of our products;

•	attract and retain qualified personnel;

•	build or obtain a sales organization; and

•	achieve profitable commercial production of our products.

Manufacturing

We have two manufacturing facilities, one owned in Houston, Texas and another leased in San Diego, California. Our Houston facility includes a 1,500 liter bioreactor system and purification suite and occupies approximately 14,000 square feet of space. We have produced multiple lots of products for use in our Phase 1 and Phase 2 clinical trials in this facility. In January 2005, we assumed the lease on a biologics manufacturing facility in San Diego, California. The San Diego facility occupies approximately 76,000 square feet and includes two 2,750 liter bioreactor systems, purification and formulation suites, a small 500 liter clinical manufacturing suite, quality control laboratories, process development space and offices. We intend to use the San Diego facility for Phase 3 clinical products manufacturing and potentially initial commercial product launch needs. Both the Houston and San Diego facilities are only capable of producing bulk products. We outsource fill and finish operations to contract manufacturing organizations.

We expect that our current manufacturing facilities should provide adequate capacity for manufacturing our clinical trial materials for the foreseeable future. However, these facilities are not adequate for commercial scale manufacturing requirements. Should TNX-355 or any of our other products succeed in clinical development and gain marketing approval, we will need commercial scale manufacturing capacity. We will evaluate alternatives for securing commercial manufacturing capacity, including the possible construction of a commercial plant on our own or entering into a long-term contract manufacturing agreements with third parties.

Research and Development

Company sponsored research and development expenses were $47.9 million, $27.2 million and $21.0 million in 2005, 2004 and 2003, respectively. In 2005, Tanox also recorded $13.7 million for acquired in-process research and development related to the acquisition of its TNX-832 program. We expect that research and development expenses will continue to increase as we seek to identify new product opportunities and expand development of our current and future product pipeline.

Marketing and Sales

Under our collaboration agreements, Novartis and Genentech have responsibility for marketing Xolair, our only marketed product. To effectively serve the worldwide markets, we intend to continue to collaborate with major pharmaceutical companies or prominent pharmaceutical sales and distribution organizations that can successfully market our products on a worldwide basis or within specific geographic territories. As we pursue strategic collaborations, we intend to reserve marketing rights for our products in the United States and Asia, to the extent commercially reasonable. We expect to focus initially on markets for which our products have a clear advantage over other therapies or which we may target using a relatively small sales force. We currently do not have an internal sales and marketing capability. If we elect to retain marketing rights, we will have to build a sales and marketing infrastructure.

For financial information about geographic areas, please read Note 13 to our consolidated financial statements included in this Form 10-K.

Employees

At December 31, 2005, we had 182 full-time employees, all but 3 of which are based in the U.S. We do not maintain key employee life insurance on any of our personnel.

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

Executive Officers of Tanox

Our executive officers and other key employees and their ages and positions with Tanox are:

Executive Officers:

Name	Age	Position
Danong Chen, Ph.D., M.B.A.	45	President and Chief Executive Officer
Edward Hu, M.B.A.	43	Chief Operating Officer
Zhengbin (Bing) Yao, Ph.D.	40	Vice President of Research
Gregory P. Guidroz, C.P.A.	53	Vice President of Finance
Katie-Pat Bowman, J.D.	51	Vice President, General Counsel and Secretary

Other Officers:

Brian Kim.	45	Vice President of Quality
Hugo Santos	55	Vice President of Human Resources

Danong Chen, Ph.D., M.B.A., was promoted to President and Chief Executive Officer of Tanox in February 2006. From February 2005 through January 2006, Dr. Chen served as Vice President of Corporate Development and Project Management, a position in which she was responsible for evaluating new product opportunities, potential acquisition transactions and overseeing corporate projects. From January 2004 through January 2005, Dr. Chen served as Director of Strategy and, from March 2002 through December 2003, as Associate Director of Strategy. Prior to joining Tanox, Dr. Chen served as a manager in the healthcare practice of Arthur D. Little, Inc., a strategic consulting company, from 1999 to March 2002, where she managed and participated in projects ranging from benchmarking pharmaceutical research and development, evaluating contract manufacturing organizations to multinational product launch strategy. Dr. Chen received her Ph.D. in Neuroscience from Baylor College of Medicine and an M.B.A. from the Arthur D. Little School of Management.

Edward Hu, M.B.A., was promoted to Chief Operating Officer of Tanox in February 2006 after serving as Vice President of Operations since January 2005. From January 2004 until January 2005, Mr. Hu served as Vice President - Financial Planning, Project & Portfolio Management., where he managed both internal and collaborative projects and oversaw the project portfolio review process. Mr. Hu had been Director of Finance from July 2002 to January 2004 and previously served as Associate Director of Financial Planning and Analysis from the time he joined Tanox in October 2000. From 1998 to 2000, he held the position of Manager of Financial Planning and Analysis with Biogen, Inc. (n/k/a Biogen Idec, Inc.), where he managed the business planning of Biogen’s R&D and clinical operations, managed long range planning, and provided project planning and analysis support to key development project teams. From 1996 to 1998 he was a Senior Financial Analyst with Merck & Co., Inc. Mr. Hu received his M.B.A. and completed his Ph.D. work, all but dissertation, in Biophysics and Biochemistry at Carnegie Mellon University.

Zhengbin (Bing) Yao, Ph.D., was promoted to Vice President of Research in April 2005. Dr. Yao has held various positions in Tanox’s research department since October 2000, most recently as Senior Director of Discovery Biology. Prior to joining, Tanox, he served as the Head of Molecular Biology and Genomics in the Central Nerve System Diseases Group at Aventis Pharmaceuticals in Bridgewater, N.J. Between 1996 and 1998, Dr. Yao was employed by Amgen, Inc. as a research scientist. He is the inventor or co-inventor on more than 20 issued patents and patent applications and has had more than 40 articles published in peer-reviewed journals. Dr. Yao received his doctorate in Microbiology/Immunology from the University of Iowa and completed his post-doctoral training at Immunex, Corporation.

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

Katie-Pat Bowman, J.D., has served as our Vice President, General Counsel and Secretary since July 2000. Prior to that she was Senior Corporate Counsel and Assistant Secretary for Lyondell Chemical Company from September 1999 until July 2000. She was Vice President and General Counsel for Daniel Industries Inc., a pipeline equipment manufacturer, from September 1997 until September 1999, when it was acquired. Prior to that, she practiced law with the Houston-based law firm Fulbright & Jaworski, L.L.P. since 1987. Ms. Bowman, a CPA, practiced public accounting and worked in industry as an accountant from 1977 through 1987. She received both a Juris Doctorate and BBA from the University of Houston.

Brian Kim was appointed Vice President of Quality in July 2005. Mr. Kim joined Tanox in October 2002 and served until March 2004 as our Senior Director of Quality. He left Tanox to serve as Director of Quality for Allergan, Inc., a global specialty pharmaceutical company, from March 2004 until November 2004, when he rejoined Tanox. From March 2002 until October 2002, Mr. Kim served as a consultant in the international pharma/biopharma arena. From March 2001 until February 2002, he served as Senior Director of Quality for Valentis, Inc., a biotechnology company, and from March 1998 until March 2001, he served as Director, API Compliance and Validation for Pharmacia Corporation (now Pfizer). Mr. Kim started his career at Anthony Products Company in Arcadia, Calif., where he served for six years as supervisor, manager and director in Manufacturing and Quality Control. He received his Master’s degree in Biological Sciences from the University of Northern Colorado.

Hugo Santos has been our Vice President of Human Resources since December 2004. Prior to joining Tanox, Mr. Santos was co-founder and Vice President of the Human Capital Practice for HR Drivers, a consulting firm in San Francisco, California, from November 2001 until December 2004 when the firm was sold. From October 2000 until November 2001, Mr. Santos served as Executive Vice President of Human Resources for JNI Corporation in San Diego, California, a designer and supplier of enterprise storage connectivity products. From November 1994 through October 2000, Mr. Santos was Vice President of Human Resources for Applied Biosystems Corporation in Foster City, California, a supplier of life science technology. For 10 years prior to that, Mr. Santos worked for National Semiconductor Corporation where he held a variety of human resources positions. He received his B A in labor relations from Pace University in New York.

Scientific Advisors

An important component of our scientific strategy is to establish collaborative relationships with leading researchers in our fields of interest. Our scientific advisors attend periodic meetings and provide us with specific expertise in both research and clinical development. In addition, we have collaborative research relationships with certain individual advisors. We do not employ our scientific advisors, and they may have commitments to or consulting or advisory agreements with other entities. In general, our scientific advisors have been awarded stock options, may own our stock and receive financial remuneration for their services.

ITEM 1A. Risk Factors

Some of the information in this Annual Report on Form 10-K contains forward-looking statements. We typically identify forward-looking statements by using terms such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “objective,” “intend” or similar words, although we express some forward-looking statements differently. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth below, and actual results could differ materially from those projected or assumed in the forward-looking statements due to a number of factors, including:

•	our ability to develop safe and effective drugs;

•	failure to achieve positive results in preclinical and toxicology studies in animals or clinical trials in humans;

•	failure to economically and timely manufacture sufficient amounts of our products with the requisite quality for clinical trials and commercialization activities;

•	failure to receive, or delay in receiving, marketing approval for our products;

•	failure to successfully finance and commercialize our products, including gaining market acceptance;

•	our ability to manage relationships with collaboration partners;

•	our ability to obtain, maintain and successfully enforce patent and other proprietary rights protection of our products;

•	variability of royalty, license and other revenues, and potential adjustments and changes in amounts paid to us and amounts we may be required to pay to third parties, including our former attorneys under an adverse arbitration award;

•	our ability to use our manufacturing capacity and facilities costs effectively and in accordance with regulatory requirements;

•	our ability to establish comparability of our bulk drug substances before and after manufacturing changes;

•	our ability to enter into future collaboration agreements to support our research and development activities;

•	drug withdrawal from the market due to serious adverse reactions caused by the marketed drug;

•	our ability to secure licenses from third parties holding patents that may affect the manufacture or marketing of our products;

•	competition and technological change;

•	existing and future regulations affecting our business, including the content, timing of submissions and decisions made by the FDA and other regulatory agencies;

•	governmental changes affecting Medicare and the healthcare and pharmaceutical industries including policies that affect coverage and levels of reimbursement for sales of our products; and

•	our ability to hire and retain experienced managers and scientists.

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

Products that appear promising in research or early phases of development may not reach later stages of development or be submitted for marketing approval for a number of reasons, including:

•	Preclinical tests indicate that the product is toxic or otherwise lacks efficacy in animals;

•	The product is found to be less effective than required or causes serious adverse reactions or side effects in patients participating in clinical trials; often these reactions may not be detectable in small, early stage trials and can only be identified when the product is administered to a larger patient base, as in Phase 3 trials or following market approval;

•	The commercial introduction of competitive drugs that may have greater efficacy or safety than our product or otherwise adversely impact the risk/benefit profile of our product;

•	We are unable to develop manufacturing methods that are efficient, cost-effective and capable of meeting stringent regulatory standards; and

•	Proprietary rights of third parties may cover our products, and we are not able to secure licenses on reasonable terms.

Our products other than Xolair require significant additional laboratory development or clinical trials before they can be submitted for marketing approval. We have limited capacity to conduct and manage clinical trials, and we rely on third parties, potentially including collaborative partners and contract research organizations, to assist us in these efforts. Our reliance on third parties may result in delays in completing, or failing to complete, clinical trials if our collaborators or contractors fail to perform under our agreements with them. If our large-scale trials are not successful or we are otherwise unable to satisfy the BLA filing requirements, we would not be able to recover our substantial investment in developing the product.

We may be unable to enroll sufficient patients in a timely manner in order to complete our clinical trials.

The speed with which we are able to enroll patients in clinical trials is an important factor in determining how quickly we may complete clinical trials and the cost of running those trials. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, perceived risks and benefits of the drug under study, whether the drug will continue to be made available to the patient following completion of the trial, the success of our personnel in making the arrangements with potential clinical sites and other ongoing trials directed at the same indication. Any of these factors may make it difficult for us to enroll enough patients to complete trials.

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

The biotechnology and pharmaceutical industries are subject to stringent regulation with respect to product safety and efficacy by various international, federal, state and local authorities. Of particular significance are the FDA’s requirements covering R&D, testing, manufacturing, quality control, labeling and promotion of drugs for human use. A biotherapeutic cannot be marketed in the U.S. until it has been approved by the FDA, and then can only be marketed for the indications approved by the FDA. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of a Biologics License Application, are substantial and can require a number of years.

Our collaboration partners have secured approval to market Xolair in 41 countries, including the U.S. and the European Union. There can be no assurance that Xolair will be approved for sale in other markets.

Tanox has not prepared or submitted any marketing approval applications to the FDA or any other regulatory agency for any of its products. The FDA can delay, limit or not grant marketing approval for our products for many reasons, including:

•	their belief that a product candidate is not safe and effective;

•	their interpretation of data from preclinical testing and clinical trials may be different than our interpretation;

•	failure of our manufacturing processes or facilities to meet cGMP standards; and

•	changes in approval policies and guidelines or adoption of new regulations.

The process of obtaining approvals to manufacture and market our products in foreign countries is subject to delay and failure for similar reasons.

Even if we or our collaboration partners secure marketing approval for a product, the approval may be conditioned, as is Xolair’s, on our successful completion of post-marketing clinical studies or may impose limitations on the indicated uses for which our products may be marketed. In addition, each marketed product and its manufacturer continue to be subject to strict conditions and regulation after approval. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including, for example, changes in its labeling, written notices to physicians or a product recall. An approval for a limited indication reduces the size of the potential market for the product.

Delays in receiving or failing to receive regulatory approvals, or losing previously received approvals to market Xolair, would delay or preclude product commercialization, which would adversely affect our business, financial condition and results of operations.

We are subject to the uncertainty related to reimbursement policies and healthcare reform measures.

In recent years, there has been legislation and numerous proposals to change the healthcare system in the U.S. Some of these measures limit or eliminate payments for medical procedures and treatments or subject pharmaceutical product pricing to government control. In addition, as a result of marketplace pressures, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drug products. Consequently, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. If we succeed in bringing one or more of our products to market, we cannot assure you that third-party payors will consider them cost effective or allow reimbursement to the consumer at price levels sufficient for us to realize an appropriate return on our investment in product development or to even realize a profit.

Significant changes in the healthcare system in the U.S. or elsewhere, including changes resulting from adverse trends in third-party reimbursement programs, could materially reduce our potential profitability and harm our ability to raise the capital we would need to continue our operations. Furthermore, any decreases in third-party reimbursement may negatively affect our collaborators’ commercialization of Xolair, which would also adversely affect our business, financial condition and results of operations.

New accounting pronouncements or regulatory rulings may impact our future financial position or results of operations.

There may be new accounting pronouncements or regulatory rulings which may have an impact on our future financial position or results of operations. In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards (or “FAS”) No. 123, “Accounting for Stock-Based Compensation.” The revision is referred to as “FAS 123R — Share-Based Payment” (or “FAS 123R”), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (or “APB 25”) and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under employee stock plans. Tanox will adopt FAS 123R using the modified prospective basis on January 1, 2006. The adoption of FAS 123R is expected to result in compensation expense that will reduce diluted net income per share by approximately $0.13 to $0.16 per share for 2006. The actual 2006 stock compensation expense will dependent on the number of options granted, employee turnover and the volatility of our stock price.

Risks Relating to Our Industry, Business and Strategy

Our ability to become a profitable fully integrated biopharmaceutical company will depend on the continued commercial success of Xolair and on the success of our products in clinical development or our success in securing, developing and commercializing new clinical candidates.

We anticipate that, in the near term, our ability to become profitable will depend in large part on the success of our collaboration partners in generating significant levels of sales of Xolair. In the longer term, an important part of our strategy is to become a fully integrated biopharmaceutical company. Our ability to do so will depend on the successful development, approval and commercialization of TNX-355, of TNX-832, or of potential new clinical-stage drug candidates that we may develop or otherwise in-license or acquire.

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

In addition, if we do not achieve the clinical endpoints in our clinical studies of TNX-355 or TNX-832, we may decide to terminate development of those products. Even if we reach our endpoints, the results of the trials may indicate that further development or commercialization of TNX-355 or TNX-832 would not be economically viable. In that event, we would need to in-license or acquire suitable product candidates or products from third parties, and we may not be able to so for a number of reasons. The licensing and acquisition of pharmaceutical products is highly competitive. A number of more established companies, including large pharmaceutical companies, are aggressively pursuing strategies to license or acquire products in the fields in which we are interested. These established companies have a competitive advantage over us due to their size, cash and other resources, and greater clinical development and commercialization capabilities and experience. Other factors that may prevent us from licensing or otherwise acquiring suitable product candidates include the following:

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

If we are unable to secure suitable potential product candidates through internal research programs or by acquiring drugs or drug candidates from third parties, or if we are unable to successfully develop, launch, market or commercialize the product(s), our goal of becoming a fully integrated biopharmaceutical company will not materialize, and our profit potential will be harmed.

Failure to secure future collaboration partners for our products or failure by those partners to develop, manufacture, market or distribute those products, or pay the royalties and other payments we expect, may delay or significantly impair our ability to generate revenues or profit.

We intend to rely on future collaboration partners to develop, manufacture, commercialize, market or distribute certain of our product candidates, both to allocate financial risk and to secure the expertise that those partners may have in one or more of the foregoing areas. Many of our competitors are similarly seeking to develop or expand their collaboration and license arrangements with pharmaceutical companies. The success of these efforts by our competitors could have an adverse impact on our ability to form future collaboration arrangements. Also, the pharmaceutical companies that we may target for one or more of our product candidates might require a profit return that is greater than what our product may be able to deliver. The process of establishing collaborative relationships is difficult and time consuming and involves significant uncertainty. We cannot assure you that we will be able to negotiate acceptable collaboration agreements in the future. To the extent that we are unable to enter into future collaboration agreements, we would encounter increased capital requirements to undertake research, development and marketing at our own expense, and, in some cases, may have to discontinue development of one or more products. Assuming we are able to continue to develop certain products on our own, we may experience significant delays in introducing our product candidates or find that the absence of these collaboration agreements adversely affects our ability to manufacture or sell our product candidates, particularly outside the U.S.

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

If any of these contingencies occur, our revenues, results of operations, product development, productivity and business may suffer.

We face intense competition and rapid technological change that could result in products superior to the products we are developing.

The biotechnology and pharmaceutical industries are subject to rapid and significant technological change. We have numerous competitors in the U.S. and abroad, including, among others, major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. These competitors may develop technologies and products that are more effective or less costly than, or otherwise preferable to, any of our current or future products, and that could render our technologies and products obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, production and marketing capabilities than we do. We cannot be certain that one or more companies will not receive patent protection that dominates, blocks or otherwise adversely affects our product development or business. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of pharmaceutical products and obtaining FDA and other regulatory approvals of products. If we succeed in achieving commercial sales of our products, we also will be competing in commercial manufacturing efficiency and marketing capability, areas in which we have no experience. Our competitors may obtain FDA approval for products sooner or be more successful in manufacturing and marketing their products than are we or our collaborators.

Xolair competes, and our drug candidates that are successfully developed and approved for marketing will compete, with numerous existing therapies, as well as a significant number of drugs that are currently under development and will become available in the future for the treatment of allergic asthma, HIV and other diseases targeted by our product candidates. The introduction of new products or follow-on biologics or new information about existing products may result in lost market share or lower prices. Our collaborators’ abilities to successfully market Xolair or expand its usage and our ability to bring new products to the marketplace and successfully compete for market acceptance and market share among physicians, patients, healthcare payors and the medical community, will depend on many factors:

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

For instance, in mid-October 2005, Critical Therapeutics, Inc. launched Zyflo for the prevention and chronic treatment of asthma in patients 12 years of age and older. While not a direct competitor to Xolair, we understand that Critical Therapeutics’ marketing efforts are directed at the use of Zyflo prior to Xolair. We are also aware of other asthma therapies that may compete with Xolair.

If our products are not competitive based on the foregoing or other factors, our business, financial condition and results of operations will be materially harmed.

We may be unable to attract and retain key personnel and principal members of our scientific and management staff.

Our success depends greatly on our ability to attract and retain qualified scientific, manufacturing, clinical and other technical personnel, as well as to retain the services of our existing technical management staff. To pursue our research and development programs and product development plans, we will be required to hire additional qualified clinical, scientific, manufacturing, QA/QC and other technical personnel. There is intense competition for qualified staff, and we cannot assure you that we will be able to attract and retain the necessary qualified staff to develop our business. The failure to attract and retain these key personnel and management staff, or the loss of any of our current management team and our inability to replace him or her on a timely basis, could materially harm our business and financial condition.

We may be subject to product liability and other claims, and our insurance coverage may not be adequate to cover these claims.

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

Product liability insurance for the biopharmaceutical industry is generally expensive. Although we currently maintain product liability insurance covering our products in amounts we believe to be commercially reasonable, we cannot assure you that our coverage is adequate or that continued coverage will be available at acceptable costs. In addition, some of our license and collaboration agreements require us to obtain product liability insurance. Future license and collaboration agreements may also include such a requirement. Our inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit us or our collaborators from commercializing our products. A successful claim in excess of our insurance coverage could materially harm our business, financial condition and results of operations. In addition, any such claim could materially reduce our future revenues from sales of those products.

Our insurance coverage may not be adequate to cover other claims and losses resulting from operating, manufacturing and business hazards, including natural disasters.

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

Risks Associated with Manufacturing and Marketing

Our revenues are dependent on the continued market acceptance and successful commercialization of Xolair.

Our results of operations and future prospects are highly dependent on increasing the sales of our only commercial product, Xolair. Our revenues in 2005 consisted largely of revenue relating to sales of Xolair, and we expect that revenues from sales of Xolair and from payments based on the quantity of Xolair manufactured will constitute a larger percentage of our revenue in the next several years. Even though initial insurance and Medicare/Medicaid coverage of Xolair is encouraging, we cannot be certain that physicians, patients and payors will continue to widely accept Xolair as a treatment for its approved indication in the U.S. or in any foreign markets. A number of factors may affect the rate and level of Xolair’s ultimate market acceptance, including:

•	the effectiveness of Novartis’ and Genentech’s sales and marketing efforts;

•	the perception by physicians and other members of the healthcare community of Xolair’s safety, efficacy and benefits compared to those of competing products or therapies;

•	the willingness of additional physicians to adopt a new asthma treatment regimen;

•	Xolair’s price relative to other products or competing treatments;

•	the availability of third-party reimbursement;

•	the ability to conduct the Xolair post marketing commitment studies and the impact of the study results on the labeling of Xolair;

•	the ability to secure marketing approval for Xolair in Asia;

•	regulatory developments related to manufacturing or using Xolair;

•	the results of clinical development efforts for potential new indications for Xolair, and the scope and timing of additional marketing approvals and favorable reimbursement programs for any such expanded use;

•	availability of sufficient quantities of Xolair for commercial and clinical purposes;

•	increased competition for Xolair from new or existing products, which may demonstrate better safety, efficacy, cost-effectiveness or ease of administration than Xolair; and

•	adverse side effects or unfavorable publicity concerning Xolair.

If the level of Xolair sales declines or fails to increase, our financial condition, results of operations and future potential would be significantly harmed.

We have limited experience in manufacturing, and manufacturing problems or delays could result in delayed clinical trials.

Manufacturing biopharmaceuticals is difficult and complex, and requires facilities specifically designed and validated for this purpose. It can take years to design, construct, validate, and license a new biopharmaceutical manufacturing facility.

To develop products, we require sufficient quantity and quality of manufactured product for clinical trials. Regulatory or technical manufacturing issues that we may encounter could delay clinical development of our products. Any failure to produce these clinical requirements, either as a result of our inability to produce in accordance with cGMP or due to inadequate manufacturing capacity, can delay the commencement or continuation of our clinical trials. We own a pilot manufacturing facility in Houston, Texas, and, in January 2005, we assumed the long-term lease on, and purchased manufacturing equipment with respect to, a manufacturing facility with two 2,750L bioreactors in San Diego, California. We secured the facility in San Diego with the intent of manufacturing clinical trial materials and potentially initial commercial launch products, and we have been working to re-commission the facility for the cGMP manufacture of Phase 3 supplies of TNX-355. The facility was built in 1992 and had been idled by Biogen Idec for at least a year prior to our acquisition. While we believe that the majority of the issues associated with the re-commissioning have been resolved, we may have problems that may delay or prevent us from manufacturing the clinical supplies of TNX-355 we need for Phase 3. If we are unable to manufacture the required supplies ourselves, we may have to pursue contract manufacturing, which would result in a significant delay and increase in cost of the development program.

Our own ability to manufacture products on a commercial scale is uncertain.

To commercialize our products successfully, we must manufacture our products in commercial quantities in compliance with regulatory requirements and at an acceptable cost. If the manufacturing facilities used to produce our products cannot pass pre-approval or periodic plant inspections, the FDA and other regulatory agencies may not approve our products for sale or may delay or bar their further sale. In order to obtain regulatory approvals and to create capacity to produce our products in sufficient quantities for commercial sale at an acceptable cost, we will have to develop or acquire additional technology for commercial scale manufacturing and build or otherwise obtain access to adequate facilities such as contract manufacturing organizations, which will require substantial additional funds. Third-party manufacturers of biopharmaceutical products often encounter difficulties in scaling up production, including problems involving production yields, quality control and assurance, shortage of qualified personnel, compliance with FDA regulations, production costs, demonstration of the ability to manufacture the product using controlled, reproducible processes, and development of advanced manufacturing techniques and process controls. To the extent we utilize contract manufacturers, we must rely on them to perform in accordance with the contract terms. Furthermore, because of the size of the dose of TNX-355 that may be required to see a therapeutic benefit, it may be difficult for us to find one or more contractors who have the expertise and facilities to produce bulk drug substance of TNX-355 in commercial quantities. We cannot assure you that we, operating alone or with the assistance of others, can develop the necessary manufacturing technology or that we will be able to fund or build an adequate commercial manufacturing facility necessary to obtain regulatory approvals and to produce adequate commercial supplies of our potential products on a timely basis.

We also must rely on third-party contract manufacturers to fill and finish and label and package our product for clinical trials. We cannot guarantee that we will be able to secure these services on a timely basis or that the services will be performed in a manner that passes our quality assurance standards. Any failure or delay by these third parties could delay our filing for an IND or impede the progress of a clinical trial and would increase our development costs.

Manufacturing changes may result in delays in obtaining regulatory approval or marketing for our products.

If we make any changes in the manufacturing process for our products and product candidates once we begin clinical development, we may be required to demonstrate to the FDA and corresponding foreign authorities that the changes have not caused the resulting drug material to differ significantly from the drug material previously produced. Any significant manufacturing changes for the production of our product candidates could result in delays in development or regulatory approval.

Changing the manufacturing site is considered to be a change in the manufacturing process; therefore, moving TNX-355 production to our San Diego manufacturing facility from our Houston pilot plant entailed manufacturing changes. In addition, we made other changes to the TNX-355 manufacturing process to increase cell-line yield. Accordingly, we will need to show that the drug material we produce in the San Diego manufacturing facility for the Phase 3 studies is sufficiently similar to the product that was used for the Phase 2 study in order to avoid delays in development or regulatory approval for this antibody product. If we are unable to demonstrate comparability between the material we produce before and after manufacturing changes, we may not be able to rely on the results of prior preclinical studies and clinical trials performed using the previously produced drug material. Depending upon the type and degree of differences between the newer and older drug material, we may be required to conduct additional animal studies or human clinical trials to demonstrate that the newly produced drug material is sufficiently similar to the previously produced drug material.

We may make manufacturing changes for the production of TNX-832, our other product currently in clinical development, as well as future product candidates. An inability to show comparability between the older material and the newer material after making manufacturing changes could result in significant delays in development or regulatory approvals of our product candidates.

We lack sales and marketing experience, and we depend on third parties for their expertise in this area.

Under the terms of our collaboration agreements, Novartis and Genentech have exclusive marketing rights to Xolair and other collaboration anti-IgE products, and the revenues we receive from Xolair will depend primarily on the marketing and sales efforts of our collaboration partners. However, commercialization rights may revert back to us if our collaborators terminate our relationship. Furthermore, we may retain marketing rights, particularly in the U.S. and selected Asian countries, for other potential products that we can develop and sell effectively with a small, targeted sales force. We have not yet commercialized any of our internal or in-licensed product candidates, and we currently have no sales, marketing or distribution capabilities. Our commercialization of products that may be approved for marketing is subject to several risks, including but not limited to: difficulties in manufacturing the product on a large scale; difficulties in planning, coordinating and executing the commercial launch of the product; difficulties in marketing, distribution or sale of the product; competition from superior products; or third party patents that may preclude us from marketing the product.

If Xolair marketing rights revert to us or if we elect to market other products directly, we would require significant additional management expertise and have to make significant additional expenditures to develop an internal marketing function and a sales force. We cannot assure you that we would be able to establish a successful marketing and sales force should we choose to do so. If we are unsuccessful in hiring and retaining sales and marketing personnel with appropriate technical and sales expertise or in developing an adequate distributions capability to support them, our ability to generate product revenues will be adversely affected. To the extent we cannot or choose not to use internal resources for the marketing, sales or distribution of any potential products in the U.S. or elsewhere, we intend to rely on collaboration partners or licensees. We may not be able to establish or maintain such relationships or, if we are able to establish them, we will depend upon their efforts, which may not be successful.

Risks Related to Financial Results and Need for Financing

We have a history of net losses; we expect to continue to incur net losses and we may never achieve or maintain profitability.

We have incurred net losses since our inception. As of December 31, 2005, we had an accumulated deficit of approximately $113.3 million, including a net loss of $19.4 million for 2005. Our losses primarily have been the result of costs incurred in our research and development programs and from our general and administrative costs.

We have funded our operations to date principally from licensing fees, royalties, profit-sharing, milestone and manufacturing-rights payments under our current or former collaborations, as well as with proceeds from private placements and an initial public offering of our common stock. We expect to continue to incur substantial operating losses until such time, if ever, that we are able to generate sufficient revenue from royalties, profit sharing, and manufacturing rights from Xolair and, potentially, revenues from an additional product or products to cover our expenses. Our revenues may be reduced by adjustments and changes in amounts paid to us and amounts we may be required to pay to third parties.

Our ability to achieve and maintain long-term profitability depends to a significant extent on the continued successful commercialization of Xolair. It will also depend on our successfully completing preclinical and clinical trials, obtaining required regulatory approvals and successfully manufacturing and marketing our other current and future product candidates. We cannot assure you that we will be able to achieve any of the foregoing or that we will be profitable even if we successfully commercialize our products.

The market price of our common stock has been volatile.

Like other stocks of biopharmaceutical companies, the market price for our common stock has been and may continue to be volatile. Since January 1, 2004, our stock price ranged from $9.39 to $19.75. Factors that may have contributed to the volatility of our stock during this period included:

•	Reported sales volume of Xolair;

•	Results of clinical trials; and

•	General market conditions, including particularly the biotechnology company segment.

Other factors that may have a significant impact on the market price of our common Stock include:

•	Announcements of technological innovations by us or our competitors;

•	Publicity regarding actual or potential medical results relating to Xolair or products being developed by us;

•	Potential litigation or material contracts to which we may be a party;

•	Regulatory developments or delays concerning our products; and

•	Issues concerning the safety or commercial viability of our products.

Failure by Novartis or Genentech to develop, manufacture, market or distribute Xolair would impair our ability to generate revenues.

Under the terms of our collaboration agreements, Novartis and Genentech are generally responsible for conducting clinical trials on, obtaining regulatory approval for, and manufacturing, marketing and distributing Xolair. As a result, our ability to profit from Xolair and any other anti-IgE products covered by our collaboration agreements with Genentech and Novartis depends in large part on their performance. We cannot control the amount and timing of resources Novartis and Genentech will devote to any of our products. If Novartis or Genentech experiences manufacturing or distribution difficulties, does not actively market Xolair or other partnered anti-IgE products or does not otherwise perform under our collaboration agreements, our potential for revenue from these products will be dramatically reduced. Novartis and Genentech may terminate our collaboration agreements, and, in that event, we would experience increased capital requirements to undertake development and marketing at our expense. We cannot assure you that we would be able to manufacture, market and distribute Xolair on our own.

We may need additional financing, but our access to capital funding is uncertain, and issuance of additional common stock could dilute existing stockholders.

Our current and anticipated development projects require substantial additional capital. While we expect that our cash on hand, together with our revenue from Xolair, will fund our existing operations for the next four years, our future cash needs will depend on many factors, including the commercial success of Xolair, receiving royalty, profit-sharing, milestone and manufacturing-rights payments from our collaboration partners, making progress in our clinical development of TNX-355 and TNX-832 and in our preclinical efforts, other research and development activities, and entering into additional collaboration agreements. Our capital requirements may also depend on the progress and level of costs associated with preclinical studies and clinical trials, the costs associated with acquisitions of new product candidates by licensing or otherwise, the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements and the cost of manufacturing scale-up and development of marketing activities, if undertaken by us. We do not have committed external sources of funding and we cannot assure you that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

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

We may raise additional funds by issuing shares of our stock, which would cause dilution to our stockholders and may adversely affect the market price of our common stock. New investors could have rights superior to existing stockholders. If funding is insufficient at any time in the future, we may be unable to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures, and our business and financial condition may be harmed.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our research and development, process development, administrative and pilot scale manufacturing activities are conducted out of two buildings, which we own, in Houston, Texas, having approximately 111,000 aggregate square feet. These facilities are suitably equipped, and we believe that they are adequate for our current and near term purposes. We also own approximately 28 acres of land adjacent to these facilities in Houston.

Effective January 10, 2005, we assumed the lease for a 76,000 square foot biologics manufacturing facility located in San Diego, California. We expect that this facility, which houses two 2,750 liter bioreactor systems, will be capable of manufacturing clinical supplies for Phase 3 studies and potentially supplies for initial commercial product launches. We are in the process of re-commissioning the facility, which had been previously leased by Biogen Idec. Our lease extends until September 30, 2011, with two five-year extension options. While we believe that this facility will meet our immediate and near term needs, as our products continue to advance in development and to the extent that they are commercialized and we retain manufacturing rights, we will likely require additional manufacturing capacity.

ITEM 3. Legal Proceedings

As of the date of this report, Tanox has no material pending legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of 2005.

PART II

ITEM 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividends

Our common stock trades on The NASDAQ Stock Market under the symbol TNOX. The table below provides the high and low sales prices of our common stock for the periods indicated, as reported by the NASDAQ Stock Market.

	High	Low
Year Ended December 31, 2004:
First quarter	$19.75	$14.02
Second quarter	19.07	15.31
Third quarter	18.34	13.25
Fourth quarter	18.19	13.69

Year Ended December 31, 2005:
First quarter	$14.93	$9.60
Second quarter	11.80	9.39
Third quarter	14.69	11.98
Fourth quarter	16.96	11.72

On February 23, 2006, the last reported sale price of our common stock on the NASDAQ Stock Market was $18.76. As of February 23, 2006, there were 44,924,706 shares of common stock outstanding and 191 shareholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (or DTC). All of the shares of Common Stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and therefore considered to be held of record by Cede & Co. as one stockholder.

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

We did not repurchase any shares of our common stock during the fourth quarter of 2005.

ITEM 6. Selected Financial Data

The statement of operations data for the years ended December 3, 2005, 2004 and 2003 and the balance sheet data as of December 31, 2005 and 2004 have been derived from our audited financial statements included elsewhere in this annual report on Form 10-K. The statements of operations data for the years ended December 31, 2002 and 2001, and the balance sheet data as of December 31, 2003, 2002 and 2001 have been derived from our audited financial statements not included in this annual report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below has been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with our financial statements, including the notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues	$44,687	$20,506	$18,487	$560	$419

Research and development	47,898	27,200	21,037	22,651	21,683
Acquired in-process research and development	13,680	—	—	—	—
General and administrative	7,152	7,033	7,337	10,677	8,349
Restructuring charge	—	—	—	(268)	3,860

Total operating costs and expenses	68,730	34,233	28,374	33,060	33,892

Loss from operations	(24,043)	(13,727)	(9,887)	(32,500)	(33,473)
Other income, net	4,619	3,437	5,021	6,478	12,096

Loss before income tax benefit	(19,424)	(10,290)	(4,866)	(26,022)	(21,377)
Income tax benefit	—	—	228	—	—

Net loss	$(19,424)	$(10,290)	$(4,638)	$(26,022)	$(21,377)

Net loss per share – basic and diluted	$(0.43)	$(0.23)	$(0.11)	$(0.59)	$(0.49)

Shares used in computing loss per share – basic and diluted	44,675	44,020	43,979	43,911	44,010

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and investments [1]	$164,501	$202,511	$227,434	$227,990	$261,102
Working capital	169,080	164,425	154,566	127,592	198,092
Total assets	229,936	238,553	251,856	251,211	277,534
Notes payable	—	5,000	15,000	15,000	10,000
Accumulated deficit	(113,259)	(93,835)	(83,545)	(78,907)	(52,885)
Total stockholders’ equity	213,441	224,198	222,657	225,516	256,441

[1]	Includes restricted cash and investments of $5,000, $15,967 and $14,441 in 2004, 2003 and 2002, respectively.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tanox discovers and develops therapeutic monoclonal antibodies to address significant unmet medical needs in the areas of immune-mediated diseases, infectious disease, inflammation and cancer. Our products are genetically engineered antibodies that target a specific molecule or antigen.

Marketed Product - Xolair

Xolair was developed in collaboration with Genentech, Inc. (Genentech) and Novartis Pharma AG (Novartis). In the U.S., Xolair is labeled for treatment of adults and adolescents (12 years of age and above) with moderate-to-severe persistent asthma who have a positive skin test or in vitro reactivity to a perennial aeroallergen and whose symptoms are inadequately controlled with inhaled corticosteroids. Xolair was approved for use in the U.S. by the FDA in June 2003.

Under our collaboration agreements with Genentech and Novartis, we receive royalties on the net sales of Xolair and share in Novartis’ net profits from sales of Xolair in the U.S. For the year 2005, we recorded net royalty revenue of $29.4 million from sales of Xolair versus $13.3 million for the year 2004. We recorded net profit sharing of $1.1 million from Novartis for the first three quarters of 2005, as the profit-sharing calculation is one quarter in arrears. This represents the first payments of net profits from U.S. sales of Xolair to Tanox. Over the next several years, we expect that the net amount we will receive in royalties and profit-sharing payments from sales of Xolair, taking into account both credits and the amounts payable to our former attorneys, will be in the range of 8% to 12% of net sales, depending on the sales level achieved and geographic distribution of sales.

Under the terms of the February 25, 2004 Tripartite Collaboration Agreement (TCA) between Tanox, Genentech and Novartis, Tanox relinquished any rights to manufacture Xolair and in exchange receives payments based on the quantity of Xolair produced. We recorded our first manufacturing-rights revenue of $1.1 million from Genentech and Novartis in 2005 based on the quantity of Xolair produced in the first three quarters of 2005, as the manufacturing-rights revenue calculation is one quarter in arrears.

In 2005, we recorded $12.8 million in net milestone revenue when Xolair annual sales achieved $300 million in the U.S. The $20.0 million gross milestone was reduced by the $7.2 million due to our former attorneys under an arbitration award.

In October 2005, Novartis announced that the European Commission had granted marketing authorization in all 25 European Union member states for Xolair. Xolair was launched by Novartis in November 2005 in the United Kingdom and Germany. In Europe, Xolair is licensed as add-on therapy to improve asthma control in adults and adolescents (12 years of age and above) with severe persistent allergic asthma.

As of December 31, 2005, Xolair was approved in 41 countries. Clinical trials are ongoing to study the long-term safety profile of Xolair. Novartis is also currently conducting a Phase 3 trial to study the effectiveness of Xolair in pediatric allergic asthma patients. A Phase 2 study of Xolair in patients with severe peanut allergy was discontinued by Genentech, Novartis and Tanox in January 2006 after pre-study oral food challenges resulted in severe hypersensitivity in two individuals. The decision to discontinue the trial was not related to the safety of Xolair, since neither of the patients had received Xolair as they had not been enrolled in the study. Genentech, Novartis and Tanox are working with food-allergy experts and patient advocacy groups to determine a path forward before discussing alternative plans with the FDA.

Clinical Development Programs

We currently have two products in clinical development.

TNX-355

Our lead clinical product is TNX-355, a potential treatment for HIV/AIDS. In October 2005, we reported that the TNX-355 Phase 2 study met its primary endpoint with TNX-355 plus an OBR demonstrating a statistically significant reduction in viral load - the level of detectable HIV in the bloodstream - compared to placebo plus OBR at 24 weeks. TNX-355 was well tolerated, with no serious adverse events related to the drug. The Phase 2 trial is scheduled to complete its 48 week duration in April 2006. Subject to a satisfactory end-of-Phase 2 meeting with the FDA, we intend to move forward with a late-stage clinical study in 2006.

TNX-832

TNX-832 is an anti-tissue factor chimeric antibody for the treatment of acute lung injury (ALI) and acute respiratory distress syndrome (ARDS). We are conducting a Phase 1/2 trial with TNX-832 designed to evaluate safety and pharmacokinetics of the antibody. The trial is a single-blinded, dose-escalating, placebo-controlled trial, which is expected to complete enrollment of its third cohort by the end of 2006.

Preclinical Programs

We filed an IND application for TNX-650 in December 2005, as a potential treatment for Hodgkin’s lymphoma. TNX-650 is a humanized monoclonal antibody targeting interleukin 13 (IL-13) which has been shown to be elevated in the bloodstream of patients with Hodgkin’s disease. We anticipate initiating a Phase 1 study in 2006.

We also believe that IL-13 could play a role in other cancers and inflammatory disease, and we are conducting additional pre-clinical tests for such indications, including TNX-650 as a potential treatment for inflammatory disease. We intend to file a second IND for TNX-650 in 2006 for an inflammatory disease indication.

Other products in preclinical development are TNX-833, a tissue factor antagonist program as a potential treatment for cancer, TNX-234, a humanized monoclonal antibody being developed as a potential treatment of both dry and wet age-related macular degeneration (AMD) and TNX-717, a humanized monoclonal antibody being developed as a potential treatment for osteoporosis.

Manufacturing and Other Programs

Re-commissioning activities at our manufacturing facility in San Diego, California continued to advance throughout 2005. Scale up of the production process for clinical-trial material is under way for late-stage development of TNX-355.

Critical Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results may differ from those estimates.

Revenue Recognition

Under our collaboration agreements with Genentech and Novartis, we receive a royalty on the net sales of Xolair worldwide and share in Novartis’ net profits from Xolair sales in the U.S. Royalty revenue is recorded monthly based on contractual terms and information provided by Genentech and Novartis. Royalties are reconciled and adjusted if actual results differ from those previously reported to us and are subject to audit by Tanox. Profit sharing is calculated and recorded one quarter in arrears. Manufacturing rights revenue represents amounts received from Genentech and Novartis in consideration of our relinquishment, under the collaboration agreements, of our rights to manufacture Xolair. Manufacturing rights revenue is based on the quantity of Xolair produced and is calculated and recorded one quarter in arrears. Revenues from development agreements include payments for milestone achievements and sponsored research and development costs. Milestone payments are received under best efforts contracts and are not refundable. They are recognized as revenue when the milestones are achieved and there are no remaining performance obligations. Revenues for sponsored research and development are recognized as revenue as we complete our obligations related to such activities. Any revenue contingent upon future performance is deferred and recognized as the performance is completed. Revenues recognized are net of certain credits and amounts due to our former attorneys under an arbitration award.

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

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards (or “FAS”) No. 123, “Accounting for Stock-Based Compensation.” The revision is referred to as “FAS 123R — Share-Based Payment” (or “FAS 123R”), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (or “APB 25”) and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under employee stock plans. Tanox will adopt FAS 123R using the modified prospective basis on January 1, 2006. The adoption of FAS 123R is expected to result in compensation expense that will reduce diluted net income per share by approximately $0.13 to $0.16 per share for 2006. The actual 2006 stock compensation expense will dependent on the number of options granted, employee turnover and the volatility of our stock price.

Results of Operations

This discussion of our Results of Operations contains forward-looking statements regarding revenue, research and development expenses and general and administrative expenses. For a discussion of the risks and uncertainties associated with our forward looking projections, please see the “Factors That May Affect Our Future Results” section in this Form 10-K.

Years Ended December 31, 2005, 2004 and 2003

Revenues. For the years ended December 31, 2005, 2004 and 2003, revenues consist of the following:

	For the year ended December 31,
	2005	2004	2003
	(in thousands)
Royalties, net	$29,104	$13,240	$1,878
Royalties from related party, net	258	71	6
Profit share from related party, net	1,139	—	—
Development agreements, license fees and manufacturing rights, net	14,132	3,725	13,204
Development agreements from related party, net	54	3,470	3,399

Total revenues	$44,687	$20,506	$18,487

Revenues are recorded net of credits and amounts payable to our former attorneys under an arbitration award.

Royalty revenue increased $16.1 million in 2005 from 2004, and $11.4 million in 2004 versus 2003, due to increased Xolair sales.

Tanox recorded net profit sharing of $1.1 million from Novartis for the first three quarters of 2005, as the profit sharing calculation is one quarter in arrears. This represents the first payments of net profits from U.S. sales of Xolair to Tanox. Under our collaboration agreements, Tanox shares in Novartis’ net profits from sales of Xolair in the U.S.

Development agreement revenue, license fees and manufacturing rights revenue in 2005 includes $12.8 million in milestone revenue associated with Xolair annual sales achieving $300 million in the U.S. The $20.0 million gross milestone was reduced by $7.2 million which is due to our former attorneys under an arbitration award. Development agreements, license fees and manufacturing rights revenue in 2005 also includes $1.1 million in net manufacturing-rights revenue from the production of Xolair in the first three quarters of 2005, as the manufacturing-rights revenue calculation is one quarter in arrears. Development agreement revenue for 2004 includes a one-time reimbursement of $6.6 million received under the terms of the TCA among Novartis, Genentech and Tanox dated February 25, 2004, representing reimbursement by Genentech and Novartis of a portion of the TNX-901 development costs incurred by Tanox in previous years. Development agreement revenue in 2003 includes $14.7 million in milestone revenue associated with the FDA approval of Xolair in June 2003. The $20.0 million gross milestone was reduced by $5.3 million which was paid to our former attorneys under the arbitration award.

Research and Development Expenses. Research and development expense consists of costs incurred for product development and discovery research programs. Research and development expenses consist of direct costs and indirect overhead costs, including facilities costs, salaries, related benefit costs and material and supply costs. At December 31, 2005, our research and development clinical stage programs include TNX-355 and TNX-832. Research and preclinical stage programs include TNX-650 for Hodgkin’s lymphoma and inflammatory disease, TNX-234 for AMD, TNX-833 for cancer, TNX-717 for osteoporosis and bone fracture and other discovery and exploratory research projects. For the years ended December 31, 2005, 2004 and 2003, costs associated with research and development programs, including allocated overhead, were:

	For the year ended December 31,
	2005	2004	2003
	(in thousands)
Clinical stage programs	$36,064	$18,698	$15,386
Research and preclinical stage programs	11,834	8,502	5,651

Total research and development expenses	$47,898	$27,200	$21,037

Research and development expenses increased $20.7 million in 2005 from 2004. Approximately $16.3 million of this increase was attributable to the costs associated with the re-commissioning of our San Diego manufacturing facility in 2005. The remainder of the 2005 increase relates to increased clinical trial costs associated with the TNX-355 Phase 2 study and the TNX-832 Phase 1/2 study and increased personnel costs.

Research and development expenses increased $6.2 million in 2004 from 2003 due to expenses associated with TNX-355 development activities and increased spending for preclinical stage programs.

Acquired in-process research and development. On March 31, 2005, we acquired a tissue factor antagonist program for the potential treatment of ALI/ARDS from Sunol. In addition to ALI/ARDS, the anti-tissue factor monoclonal antibodies acquired from Sunol have the potential to treat cancer and other diseases that result from over expression of tissue factor and related coagulation abnormalities. We issued an aggregate of 800,000 shares of our common stock and paid $6.0 million in cash for the program, resulting in a fair value of $13.7 million. Of the shares issued, 275,000 shares will be held in escrow for up to three years after the closing of the transaction to secure indemnification obligations under the Asset Purchase Agreement. As of the acquisition date, the acquired program was still in early stage development and had not reached technological feasibility. We determined that no alternative future use existed for this program, and, accordingly, the $13.7 million acquisition price was recorded as acquired in-process research and development expense.

General and Administrative Expenses. For the years ended December 31, 2005, 2004 and 2003, the cost associated with general and administrative activities were:

	For the year ended December 31,
	2005	2004	2003
	(in thousands)
General and administrative expenses	$7,152	$7,033	$7,337

General and administrative expenses for the years ended December 31, 2005, 2004 and 2003 did not change significantly.

Other Income. For the years ended December 31, 2005, 2004 and 2003, other income was:

	For the year ended December 31,
	2005	2004	2003
	(in thousands)
Other Income	$4,619	$3,437	$5,021

Other income for the year ended December 31, 2005 increased $1.2 million from 2004, primarily due to a rise in interest income in 2005 resulting from higher average interest rates, which was partially offset by lower amounts available for investment, while 2004 versus 2003 decreased $1.6 million principally due to reduced interest income resulting from lower average interest rates and lower amounts available for investment. In 2003, other expense also includes a loss of $348,000 on the sale of assets associated with closing our Taiwan office in May 2003.

Income Taxes. There was no provision for income taxes in 2005, 2004 or 2003, due to pre-tax losses of $19.4 million, $10.3 million and $4.9 million, respectively. During the year ended December 31, 2003, we received a refund related to Alternative Minimum Taxes paid in 1996 and 1997 which we recorded as a credit (benefit) to our income tax provision.

Net Loss. For the year ended December 31, 2005, we recorded a net loss of $19.4 million, or $0.43 net loss per share, compared to a net loss of $10.3 million or $0.23 net loss per share for same period in 2004. The increase in net loss in 2005 was due primarily to the acquired in-process research and development expense for the purchase of the tissue factor antagonist program, re-commissioning costs associated with our San Diego manufacturing facility and the increase in other research and development expenses. This was partially offset by increased revenue associated with Xolair. The net loss increased to $10.3 million in 2004 or $0.23 net loss per share, as compared to $4.6 million or $0.11 net loss per share in 2003.

Liquidity and Capital Resources

We have financed our operations since inception primarily through sales of equity securities, development and licensing fee revenues, interest income, equipment financing agreements and, beginning in 2003, royalty revenue from Xolair sales. During the year ended December 31, 2000, we sold approximately 8.6 million shares of common stock in an initial public offering for net proceeds of $225.8 million. As of December 31, 2005, we had $164.5 million in cash, cash equivalents and investments, of which $153.0 million were classified as current assets.

Cash, cash equivalents and investments decreased by $38.0 million for the year ended December 31, 2005 to $164.5 million from $202.5 million at December 31, 2004. The net decrease in funds was primarily due to the acquisition of the manufacturing assets from Biogen Idec, the acquisition of acquired in-process research and development materials and intellectual property rights, the repayment of the note payable to a bank and the funding of operating activities.

Net cash used in operating activities was $17.3 million for the year ended December 31, 2005 compared to $17.0 million for 2004. The 2005 use of cash was comprised mainly of a net loss of $19.4 million, an increase in receivables related to the Xolair milestone, and other assets of $22.8 million, offset by acquired in-process research and development of $13.7 million. The 2004 net cash used was mainly due to the release from escrow of $9.7 million to our former attorneys in connection with an accrued arbitration award.

Net cash provided by investing activities was $62.3 million for the year ended December 31, 2005 compared to $292,000 for 2004. In 2005, investments decreased by $74.0 million, as maturities increased over purchases, compared to a decrease of $3.7 million for the same period in 2004. In 2005, restricted cash decreased by $5.0 million due to the repayment of a note to a bank. In 2004, restricted cash decreased by $5.5 million due to the release from escrow of $9.7 million to our former attorneys offset by the maturity of a restricted investment. Additions to property and equipment were $9.6 million for the year ended December 31, 2005 versus $8.9 million for 2004. In 2005, $6.0 million of cash was paid for acquired in-process research and development.

Net cash used in financing activities was $3.6 million for the year ended December 31, 2005 compared to $551,000 for 2004. An increase in cash of $1.4 million from stock option exercises was offset by the repayment of a note to a bank of $5.0 million.

Pursuant to a Lease Assignment and Asset Purchase Agreement dated December 9, 2004, between Biogen Idec and Tanox, on January 10, 2005, we acquired from Biogen Idec certain manufacturing, process development and QC equipment, related documentation and furniture and fixtures housed in a 76,000 square foot leased facility located in San Diego, California. We paid Biogen Idec approximately $5.6 million for the assets. Tanox finalized the allocation of the purchase price in the second quarter of 2005 and classified $4.6 million as property, plant and equipment and the remaining $1.0 million as an intangible asset for manufacturing equipment documentation, included in other assets on the balance sheet. We also agreed to assume the obligations of Biogen Idec under the triple net lease for the facility, which extends until September 30, 2011. The lease has two five-year extension options and escalating lease payments of approximately 4%. As partial consideration for our agreement to the extension of the lease term to September 30, 2011, Biogen Idec agreed to make two payments to us, each in the amount of $2.4 million, on September 30, 2007 and November 30, 2008. We expect the total lease obligation of Tanox for this lease assignment through 2011, net of the Biogen Idec payments, will be approximately $24.6 million.

On March 31, 2005, we acquired a tissue factor antagonist program for the potential treatment of ALI/ARDS from Sunol. In addition to ALI/ARDS, we believe the anti-tissue factor monoclonal antibodies acquired from Sunol have the potential to treat cancer and other diseases that result from over expression of tissue factor and related coagulation abnormalities. In consideration for the tissue factor antagonist program, we issued an aggregate of 800,000 shares of our Common Stock and paid $6.0 million in cash to Sunol. Of the shares issued, 275,000 shares will be held in escrow by Sunol for up to three years after the closing of the transaction to secure indemnification obligations under the Asset Purchase Agreement. As part of the program, we received all tissue factor antagonist assets of Sunol, including anti-tissue factor monoclonal antibodies and related technologies and intellectual property, as well as non-exclusive rights to certain technologies and related intellectual property for protein and antibody expression. Based upon the closing price of our Common Stock on March 31, 2005, the fair value of the acquired assets was $13.7 million, including the $6.0 million paid in cash. As of the acquisition date, the acquired program was still in early development stage, had not reached technological feasibility and had no alternative future use. Accordingly, we recorded the $13.7 million acquisition price as an acquired in-process research and development expense for the year ended December 31, 2005.

In the second quarter of 2005, Tanox Biotech (Shanghai), Ltd (Tanox Shanghai) was established as a wholly owned subsidiary of Tanox Pharma International to carry out research projects and collaborate with academic research institutes in China. In May 2005, Tanox Shanghai entered into an agreement with the Institute of Health Science in Shanghai, China, to establish a joint research laboratory.

Tanox and a third party manufacturer began discussions in the fourth quarter of 2004 related to revisions to a manufacturing and supply agreement because we determined that we would produce TNX-355 for Phase 3 clinical trials in the newly-leased San Diego manufacturing facility. In February 2005, a letter agreement with the third party manufacturer was reached to suspend all provisions of the manufacturing and supply agreement for a period to be determined by us, but not to exceed 30 months. Under the terms of the letter agreement, Tanox paid a total of $1.7 million, of which $340,000 represented a cancellation fee and the remaining $1,360,000 may be credited against future work performed by the third party manufacturer, subject to certain limitations. We plan to resume production of TNX-355 under the manufacturing and supply agreement on or before August 30, 2007.

On February 25, 2004, Tanox, Genentech and Novartis entered into a Tripartite Collaboration Agreement (TCA) to settle all then outstanding litigation and arbitrations among the parties and to finalize the detailed terms of the three-party collaboration, begun in 1996, to develop and commercialize certain anti-IgE antibodies, including Xolair and TNX-901. Under the terms of the three-party collaboration agreement, Genentech and Novartis each reimbursed Tanox $3.3 million for a portion of its TNX-901 development costs, and Tanox relinquished any rights to manufacture Xolair in exchange for the right to receive payments tied to the quantity of Xolair produced. The first manufacturing rights payment was received in the third quarter of 2005.

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

In September 2002, we entered into a $16.0 million Revolving Line of Credit Note Agreement (LOC Agreement) with a bank. Under the terms of the agreement, we could secure advances up to the aggregate principal amount of $16.0 million, the proceeds of which could be used to finance the purchase of property, plant and equipment. The outstanding principal balance was payable in full on September 27, 2006, and advances bear interest at the lesser of the Prime Rate or LIBOR, the London Interbank Offered Rate, plus 1%. Accrued interest is payable on the last day of each month. We repaid $5 million outstanding under the LOC Agreement and terminated the agreement on December 28, 2005. The company has alternative sources of capital at more favorable terms and determined not to replace or renegotiate the credit agreement at this time.

The following table represents Tanox’s contractual obligations as of December 31, 2005:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating Leases	$21,064	$4,168	$3,983	$8,049	$4,864
Purchase obligations	850	850	—	—	—

Total	$21,914	$5,018	$3,983	$8,049	$4,864

Our current and anticipated development projects require substantial additional capital to complete. We do not expect to generate positive cash flow from operations until at least 2007 because we anticipate that the amount of cash we need to fund operations, including research and development, manufacturing and other costs, and for capital expenditures, will increase in the future as our projects move from research to clinical development to commercialization. We may make additional acquisitions of businesses or intellectual property assets and also expect that we will need to expand our clinical development, manufacturing capacity, facilities, business development and marketing activities to support the future development of our programs. Based on cash projections, we expect that cash on hand and revenue from operations will be sufficient to fund our existing operations for at least the next four years. However, our future capital needs will depend on many factors, including the continued successful commercialization of Xolair, progress in our research and product development activities, the size and design of our clinical trials, commercialization activities, the costs and magnitude of product or technology acquisitions, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, establishing additional collaboration and licensing arrangements, potential merger and acquisition activities, potential litigation surrounding any of the foregoing, and manufacturing scale-up costs and marketing activities, if we undertake those activities. Consequently, we may need to raise additional funds and we may issue additional shares of common stock or other equity securities.

We filed a universal shelf Registration Statement with the Securities and Exchange Commission (SEC) in May 2005, which would permit us to sell up to $100 million of equity or debt securities in one or more offerings. We expect to use the net proceeds from sales of securities under this shelf registration statement to provide additional funding for development of products in our drug development pipeline, potential product acquisition or licensing opportunities and general corporate purposes. The terms of any offering of securities will be made public in a subsequent filing with the SEC at the time of any such sale.

Pursuant to the terms of a registration rights agreement entered into with Sunol in connection with the acquisition of the tissue factor antagonist program, we filed a Registration Statement with the SEC in May 2005 covering the resale of up to 525,000 shares of our common stock by Sunol and its shareholders to whom a portion of those shares have been distributed.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of risks, including changes in interest rates and foreign currency exchange fluctuations. In the normal course of business, we have established policies and procedures to manage these risks.

Foreign Currency Exchange Rates. We are subject to foreign currency exchange risk because we conduct minimal operations through one foreign subsidiary in China.

Interest Rate Risk. Cash, cash equivalents and investments were approximately $164.5 million at December 31, 2005. These assets were primarily invested in investment grade corporate bonds, commercial paper, government agency securities and money market funds with maturities of less than three years, which we have the ability and intent to hold to maturity. We also invest in auction securities which are classified as available for sale securities. We do not invest in derivative securities. Although our portfolio is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would actually be recognized in earnings unless we sell the asset.

ITEM 8. Financial Statements and Supplementary Data

Tanox, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Tanox, Inc.

We have audited the accompanying consolidated balance sheets of Tanox, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tanox, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tanox, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 31, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 24, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Tanox, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Tanox, Inc. (Tanox) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tanox’s management is responsible for maintaining effective internal control over financial reporting for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Tanox maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Tanox, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tanox, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2005 of Tanox, Inc. and our report dated February 24, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 24, 2006

TANOX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per share data)

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,732	$5,284
Restricted cash	—	5,000
Short-term investments	106,228	152,960
Interest receivable	799	2,149
Accounts receivable	29,335	6,049
Accounts receivable from related party	122	44
Prepaid expenses and other	2,359	2,294

Total current assets	185,575	173,780
LONG-TERM INVESTMENTS	11,541	39,267
PROPERTY, PLANT AND EQUIPMENT, NET	31,214	25,506
OTHER ASSETS	1,606	—

Total assets	$229,936	$238,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,615	$2,399
Accrued liabilities	4,913	6,092
Accrued arbitration award	8,967	864

Total current liabilities	16,495	9,355

LONG-TERM LIABILITIES:
Note payable to bank	—	5,000

Total long-term liabilities	—	5,000

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 45,466,957 and 44,531,998 shares issued in 2005 and 2004, respectively; 44,912,257 shares and 43,977,298 shares outstanding in 2005 and 2004, respectively	455	445
Additional paid-in capital	331,822	322,671
Treasury stock, at cost; 554,700 shares in 2005 and 2004	(6,261)	(6,261)
Accumulated other comprehensive income	684	1,178
Accumulated deficit	(113,259)	(93,835)

Total stockholders’ equity	213,441	224,198

Total liabilities and stockholders’ equity	$229,936	$238,553

The accompanying notes are an integral part of these consolidated financial statements.

TANOX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	For the Year Ended December 31,
	2005	2004	2003
REVENUES:
Royalties, net	$29,104	$13,240	$1,878
Royalties from related party, net	258	71	6
Profit share from related party, net	1,139	—	—
Development agreements, license fees and manufacturing rights, net	14,132	3,725	13,204
Development agreements from related party, net	54	3,470	3,399

Total revenues	44,687	20,506	18,487

OPERATING COSTS AND EXPENSES:
Research and development	47,898	27,200	21,037
Acquired in-process research and development	13,680	—	—
General and administrative	7,152	7,033	7,337

Total operating costs and expenses	68,730	34,233	28,374

LOSS FROM OPERATIONS	(24,043)	(13,727)	(9,887)

OTHER INCOME (EXPENSES):
Interest income	4,954	3,754	5,959
Interest expense	(218)	(166)	(451)
Other, net	(117)	(151)	(487)

Total other income	4,619	3,437	5,021

LOSS BEFORE INCOME TAX BENEFIT	(19,424)	(10,290)	(4,866)
Income tax benefit	—	—	228

NET LOSS	$(19,424)	$(10,290)	$(4,638)

NET LOSS PER SHARE – Basic and diluted	$(0.43)	$(0.23)	$(0.11)

SHARES USED IN COMPUTING NET LOSS PER SHARE — Basic and diluted	44,675	44,020	43,979

COMPREHENSIVE LOSS:
Net loss	$(19,424)	$(10,290)	$(4,638)
Foreign currency translation adjustment	3	—	(168)
Unrealized gain (loss) on available-for-sale securities	(497)	484	694

TOTAL COMPREHENSIVE LOSS	$(19,918)	$(9,806)	$(4,112)

The accompanying notes are an integral part of these consolidated financial statements.

TANOX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2005, 2004 and 2003

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
BALANCES, December 31, 2002	44,301,641	$443	$310,073	$(6,261)	$168	$(78,907)	$225,516
Exercise of stock options, net	168,805	2	1,205	—	—	—	1,207
Stock option compensation to non-employees	—	—	46	—	—	—	46
Foreign currency translation adjustment	—	—	—	—	(168)	—	(168)
Unrealized gain on available-for-sale security	—	—	—	—	694	—	694
Net loss	—	—	—	—	—	(4,638)	(4,638)

BALANCES, December 31, 2003	44,470,446	$445	$311,324	$(6,261)	$694	$(83,545)	$222,657

Exercise of stock options, net	61,552	—	551	—	—	—	551
Stock option compensation to non-employees	—	—	54	—	—	—	54
Unrealized gain on available-for-sale securities	—	—	—	—	484	—	484
Capital contribution from forgiveness of loan principal and interest by related party	—	—	10,742	—	—	—	10,742
Net loss	—	—	—	—	—	(10,290)	(10,290)

BALANCES, December 31, 2004	44,531,998	$445	$322,671	$(6,261)	$1,178	$(93,835)	$224,198
Exercise of stock options, net	134,959	2	1,434	—	—	—	1,436
Stock option compensation to non-employees	—	—	45	—	—	—	45
Unrealized loss on available-for-sale securities	—	—	—	—	(497)	—	(497)
Common stock issued for purchase of in-process research and development	800,000	8	7,672	—	—	—	7,680
Foreign currency translation adjustment	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	(19,424)	(19,424)

BALANCES, December 31, 2005	45,466,957	$455	$331,822	$(6,261)	$684	$(113,259)	$213,441

The accompanying notes are an integral part of these consolidated financial statements

TANOX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,424)	$(10,290)	$(4,638)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities -
Depreciation and amortization	3,922	2,609	2,231
Amortization of intangible	152	—	—
Compensation expense related to stock options	45	54	46
Loss on sale of equipment	—	39	399
Acquired in-process research and development	13,680	—	—
Other, net	—	—	123
Changes in operating assets and liabilities -
Increase in receivables and other assets	(22,812)	(5,319)	(1,316)
(Decrease) increase in current liabilities	7,140	(4,102)	3,504

Net cash provided by (used in) operating activities	(17,297)	(17,009)	349

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(198,365)	(249,139)	(171,237)
Maturities and sales of investments	272,326	252,844	183,710
Cash paid for acquisition of in-process research and development	(6,000)	—	—
Additions to property, plant and equipment	(9,630)	(8,949)	(2,638)
Purchase of intangible	(1,025)	—	—
Decrease (increase) in restricted cash	5,000	5,536	(5,741)

Net cash provided by investing activities	62,306	292	4,094

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable to bank	(5,000)	—	—
Proceeds from issuance of common stock	1,436	551	1,207

Net cash provided by (used in) financing activities	(3,564)	551	1,207

IMPACT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	3	—	(168)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,448	(16,166)	5,482
CASH AND CASH EQUIVALENTS, beginning of year	5,284	21,450	15,968

CASH AND CASH EQUIVALENTS, end of year	$46,732	$5,284	$21,450

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Capital contribution from forgiveness of note payable by a related party	—	10,000	—
Capital contribution from forgiveness of interest by a related party	—	742	—
Common stock issued for purchase of in-process research and development	7,680	—	—
Unrealized gain (loss) on available-for-sale security	(497)	484	694
Cash paid during the year for interest	(218)	(127)	(115)
Cash received for Federal AMT refund	—	—	228

The accompanying notes are an integral part of these consolidated financial statements.

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. ORGANIZATION AND BUSINESS

Tanox, Inc. (“Tanox” or “the Company”) is a biotechnology company specializing in the discovery and development of biotherapeutics based on monoclonal antibody technology. The Company develops innovative therapeutic agents for the treatment of immune-mediated diseases, inflammation, infectious disease and cancer. Tanox was formerly known as Tanox Biosystems, Inc. and was incorporated as a Texas corporation on March 19, 1986. Tanox was reincorporated in January 2000 as a Delaware corporation.

Tanox entered into a development and licensing agreement with the predecessor to Novartis Pharma AG (Novartis) in May 1990, in which Tanox and Novartis agreed to jointly develop, produce and market certain products for IgE-mediated diseases, including asthma and allergy. Tanox received an initial milestone payment upon signing the agreement and has received additional milestone payments and reimbursement of designated expenses. Under separate agreements, Novartis purchased 6,373,732 shares of Tanox common stock and loaned Tanox $10.0 million for the construction of a pilot manufacturing facility. Under the terms of the Amended and Restated Development and Licensing Agreement, dated February 25, 2004, the principal and accrued interest on this loan were forgiven in full by Novartis and recorded by Tanox as a capital infusion. Because the shares owned by Novartis represent approximately 14.2% of Tanox’s outstanding common stock at December 31, 2005, Novartis is considered a related party in Tanox’s financial statements.

Tanox, Novartis and Genentech, Inc. (Genentech) entered into a binding agreement-in-principle (Three-Party Collaboration) in July 1996 to combine their existing anti-IgE antibody programs into a cooperative effort to develop and commercialize selected anti-IgE antibodies. Xolair, whose therapeutic effects have been validated in clinical trials in patients suffering from allergic asthma, hay fever and perennial allergic rhinitis, is Tanox’s most advanced product in development and is being developed under the Three-Party Collaboration. On June 20, 2003, Xolair was approved for treating adults and adolescents with moderate to severe persistent asthma by the Food and Drug Administration (FDA). Tanox receives royalty payments on net sales of Xolair pursuant to the Three-Party Collaboration, participates in Novartis’ net profits on Xolair in the U.S., shares net losses and net profits with Novartis on the development and commercialization of Xolair in certain far East countries and earns milestone payments upon the occurrence of specified development and commercialization events. Tanox relinquished any rights it had to manufacture Xolair and in exchange receives payments based on the quantity of Xolair produced. Tanox, Novartis and Genentech finalized the detailed terms of the Three-Party Collaboration agreements in February 2004.

Tanox engages in research and development activities which involve a high degree of risk and uncertainty. Tanox has not generated any revenues from product sales, only royalty, profit-sharing, manufacturing-rights and development revenue. The ability of Tanox to successfully develop, manufacture and market its products is dependent upon many factors. These factors could include, but are not limited to, the need for additional financing, the ability to maintain or obtain additional manufacturing capabilities and the ability to develop or obtain sales and marketing capabilities or collaborative arrangements. Additional factors could include uncertainties as to patents and proprietary technologies, efficacy and safety of its products, competition, governmental regulations and regulatory approval.

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Tanox and its wholly owned subsidiaries, Tanox Pharma International, Inc., Tanox Pharma B.V., TanAsia Pharma, Ltd., Tanox Biotech (Shanghai) Co. Ltd. and Tanox West, Inc. Intercompany transactions and balances are eliminated in consolidation. Tanox Pharma B.V. and TanAsia Pharma Ltd. ceased to be subsidiaries in 2003.

Reclassification

Certain prior year balances have been reclassified in the financial statements for comparative purposes. The Company reclassified $24.9 million of auction rate securities from cash and cash equivalents to short-term investments and reclassified $5.0 million from held-to-maturity to available-for-sale investments based upon their stated maturity date for the year ended December 31, 2003.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results may differ from those estimates.

Revenue Recognition

Under our collaboration agreements with Genentech and Novartis, we receive a royalty on the net sales of Xolair worldwide and share in Novartis’ net profits from Xolair sales in the U.S. Royalty revenue is recorded monthly based on contractual terms and information provided by Genentech and Novartis. Royalties are reconciled and adjusted if actual results differ from those previously reported to us and are subject to audit by Tanox. Profit sharing is calculated and recorded one quarter in arrears. Manufacturing rights revenue represents amounts received from Genentech and Novartis in consideration of our relinquishment, under the collaboration agreements, of our rights to manufacture Xolair. Manufacturing rights revenue is based on the quantity of Xolair produced and is calculated and recorded one quarter in arrears. Revenues from development agreements include payments for milestone achievements and sponsored research and development costs. Milestone payments are received under best efforts contracts and are not refundable. They are recognized as revenue when the milestones are achieved and there are no remaining performance obligations. Revenues for sponsored research and development are recognized as revenue as we complete our obligations related to such activities. Any revenue contingent upon future performance is deferred and recognized as the performance is completed. Revenues recognized are net of certain credits and amounts due to our former attorneys under an arbitration award.

Cash Equivalents, Short-term and Long-term Investments

Cash equivalents consist of highly-liquid investments with original maturities of three months or less. Management determines the appropriate classification of its cash equivalents, short-term investments and long-term investments at the time of purchase. Investments consist of investment grade corporate bonds, commercial paper, asset-backed securities, auction-rate securities and government

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

agency securities with maturities of less than three years from the balance sheet date. Certain investments are classified as held-to-maturity and carried at amortized cost in the accompanying consolidated financial statements. The Company’s available-for-sale securities are stated at fair value based on the quoted market price of the investment. Unrealized gains and losses on available-for-sale securities are reported as other comprehensive income (loss), which is a separate component of stockholders’ equity.

Restricted Cash and Investments

Tanox is required to maintain restricted cash or investments to collateralize borrowings under its Revolving Line of Credit Note Agreement. At December 31, 2005, Tanox had no restricted cash due to the payment of the outstanding balance under the Line of Credit Agreement (See Note 8) and at December 31, 2004, Tanox had restricted cash and investments of $5.0 million.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash, cash equivalents and short-term investments, approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the Company’s debt obligations approximates fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash equivalents, short and long-investments in short and long-term investments and trade receivables. Cash equivalents and short and long-term investments consist of money market funds, taxable commercial paper, asset-backed securities, corporate bonds with high credit quality auction-rate securities and U.S. government agency obligations. All cash, cash equivalents and short and long-term investments are maintained with financial institutions that management believes are credit worthy. The Company’s investment policy, approved by the Board of Directors, limits the amount the Company may invest in any one type of investment, thereby reducing credit risk concentrations. At December 31, 2005 and 2004, receivables from Genentech, a large pharmaceutical company located in the U.S., were 99.6% and 99.3%, respectively. Revenues from Genentech for the same periods were 93.9% and 81.5%, respectively. The Company has not experienced any significant credit losses to date and, at December 31, 2005, management believes that the Company has no significant concentrations of credit risk.

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Property, Plant and Equipment

Property, plant and equipment is carried at cost and depreciated on a straight-line basis over the estimated useful economic lives of the assets or, in the case of leasehold improvements, over the shorter of the asset useful life or the remaining term of the lease. The estimated useful lives used in computing depreciation and amortization are:

Useful lives
Buildings and improvements	10 to 20 years
Manufacturing, laboratory and office equipment	3 to 7 years
Leasehold improvements	Length of lease
Furniture and fixtures	7 years

When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in other income (expenses). Maintenance and repair expenditures are charged to expense when incurred.

Property, plant and equipment balances at December 31, 2005 and 2004 are summarized below (in thousands):

	2005	2004
Land	$4,332	$4,332
Building and improvements	17,481	16,714
Manufacturing, laboratory and office equipment	22,553	14,858
Leasehold improvements	439	—
Furniture and fixtures	881	765
Construction in progress	2,009	1,415

	47,695	38,084
Less: Accumulated depreciation and amortization	(16,481)	(12,578)

Net property, plant and equipment	$31,214	$25,506

The estimated cost to complete the construction in progress projects at December 31, 2005 is $863,000.

Impairment of Long-Lived Assets, Including Intangibles

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

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Income Taxes

Tanox accounts for income taxes using the liability method prescribed by Statement of Financial Accounting Standards (FAS) No. 109, “Accounting for Income Taxes.” Under this method, deferred income tax assets and liabilities reflect the impact of temporary differences between the financial accounting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Foreign Currency Transactions and Translations

The balance sheet accounts of Tanox’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect on reporting dates. Foreign currency translation adjustments are reflected in other comprehensive loss. Statement of Operations items are translated at average exchange rates in effect during the financial statement period. Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are classified as other income (expenses).

Net Loss Per Share

FAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted net loss per share (EPS). Basic EPS is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as basic EPS, except that diluted EPS reflects the potential dilution that would occur if outstanding options were exercised. Tanox incurred net losses for the years ended December 31, 2005, 2004 and 2003; therefore, all options outstanding for each of the years were excluded from the computation of diluted EPS because they would have been antidilutive.

Segment Information

The Company currently operates in one business segment, that being the development and commercialization of novel antibody drugs. The Company is managed and operated as one business. The entire business is comprehensively managed by a single management team that reports to the Chief Executive Officer. The Company does not operate separate lines of business or separate business entities with respect to its products or product candidates. Accordingly, the Company does not accumulate discrete financial information with respect to separate product areas and does not have separately reportable segments as defined by FAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

Stock-Based Compensation

As further discussed in Note 11, Tanox has four stock-based compensation plans, which are accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” Under the intrinsic value method described in APB Opinion No. 25, no compensation expense is recognized if the exercise price of the employee stock option equals the market price of the underlying stock on the date of grant. Tanox recognized $45,000, $54,000 and $46,000 of stock-based compensation during the years ended December 31, 2005, 2004 and 2003, respectively, which was related to Scientific Advisory Board Members and non-employee stock options.

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Assuming the compensation cost for the stock option plans had been determined pursuant to the fair value method under FAS No. 123 “Accounting for Stock Based Compensation,” Tanox’s pro forma net loss would have been as follows (in thousands, except per share data):

	Year ended December 31,
	2005	2004	2003
Net loss -
As reported	$(19,424)	$(10,290)	$(4,638)
Stock-based employee compensation expense determined under the fair value based method for all awards	(5,915)	(5,282)	(4,847)

Pro forma net loss	$(25,339)	$(15,572)	$(9,485)

Loss per share – Basic and diluted
As reported	$(0.43)	$(0.23)	$(0.11)
Pro forma	$(0.57)	$(0.35)	$(0.22)

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards (or “FAS”) No. 123, “Accounting for Stock-Based Compensation.” The revision is referred to as “FAS 123R — Share-Based Payment” (or “FAS 123R”), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (or “APB 25”) and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under employee stock plans. Tanox will adopt FAS 123R using the modified prospective basis on January 1, 2006. The adoption of FAS 123R is expected to result in compensation expense that will reduce diluted net income per share by approximately $0.13 to $0.16 per share for 2006. The actual 2006 stock compensation expense will dependent on the number of options granted, employee turnover and the volatility of our stock price.

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

3. INVESTMENTS

Short-term and long-term investments at December 31, 2005 consist of the following (in thousands):

	Book Value	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Certificates of Deposit:
One year or less	$3,000	$—	$(21)	$2,979
Commercial Paper:
One year or less	13,039	—	(3)	13,036
Corporate Debt Securities:
One year or less	15,056	—	(34)	15,022
Greater than 1 year and less than 3 years	2,525	—	(7)	2,518
Euro Dollar Bonds:
One year or less	2,536	—	(15)	2,521
Greater than 1 year and less than 3 years	3,016	—	(1)	3,015
Government/Agency Securities:
One year or less	27,500	—	(228)	27,272
Greater than 1 year and less than 3 years	6,000	—	(91)	5,909

Total Securities held to maturity	72,672	—	(400)	72,272
Available-for-sale investments*	44,416	681	—	45,097

Total short- and long-term investments at December 31, 2005	$117,088	$681	$(400)	$117,369

*	For the year ended December 31, 2005, the fair value of our available-for-sale investments decreased by $497,000 and an unrealized loss is included as a component of stockholders’ equity.

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Short-term and long-term investments at December 31, 2004 consist of the following (in thousands):

	Book Value	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Asset-backed Securities:
One year or less	$5,087	$—	$(33)	$5,054
Greater than 1 year and less than 3 years	1,043	—	(4)	1,039
Certificates of Deposit:
Greater than 1 year and less than 3 years	3,000	—	(30)	2,970
Commercial Paper:
One year or less	8,967	—	(3)	8,964
Greater than 1 year and less than 3 years	2,015	—	(20)	1,995
Corporate Debt Securities:
One year or less	70,302	—	(287)	70,015
Greater than 1 year and less than 3 years	2,541	—	(15)	2,526
Euro Dollar Bonds:
One year or less	10,552	—	(48)	10,504
Greater than 1 year and less than 3 years	1,169	—	(17)	1,152
Municipal Bonds:
One year or less	2,925	—	(14)	2,911
Government/Agency Securities:
One year or less	17,407	—	(100)	17,307
Greater than 1 year and less than 3 years	29,500	—	(284)	29,216

Total Securities held to maturity	154,508	—	(855)	153,653
Available-for-sale investments*	36,541	1,178	—	37,719

Total short- and long-term investments at December 31, 2004	$191,049	$1,178	$(855)	$191,372

*	For the year ended December 31, 2004, the fair value of our available-for-sale investments increased by $484,000 and an unrealized gain is included as a component of stockholders’ equity.

4. REVENUES

Royalties and Profit Sharing. Royalty revenue of $29.4 million and $13.3 million on the net sales of Xolair for the years ended December 31, 2005 and 2004, were calculated based on net sales reported to Tanox by Genentech and Novartis. Royalties and profit sharing are net of certain milestone and other credits per the collaboration agreements. Royalty revenue is net of amounts which are payable by Tanox to its former attorneys (see Note 12. Commitments and Contingencies). Tanox recorded net profit sharing of $1.1 million from Novartis for the first three quarters of 2005, as the calculation is one quarter in arrears. This represents the first payments of net profits from U.S. sales of Xolair to Tanox.

Development Agreements, License Fees and Manufacturing Rights. Development agreement revenue, license fees and manufacturing rights in 2005 includes $20.0 million in milestone revenue associated with Xolair annual sales achieving $300 million in the U.S. This revenue was reduced by $7.2 million which is due to our former attorneys under the arbitration award. License fee revenue includes

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

payments received in exchange for rights to license and sublicense Tanox’s technology or property rights. Manufacturing rights revenue represents amounts received by Tanox from Genentech and Novartis in consideration for Tanox’s relinquishment in 2004 of any rights it had to manufacture Xolair. Manufacturing rights revenue is based on the quantity of Xolair produced. Tanox recorded $1.1 million in manufacturing rights revenue in 2005, which is based on the quantity of Xolair produced in the first three quarters of 2005, as the calculation is one quarter in arrears. Development agreement revenue for 2004 also includes $6.6 million received under the terms of the Tripartite Collaboration Agreement among Novartis, Genentech and Tanox dated February 25, 2004, representing reimbursement by Genentech and Novartis of a portion of the TNX-901 development costs incurred by Tanox in previous years.

5. ACQUISITIONS

Manufacturing Assets and Long-term Lease. Pursuant to a Lease Assignment and Asset Purchase Agreement dated December 9, 2004, between Biogen Idec, Inc. and Tanox, on January 10, 2005, Tanox acquired from Biogen Idec certain manufacturing, process development and quality control equipment, related documentation and furniture and fixtures housed in a 76,000 square foot leased facility located in San Diego, California. The Company paid Biogen Idec approximately $5.6 million for the assets. Tanox finalized the allocation of this purchase price in the second quarter of 2005 and classified $4.6 million as property, plant and equipment and the remaining $1.0 million as an intangible asset for manufacturing equipment documentation, included in other assets on the balance sheet. The gross carrying amount and accumulated amortization for the intangible asset is $1.0 million and $152,000, respectively. The weighted average amortization period is 81 months. The Company’s estimated amortization expense related to the intangible is $759,000 for the next five years.

Tanox also agreed to assume the obligations of Biogen Idec under the triple net lease for the facility, which extends until September 30, 2011. The lease has two five-year extension options with escalating lease payments of approximately 4%. As partial consideration for Tanox’s agreement to the extension of the lease term to September 30, 2011, Biogen Idec agreed to make two payments to Tanox, each in the amount of approximately $2.4 million, on September 30, 2007 and November 30, 2008. We expect the total future lease obligation of Tanox for this lease assignment through 2011, net of the Biogen Idec payments, will be approximately $24.6 million.

Anti-Tissue Factor Program. On March 31, 2005, the Company acquired a tissue factor antagonist program for the potential treatment of acute lung injury (ALI)/acute respiratory distress syndrome (ARDS) from Sunol Molecular Corporation (Sunol). In addition to ALI/ARDS, Tanox believes the anti-tissue factor monoclonal antibodies acquired from Sunol have the potential to treat cancer and other diseases that result from over expression of tissue factor and related coagulation abnormalities. In consideration for the tissue factor antagonist program, the Company issued an aggregate of 800,000 shares of its common stock and paid $6.0 million in cash to Sunol. Of the shares issued, 275,000 shares will be held in escrow by Sunol for up to three years after closing to secure indemnification obligations under the Asset Purchase Agreement. As part of the program, the Company received all tissue factor antagonist assets of Sunol, including anti-tissue factor monoclonal antibodies and related technologies and intellectual property, as well as non-exclusive rights to certain technologies and related intellectual property for protein and antibody expression. Based upon the closing price of the Company’s common stock on March 31, 2005, the fair value of the acquired assets was $13.7 million, including the $6 million paid in cash. As of the acquisition date, the acquired program was still in early development stage, had not reached technological feasibility and had no alternative future use. Accordingly, the Company recorded the $13.7 million purchase price as an acquired in-process research and development expense.

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

6. COLLABORATION AND LICENSE AGREEMENTS

Genentech Inc. and Novartis Pharma, AG. In 1990, Tanox entered into a Development and Licensing Agreement with Ciba Geigy, AG (now Novartis Pharma AG) to jointly develop anti-IgE antibodies to treat allergic diseases. In connection with the settlement of a lawsuit in 1996, Genentech joined the collaboration for the purpose of developing certain anti-IgE antibodies. Under the collaboration agreements Tanox may receive up to an additional $5.0 million in Xolair-related milestone payments of which $2.5 million would be creditable against future royalty payments. If a second drug were to be developed under the collaboration, Tanox could be eligible for additional net milestone payments of $10.5 million.

In the U.S., Tanox receives royalties on sales of Xolair and other collaboration products and receives a share of Novartis’ net profits on these sales. Tanox also receives royalties from Novartis on sales of Xolair in Europe and the rest of the world. Tanox shares equally with Novartis the net profits and the net losses from the development and commercialization of Xolair and other collaboration products in China, Hong Kong, Korea, Singapore and Taiwan (East Asia). The royalty and profit-sharing payments to Tanox are reduced by certain milestone and other credits. In addition, 10% of all royalties received by Tanox from sales of Xolair and certain other collaboration products will be payable to Tanox’s former attorneys, up to a maximum of $300.0 million, as a result of the arbitration award (see Note 4. Revenues).

Novartis and Genentech are responsible for manufacturing Xolair and other selected anti-IgE products worldwide. Under the terms of the three-party collaboration agreement, Tanox relinquished any rights it had to manufacture Xolair and in exchange receives payments based on the quantity of Xolair produced.

Biogen Idec, Inc. In 1998, Tanox entered into an agreement to license from Biogen, Inc. (now Biogen Idec, Inc.) its anti-CD4 monoclonal antibody (renamed TNX-355) and intellectual property on an exclusive worldwide basis. Biogen Idec owns issued U.S., European, Canadian and Australian patents and has pending applications in Japan, which cover our TNX-355 product. The Company paid Biogen Idec a license fee and agreed to make additional development milestone payments and royalty payments to Biogen Idec based on annual net sales revenue levels. If certain milestones are met, the Company may make up to an aggregate of $1.4 million (or $10.4 million in the event Tanox merges or affiliates with a company similar in size to Biogen) in product license fees and development milestone payments under this agreement, of which the Company has paid $200,000. The license terminates on a country-by-country basis on the later of the expiration of 12 years following the first commercial product sale or the expiration or invalidity of applicable patents.

Wyeth. In November 2003, the Company entered into cross licensing agreements with Wyeth Pharmaceuticals, a division of Wyeth, with respect to patent rights covering a new class of drugs for the treatment of osteoporosis and/or other non-oncologic bone-related diseases or disorders. Under the agreements, Wyeth received a license under Tanox patents to develop a small molecule-based drug, and Tanox received a license under Wyeth’s patent applications to develop an antibody-based drug. The research is based on a Tanox patented proprietary target gene. Tanox may receive milestone and royalty payments from Wyeth-developed products and may be obligated to pay Wyeth milestones and royalties from Tanox-developed products. Tanox received an upfront license payment of $1.0 million from Wyeth in 2003.

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Dyax Corp. In November 2004, the Company entered into an agreement with Dyax Corp. (Dyax) to obtain a non-exclusive license to its proprietary antibody phage display libraries. The Dyax libraries serve as a tool to help Tanox identify fully human monoclonal antibodies that bind with high specificity and affinity to its targets. Under the terms of the agreement, Tanox paid Dyax an up front license fee of $900,000. Dyax is also entitled to annual technology license fees, clinical milestone payments, and royalties upon successful commercialization by Tanox of products based on antibodies identified from the Dyax libraries.

Domantis. In March 2005, the Company entered into a collaboration and license agreement with Domantis Limited (Domantis) for the identification of domain antibody compounds to a target specified by Tanox using Domantis’ technology and domain antibodies libraries. Under the terms of the agreement, Domantis received an initial license fee of $300,000. Domantis is also entitled to payments for work performed under the collaboration, an additional license fee upon completion of the work, annual license fees thereafter, clinical milestone payments, and royalties upon successful commercialization by Tanox of products based on domain antibody compounds identified by Domantis.

7. ACCRUED LIABILITIES

Accrued liabilities at December 31, 2005 and 2004, consist of the following (in thousands):

	2005	2004
Payroll	$2,082	$1,230
Vacation	495	410
Property and franchise taxes	837	695
Legal and professional fees	504	470
Clinical trial costs	796	469
Contract cancellation fee and expenses	—	615
Commitment for production materials	—	1,935
Other	199	268

	$4,913	$6,092

8. NOTES PAYABLE

Note Payable to Bank. Tanox borrowed $5.0 million in September 2002 from a bank under a $16.0 million Revolving Line of Credit Note Agreement (LOC Agreement). Under the term of the LOC Agreement, Tanox may secure advances up to the aggregate principal amount of $16.0 million, the proceeds of which can be used to finance the purchase of property, plant and equipment. The outstanding balance was payable in full on September 27, 2006, and advances bear interest at the lesser of the Prime Rate or LIBOR plus 1%. The Note was collateralized with cash and investments equal to or greater than 100% of the outstanding principal balance of the Note. Tanox repaid $5 million outstanding under the LOC Agreement and terminated the agreement on December 28, 2005. The company has alternative sources of capital at more favorable terms and determined not to replace or renegotiate the credit agreement at this time.

Note Payable to Related Party. From 1994 through 1998, Novartis advanced Tanox $10.0 million, pursuant to a loan agreement, to finance the construction of our pilot plant manufacturing facility. Under the terms of the Amended and Restated Development and Licensing Agreement entered into between Tanox and Novartis in February 2004, the principal and accrued interest of $10,742,000 on this loan were forgiven in full by Novartis and recorded by Tanox as a capital infusion since Novartis is a related party for accounting purposes.

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

9. INCOME TAXES

Tanox’s pretax loss consists of the following (in thousands):

	2005	2004	2003
U.S.	$(13,358)	$(2,821)	$119
Foreign	(6,066)	(7,469)	(4,985)

	$(19,424)	$(10,290)	$(4,866)

The components of the benefit for income taxes are as follows (in thousands):
	2005	2004	2003
Current	$—	$—	$(228)
Deferred	—	—	—

	$—	$—	$(228)

For 2005, 2004 and 2003 the effective income tax provision varied from that computed at the statutory federal income tax rate of 35% primarily due to an increase in the valuation allowance and nondeductible foreign losses. Foreign pretax losses relate to Tanox wholly owned subsidiaries.

Significant components of Tanox’s deferred tax assets at December 31 are as follows (in thousands):

	2005	2004
Federal NOL carryforwards	$34,878	$29,723
Foreign NOL carryforwards	10,972	8,849
Research and development tax credit	4,893	4,009
Alternative minimum tax credit	20	20
Accruals not currently deductible	378	1,239
Capitalized research	875	875
Other, net	302	210

Total deferred tax assets	52,318	44,925
Differences in book and tax depreciation	(558)	(641)
Deferred tax valuation allowance	(51,760)	(44,284)

Net deferred taxes	$—	$—

At December 31, 2005, Tanox had federal regular tax NOL carryforwards and alternative minimum tax NOL carryforwards of approximately $99.7 million and $95.9 million, respectively, which will begin to expire in 2019. Tanox also had a foreign NOL carryforward of approximately $31.3 million which will be available to offset the separate company taxable income of certain foreign subsidiaries. Additionally, Tanox has an unused U.S. research and development tax credit carryforward at December 31, 2005, of approximately $4.9 million, which began to expire in 2002. Tanox also has alternative minimum tax credit carryforwards of approximately $20,000 as of December 31, 2005 and 2004. As Tanox has incurred cumulative losses to date and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the net deferred tax asset at December 31, 2005 and 2004. Tanox’s valuation allowance increased to $51.8 million at December 31, 2005, an increase of $7.5 million from 2004, primarily due to Tanox’s increase in NOL carryforwards. Approximately $13.9 million of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred compensation expense.

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

10. LEASE OBLIGATIONS

Tanox leases equipment and a manufacturing facility under non-cancelable operating leases. These leases expire at various dates through 2011. Future minimum lease obligations under non-cancelable leases at December 31, 2005, are as follows (in thousands):

Year ending December 31-

2006	$4,168
2007	1,944
2008	2,039
2009	4,542
2010 and thereafter	8,371

Total	$21,064

Tanox incurred rent expense of $3.8 million, $171,000 and $439,000 in 2005, 2004 and 2003, respectively.

In January 2005, Tanox assumed the lease from Biogen Idec of a 76,000 square foot manufacturing facility located in San Diego, California, which extends until October 2011, with two five-year extension options. The lease payments will increase annually at a rate of approximately 4%. As partial consideration for Tanox’s agreement to the extension of the lease term to September 30, 2011, Biogen Idec agreed to make two payments to the Company, each in the amount of approximately $2.4 million, on September 30, 2007 and November 30, 2008. The total lease obligation of Tanox for this lease assignment through 2011, net of the Biogen Idec payments, will be approximately $24.6 million.

In May 2005, Tanox Biotech (Shanghai), Ltd, a wholly owned subsidiary of Tanox Pharma International, entered into an agreement with the Institute of Health Science in Shanghai, China, to establish a joint research laboratory. The total obligation under this agreement, which expires in April 2008, is $240,000.

Tanox’s corporate administrative offices previously occupied approximately 13,100 square feet in Houston, Texas under a lease that expired on March 31, 2004.

11. CAPITAL STOCK

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

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Treasury Stock

In September 2001, the board of directors of Tanox authorized the repurchase, at management’s discretion, of up to $4.0 million of Tanox common stock. In June 2002, the board authorized the purchase of an additional $3.0 million pursuant to the stock repurchase program. As of December 31, 2005, the Company has purchased a total of 554,700 shares at an aggregate cost of $6.3 million. The average repurchased share price was $11.29.

Stock Options

In 1987, Tanox established the 1987 Stock Option Plan (the 1987 Plan) covering key employees, officers and directors of Tanox. Under the terms of the 1987 Plan, as amended, the number of shares of common stock eligible for issuance was 4,320,000. Options issued under the 1987 Plan were generally granted at a purchase price equal to the fair market value at the date of grant and are generally exercisable beginning two years after the date of grant for 40% of the shares, with the balance to become exercisable cumulatively in three installments of 20% each year thereafter. Options expire ten years after the date of grant. At December 31, 2005, options to purchase 284,000 shares of common stock were outstanding under the 1987 Plan. The 1987 Plan expired June 24, 1997, and no more shares may be granted under this plan.

Tanox established the 1997 Stock Plan (the 1997 Plan) in November 1997. Under the terms of the 1997 Plan, Tanox may grant options to purchase up to 8,000,000 shares of common stock to employees, directors, advisors and consultants. The 1997 Plan also provides for several types of grants including incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, stock purchases and performance units. Incentive stock options provide the right to purchase common stock at a price not less than 100% of the fair value of common stock on the date of the grant. Non-qualified stock options provide the right to purchase common stock at a price not less than 50% of the fair value of the common stock on the date of the grant. The options granted under the 1997 Plan generally expire ten years after date of grant and are generally completely exercisable five years after the grant date. At December 31, 2005, options to purchase 1,897,109 shares of common stock were outstanding under the 1997 Plan, and 5,573,664 shares were available for future grants. The 1997 Plan will expire on October 31, 2007.

In January 1992, Tanox established the 1992 Non-Employee Directors Stock Options Plan (the 1992 Directors Plan) and reserved 480,000 shares of common stock for issuance upon the exercise of options granted pursuant to the 1992 Directors Plan. Unless otherwise provided, options granted under the 1992 Directors Plan vested one-third annually from the date of grant. The exercise price of the options granted was determined by a committee appointed by Tanox’s board of directors. At December 31, 2005, options to purchase 22,000 shares of common stock were outstanding under the 1992 Directors Plan. The 1992 Directors Plan expired on January 10, 2002, and no more shares may be granted under this plan.

In February 2000, Tanox established the 2000 Non-Employee Directors’ Stock Option Plan (the 2000 Directors Plan) and reserved 500,000 shares of common stock for issuance under the plan. Under

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

the original Plan, non-employee directors joining the board after April 6, 2000, automatically received a stock option to purchase 15,000 shares upon initial election or appointment. Each such director also received a stock option to purchase an additional 5,000 shares upon their re-election to the board. The 2000 Directors Plan was amended in May 2001. To provide that non-employee directors joining the board after May 31, 2001, automatically receive an option to purchase an equivalent number of shares of common stock having a Black-Scholes model value of $200,000. Non-employee directors would also receive, immediately following any annual meeting of stockholders at which directors are elected (beginning with the 2002 annual meeting), an option to purchase an equivalent number of shares of common stock having a Black-Scholes model value of $80,000, provided that the director did not receive an initial grant under the plan within the prior six months. The 2000 Directors Plan was again amended in February 2004. Under the February 2004 amendment, the plan provides that non-employee directors receive, upon initial election to the Board, an option to acquire 20,000 shares of common stock. Following each annual meeting of stockholders at which directors are elected (beginning with the 2004 annual meeting), the non-employee directors continuing in office would receive options to acquire 10,000 shares of common stock. New directors who received their initial option grant within six months prior to the first annual meeting after their appointment would not be eligible for an option following such meeting. All grants under the 2000 Directors Plan have a term of ten years, are issued at fair market value and vest 1/36 per month from the date of grant over three years. At December 31, 2005, options to purchase 198,200 shares of common stock were outstanding under the 2000 Directors Plan, and 301,800 shares were available for future grants.

The following table summarizes stock option transactions since December 31, 2002:

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Outstanding, December 31, 2002	2,077,759	1.04 – 48.00	18.42
Granted	456,100	8.06 – 20.36	9.28
Exercised	(168,805)	1.04 – 17.52	7.15
Canceled	(315,542)	8.06 – 47.31	18.96

Outstanding, December 31, 2003	2,049,512	1.04 – 48.00	17.24
Granted	687,465	13.31 – 18.34	15.94
Exercised	(61,552)	1.04 – 17.52	9.00
Canceled	(287,019)	8.06 – 47.31	24.42

Outstanding, December 31, 2004	2,388,406	4.06 – 48.00	16.21
Granted	855,350	9.40 – 16.91	11.93
Exercised	(134,959)	4.06 – 16.55	10.64
Canceled	(707,488)	8.06 – 36.31	16.74

Outstanding, December 31, 2005	2,401,309	7.50 – 48.00	14.84

Exercisable, December 31, 2005	1,134,085	$7.50 – 48.00	$17.10

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information about fixed-price stock options outstanding at December 31, 2005:

	Options Outstanding at December 31, 2005			Options Exercisable at December 31, 2005
Range of Exercise Prices	No. of Shares Subject to Options	Weighted Average Remaining Contractual Life (in Yrs)	Weighted Average Exercise Price	No. of Shares Subject to Exercisable Options	Weighted Average Exercise Price
$ 7.50 – 10.00	647,260	5.0	$8.22	391,310	$7.74
$10.01 – 12.50	465,656	8.9	11.79	43,999	11.83
$12.51 – 15.00	511,929	7.9	13.71	196,245	13.85
$15.01 – 17.50	426,784	8.1	16.35	190,595	16.38
$17.51 – 20.00	146,480	4.8	17.91	114,376	17.95
$20.01 – 48.00	203,200	4.8	40.35	197,560	40.24

	2,401,309	6.9	14.84	1,134,085	17.10

Tanox follows FAS No. 123, which requires a fair value based method of accounting for employee stock options or allows an entity to continue to account for its employee stock options using the intrinsic value based method of accounting prescribed by APB No. 25. FAS No. 123 requires Tanox to disclose the statement of operations effect of the alternative fair value method assuming Tanox was required to record compensation expense for stock options equal to the assumed fair value on the grant date.

The proforma information regarding net loss required by FAS No. 123 has been included in Note 2. The fair value of each option grant is estimated using the Black-Scholes option-pricing model. The Black-Scholes model uses grant prices, as stated in the option agreements, market price as established by stock sales and deemed market prices established by the Compensation Committee of Tanox’s board of directors prior to Tanox’s initial public offering (IPO) and fair market value established by closing prices on the NASDAQ Stock Market following the IPO. The following assumptions were used in the Black-Scholes option-pricing model:

	2005	2004	2003
Expected dividend yield	—	—	—
Expected price volatility	64%	69%	74%
Risk-free interest rate	4.30%	3.46%	2.54%
Expected life of option	5 years	4 years	4 years
Expected turnover	10%	8%	10%

The number and weighted average fair value of options granted in 2005, 2004 and 2003 is as follows:

	2005		2004		2003
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Option exercise price equals fair market value	855,350	$11.93	687,465	$15.94	456,100	$9.28
Option exercise price greater than fair market value	—	$—	—	$—	—	$—
Option exercise price less than fair market value	—	$—	—	$—	—	$—

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Reserved Shares

The Company has reserved shares of common stock for future issuance of stock options under plans, all of which have been approved by stockholders, as follows at December 31, 2005:

Outstanding options	2,401,309
Reserved for future grants	5,875,464

8,276,773

12. COMMITMENTS AND CONTINGENCIES

Tanox had been engaged in litigation in connection with a fee dispute with the law firms that represented the Company in litigation with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award entitling the attorneys to receive (1) approximately $3.5 million, including interest, (2) payments ranging from 33-1/3% to 40% of the future milestone payments, in excess of the first $1 million, Tanox would receive from Genentech following product approval and (3) 10% of the royalties that Tanox would receive on sales of certain anti-IgE products, including Xolair. The 10% of royalties received by Tanox is required to be paid to the attorneys within 30 days of the end of the calendar quarter in which the royalty payments are received by Tanox. At December 31, 2005, Tanox had an accrued liability of $9.0 million with respect to amounts that would be payable to the attorneys on royalties and milestones received or receivable by Tanox on net sales of Xolair.

From time to time Tanox is a defendant in other lawsuits incidental to its business. Management believes that the outcome of these lawsuits will not be material to Tanox’s consolidated financial statements.

401(k) Plan

Effective January 1, 1992, Tanox adopted a qualified retirement plan (the 401(k) Plan) covering all of Tanox’s U.S. employees who are at least 21 years of age and have completed at least 90 days of service with Tanox. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions by Tanox on behalf of all participants in the 401(k) Plan. Tanox’s matching contributions to the 401(k) Plan totaled approximately $430,000, $389,000 and $331,000 in 2005, 2004 and 2003, respectively.

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

13. GEOGRAPHIC AREAS

Tanox operates in a single business segment. Tanox’s operations by geographic area for the years ended December 31, 2005, 2004 and 2003, are presented below (in thousands):

	Total Revenues	Net Loss	Identifiable Assets
Year Ended December 31, 2005-
Americas	$44,359	$(19,351)	$229,656
Europe	212	—	—
Asia	1	(73)	280
Rest of the world	115	—	—
Interarea eliminations	—	—	—

	$44,687	$(19,424)	$229,936

Year Ended December 31, 2004-
Americas	$20,435	$(10,290)	$238,553
Europe	71	—	—
Asia	—	—	—
Interarea eliminations	—	—	—

	$20,506	$(10,290)	$238,553

Year Ended December 31, 2003-
Americas	$18,481	$(4,333)	$251,856
Europe	6	—	—
Asia	—	(305)	—
Interarea eliminations	—	—	—

	$18,487	$(4,638)	$251,856

See Note 2 for disclosure of major customers that comprise greater than 10% of total revenue.

14. QUARTERLY FINANCIAL DATA (Unaudited) (in thousands except per share data)

	Three Months Ended
2005	March 31	June 30	September 30	December 31
Revenues	$5,928	$7,378	$8,347	$23,034
Income (loss) from operations [1]	(21,425)	(6,459)	(4,570)	8,411
Net income (loss)	(20,462)	(5,417)	(3,383)	9,838
Net income (loss) per share:
Basic	(0.46)	(0.12)	(0.08)	0.23
Diluted	(0.46)	(0.12)	(0.08)	0.23

	Three Months Ended
2004	March 31	June 30	September 30	December 31
Revenues	$8,994	$3,458	$2,466	$5,588
Income (loss) from operations	1,770	(4,904)	(5,795)	(4,798)
Net income (loss)	2,590	(4,124)	(4,913)	(3,843)
Net income (loss) per share:
Basic	0.06	(0.09)	(0.11)	(0.09)
Diluted	0.06	(0.09)	(0.11)	(0.09)

[1]	Income (loss) from operations for the three months ended March 31, 2005 includes $13.7 million in acquired research and development costs related to acquisition of the tissue-factor antagonist program.

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

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this annual report, as stated in their report which is included elsewhere herein.

Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)	1. Index to Financial Statements.

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits.

3(i).1	Amended and Restated Certificate of Incorporation of the Registrant, as amended. (1)

3(i).2	Certificate of Designations of Series A Junior Participating Preferred Stock (5)

3(ii).1	Bylaws of the Registrant, as currently in effect. (6)

4.1	Specimen of Common Stock Certificate, $.01 par value, of the Registrant. (1)

10.1	Form of Indemnification Agreement between the Registrant and its officers and directors. (1) (8)

10.2	1987 Stock Option Plan of the Registrant, as amended. (1) (8)

10.3	1992 Non-employee Directors Stock Option Plan of the Registrant. (1) (8)

10.4	1997 Stock Plan of the Registrant. (1) (8)

10.5	First Amendment to the Tanox, Inc. 1997 Stock Plan. (2) (8)

10.6	2000 Non-Employee Directors’ Stock Option Plan. (1) (8)

10.7	First Amendment to the 2000 Non-Employee Directors’ Stock Option Plan (3)(8)

10.8	Second Amendment to the 2000 Non-Employee Directors’ Stock Option Plan (8)

10.9	Form of Stock Option Agreement (Officer Versions). (8)

10.10	Form of Stock Option Agreement (Director Versions). (8)

10.11	Stock Purchase Agreement, dated July 14, 1987, by and among the Registrant and Tse Wen Chang, Nancy T. Chang, Alafi Capital Company, Shireen Alafi, Joseph Heskel, Trustee for Christopher Alafi, and Invitron Corporation. (1)

10.12	License for Winter Patent, dated June 26, 1989, by and between Medical Research Council and the Registrant. (1)

10.13	Amendment to the License for Winter Patent, dated February 9, 1990, by and between Medical Research Council and the Registrant. (1)

10.14	Outline of Terms for Settlement of the Litigations Among Genentech, Inc., Genentech International, Ltd., the Registrant and Ciba-Geigy Limited Relating to Anti-IgE Inhibiting Monoclonal Antibodies, dated July 8, 1996. (1)

10.15	Settlement and Cross-Licensing Agreement, dated July 8, 1996, by and between the Registrant and Genentech, Inc. and Genentech International Limited. (1)

10.16	Amendment No. 1 to the Settlement and Cross-Licensing Agreement dated as of February 25, 2004, by and between Genentech, Inc. and the Registrant. (7)(9)

10.17	Settlement and Participation Agreement, dated July 8, 1996, by and between the Registrant and F. Hoffman-La Roche, Ltd., Hoffman-La Roche, Inc., Roche Holding Ltd. and Roche Holdings, Inc. (1)

10.18	Rights Agreement dated as of July 27, 2001 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A the form of Rights Certificate and as Exhibit B the Summary of Rights to Purchase Common Stock. (4)

10.19	Tripartite Collaboration Agreement dated as of February 25, 2004, by and between Novartis Pharma AG, Genentech, Inc. and the Registrant. (7)(9)

10.20	Amended and Restated Development and Licensing Agreement dated as of February 25, 2004, by and between the Registrant and Novartis Pharma AG. (7)(9)

10.21	Ancillary Development and Licensing Agreement dated as of February 25, 2004, by and between the Registrant and Novartis Pharma AG. (7)(9)

10.22	Lease Assignment and Asset Purchase Agreement dated December 9, 2004, by and between the Registrant and Biogen Idec, Inc. (10)

10.23	Fourth Lease Amendment and Assignment Agreement dated December 9, 2004 by and between TSI, L.P., Biogen Idec, Inc. and the Registrant, including the Lease Agreement dated July 9, 1992 by and between Torrey Sorrento, Inc. (TSI and n/k/a TSI, L.P.) and IDEC Pharmaceuticals Corporation (IDEC and n/k/a Biogen Idec, Inc.), First Amendment to Lease Agreement dated November 9, 1992 by and between TSI and IDEC, Second Amendment to Lease Agreement dated December 30, 1994 by and between TSI and IDEC, and Third Lease Amendment Agreement dated April 22, 2004 by and between TSI, L.P. and Biogen Idec, Inc. (10)

10.24	Asset Purchase and License Agreement dated March 25, 2005 among Tanox, Inc., Sunol Molecular Corporation and Altor Bioscience Corporation. (11)

10.25	Stockholder and Registration Rights Agreement dated March 31, 2005 among Tanox, Inc. and Sunol Molecular Corporation. (11)

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 13a-14(a) and Rule 15d-14(a) of the Securities Act, as amended.

31.2	Certification of Vice President of Finance Pursuant to Section 13a-14(a) and Rule 15d-14(a) of the Securities Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Furnished Pursuant to 18 W.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form S-1 (no. 333-90625) and incorporated herein by reference.
(2)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K dated August 2, 2001.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

(6)	Filed as an exhibit to our Current Report on Form 8-K dated November 20, 2003.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(8)	Management contract or compensatory plan.
(9)	Certain information in this exhibit is subject to a request for confidential treatment. In accordance with Rule 24b-2 under the Exchange Act, this information has been redacted and provided separately to the Securities and Exchange Commission.
(10)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 1, 2006.

TANOX, INC.

By:	/s/ Danong Chen
Danong Chen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Danong Chen	President, Chief Executive Officer	March 1, 2006
Danong Chen

/s/ Gregory P. Guidroz	Vice President of Finance	March 1, 2006
Gregory P. Guidroz	(Principal Financial and Accounting Officer)

/s/ Nancy T. Chang	Chairman of the Board	March 1, 2006
Nancy T. Chang

/s/ Osama Mikhail	Director	March 1, 2006
Osama Mikhail

/s/ Tse Wen Chang	Director	March 1, 2006
Tse Wen Chang

/s/ William J. Jenkins	Director	March 1, 2006
William J. Jenkins

/s/ Heinz W. Bull	Director	March 1, 2006
Heinz W. Bull

/s/ Peter G. Traber	Director	March 1, 2006
Peter G. Traber

/s/ Julia R. Brown	Director	March 1, 2006
Julia R. Brown