Form 10-K/A
period 2005-12-31
TANOX INC
filed 2006-03-07
CIK 1099414

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Items 10, 11, 12 and 13 of Part III will be included in the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated

EXPLANATORY NOTE

Tanox, Inc. hereby files Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2005. This amendment is being filed to correct a typographical error on the cover page that incorrectly indicated that the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). The correct disclosure, which indicates that the Company is not a shell company, is contained on the cover page of this Amendment. There are no other changes to the Annual Report on Form 10-K for the year ended December 31, 2005.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 7, 2006.

TANOX, INC.

By:	/s/ Gregory P. Guidroz

Gregory P. Guidroz
Vice President of Finance

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 13a-14(a) and Rule 15d-14(a) of the Securities Act, as amended.

31.2	Certification of Vice President of Finance Pursuant to Section 13a-14(a) and Rule 15d-14(a) of the Securities Act, as amended.