Form 10-Q
period 2006-03-31
TANOX INC
filed 2006-05-03
CIK 1099414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common shares outstanding at April 28, 2006: 44,970,321.

TANOX, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

TANOX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares and Per Share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,470	$46,732
Short-term investments	100,117	106,228
Interest receivable	763	799
Accounts receivable	9,495	29,335
Accounts receivable from related party	248	122
Prepaid expense and other	2,574	2,359

Total current assets	179,667	185,575

LONG-TERM INVESTMENTS	5,300	11,541

PROPERTY PLANT & EQUIPMENT, NET	31,146	31,214

OTHER ASSETS	2,504	1,606

TOTAL ASSETS	$218,617	$229,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,846	$2,615
Accrued liabilities	4,169	4,913
Accrued arbitration award	1,917	8,967

Total current liabilities	8,932	16,495

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 45,523,695 and 45,466,957 shares issued, and 44,968,995 and 44,912,257 shares outstanding in 2006 and 2005, respectively	455	455
Additional paid-in capital	333,243	331,822
Treasury stock, at cost; 554,700 shares in 2006 and 2005, respectively	(6,261)	(6,261)
Accumulated other comprehensive income	688	684
Accumulated deficit	(118,440)	(113,259)

Total stockholders’ equity	209,685	213,441

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$218,617	$229,936

See accompanying notes to condensed consolidated financial statements.

TANOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In Thousands, Except Per Share data)

	Three Months Ended March 31,
	2006	2005
REVENUES:
Royalties, net	$8,537	$5,875
Royalties from related party, net	214	34
Profit share from related party, net	1,043	—
Development agreements, license fees and manufacturing rights	11	10
Development agreements from related party	10	9

Total revenues	9,815	5,928

OPERATING EXPENSES:
Research and development	13,961	11,740
Acquired in-process research and development	—	13,680
General and administrative	2,794	1,933

Total operating expenses	16,755	27,353

LOSS FROM OPERATIONS	(6,940)	(21,425)

OTHER INCOME (EXPENSES):
Interest income	1,788	1,034
Interest expense	—	(45)
Other, net	(29)	(26)

Total other income	1,759	963

NET LOSS	$(5,181)	$(20,462)

BASIC and DILUTED NET LOSS PER SHARE	$(0.12)	$(0.46)

SHARES USED IN COMPUTING NET LOSS PER SHARE:
Basic and Diluted	44,694	44,050

COMPREHENSIVE LOSS:
Net loss	$(5,181)	$(20,462)
Foreign currency translation adjustment	1	—
Unrealized gain (loss) on available-for-sale securities	3	(341)

TOTAL COMPREHENSIVE LOSS	$(5,177)	$(20,803)

See accompanying notes to condensed consolidated financial statements.

TANOX, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,181)	$(20,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,065	947
Amortization of intangible	38	—
Acquired in-process research and development	—	13,680
Compensation expense related to stock options	736	15
Changes in operating assets and liabilities:
(Increase) decrease in receivables and other assets	18,599	(2,817)
(Decrease) increase in current liabilities	(7,563)	35

Net cash (used in) provided by operating activities	7,694	(8,602)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(997)	(5,135)
Cash paid for acquisition of in-process research and development	—	(6,000)
Purchases of investments	(44,701)	(47,792)
Maturities and sales of investments	57,056	69,325
Decrease (increase) in restricted cash	—	(27)

Net cash provided by investing activities	11,358	10,371

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	685	273

Net cash provided by financing activities	685	273

IMPACT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,738	2,042

CASH AND CASH EQUIVALENTS:
Beginning of period	46,732	5,284

End of period	$66,470	$7,326

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Unrealized gain (loss) on available-for-sale securities	3	(341)
Common stock issued for acquisition of in-process research and development	—	7,680

See accompanying notes to condensed consolidated financial statements.

TANOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

1. Basis of Consolidation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of Tanox, Inc. and its wholly owned subsidiaries (collectively the Company or Tanox). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal recurring nature. These condensed consolidated interim financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2006.

2. Revenues

Xolair Collaboration. Under the collaboration agreements with Genentech, Inc. (Genentech) and Novartis Pharma AG (Novartis), Tanox receives a royalty on the net sales of Xolair worldwide and shares in Novartis’ net profits from Xolair sales in the U.S. Royalty revenues of $8.8 million and $5.9 million on the net sales of Xolair, for the quarters ended March 31, 2006 and 2005, respectively, were calculated based on net sales reported to Tanox by Genentech and Novartis. Royalty revenue is net of amounts which are payable by Tanox to its former attorneys (see Note 7. “Commitments and Contingencies”).

In the first quarter of 2006, Tanox recorded net profit sharing of $1.0 million from Novartis, which is related to the fourth quarter of 2005, as the profit-sharing calculation is one quarter in arrears.

Tanox receives manufacturing rights revenue from Genentech and Novartis in consideration for Tanox’s relinquishment in 2004 of any rights it had to manufacture Xolair. Manufacturing-rights revenue is based on the quantity of Xolair produced in the previous quarter, as the calculation is one quarter in arrears. Under the formula in the collaboration agreements, no amounts were due to Tanox for manufacturing-rights revenue from the fourth quarter of 2005.

Novartis profit sharing and rest-of-world royalty payments are net of certain credits, which, at March 31, 2006, had a remaining balance of approximately $719,000.

Development Agreements and Licensing Fees. Development agreement revenue includes reimbursement from Genentech and Novartis of selected clinical trial costs incurred for TNX-901. Licensing fee revenue includes payments received from various parties in exchange for rights to license and sublicense Tanox’s technology or product rights.

3. Cash, Cash Equivalents, Short-term and Long-term Investments

Cash equivalents consist of highly-liquid investments with original maturities of three months or less. Management determines the appropriate classification of its cash equivalents, short-term investments and long-term investments at the time of purchase. Investments consist of investment grade corporate bonds, commercial paper, asset-backed securities, auction-rate securities and government agency securities with maturities of less than three years from the balance sheet date. Certain investments are classified as held-to-maturity and carried at amortized cost in the accompanying financial statements. The Company’s available-for-sale investments are stated at fair value based on the quoted market price of the investment. Unrealized gains and losses on available-for-sale investments are reported as other comprehensive income (loss), which is a separate component of stockholders’ equity. For the three months ended March 31, 2006, the fair value of Tanox’s available-for-sale investments increased by $3,000 versus a decrease in value of $341,000 for the three months ended March 31, 2005.

Tanox’s net carrying value of cash and cash equivalents at March 31, 2006 and December 31, 2005, was $66.5 million and $46.7 million, respectively.

Investments consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Held-to-maturity investments – short-term	$70,492	$61,131
Available-for-sale investments	29,625	45,097

Total short-term investments	100,117	106,228

Held-to-maturity investments – long-term	5,300	11,541

	$105,417	$117,769

The fair value of these investments at March 31, 2006 and December 31, 2005, was $105.1 million and $117.4 million, respectively.

4. Acquisitions

Manufacturing Assets and Long-term Lease. Pursuant to a Lease Assignment and Asset Purchase Agreement dated December 9, 2004, between Biogen Idec, Inc. and Tanox, on January 10, 2005, Tanox acquired from Biogen Idec certain manufacturing, process development and quality control equipment, related documentation and furniture and fixtures housed in a 76,000 square foot leased facility located in San Diego, California. The Company paid Biogen Idec approximately $5.6 million for the assets and allocated $4.6 million as property, plant and equipment and $1.0 million as an intangible asset for manufacturing equipment documentation, included in other assets on the balance sheet. Tanox also agreed to assume the obligations of Biogen Idec under a lease for the facility, which extends until September 30, 2011.

Anti-Tissue Factor Program. On March 31, 2005, the Company acquired a tissue factor antagonist program for the potential treatment of acute lung injury (ALI)/acute respiratory distress syndrome (ARDS) from Sunol Molecular Corporation (Sunol). In addition to ALI/ARDS, Tanox believes the anti-tissue factor monoclonal antibodies acquired from Sunol have the potential to treat cancer and other diseases that result from over expression of tissue factor and related coagulation abnormalities. In consideration for the tissue factor antagonist program, the Company issued an aggregate of 800,000 shares of its common stock and paid $6.0 million in cash to Sunol. Of the shares issued, 275,000 are being held in escrow for up to three years after closing to secure indemnification obligations under the Asset Purchase Agreement. As part of the program, the Company received all tissue factor antagonist assets of Sunol, including anti-tissue factor monoclonal antibodies and related technologies and intellectual property, as well as non-exclusive rights to certain technologies and related intellectual property for protein and antibody expression. Based upon the closing price of the Company’s common stock on March 31, 2005, the fair value of the acquired assets was $13.7 million, including the $6 million paid in cash. As of the acquisition date, the acquired program was still in early development stage, had not reached technological feasibility and had no alternative future use. Accordingly, the Company recorded the $13.7 million purchase price as an acquired in-process research and development expense in the first quarter of 2005.

5. Net Loss per Share

Financial Accounting Standards Board No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted net loss per share (EPS). Basic EPS is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as basic EPS, except that diluted EPS reflects the potential dilution that would occur if outstanding options were exercised. Tanox incurred net losses for the three month periods ended March 31, 2006 and 2005; therefore, all options outstanding for each of the years were excluded from the computation of diluted EPS because they would have been antidilutive.

6. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 123 (revised 2004, or FAS 123R), “Share-Based Payment.” FAS 123R supersedes Accounting Principals Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including stock options and employee stock purchase plans. FAS 123R permits public companies to adopt its requirements using either the modified prospective or modified retrospective transition method.

The Company adopted FAS 123R on January 1, 2006 using the modified prospective transition method, that requires that stock-based compensation is recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date. For the three months ended March 31, 2006, the Company recorded approximately $693,000 of stock-based compensation expense, of which $332,000 was included in research and development expense and $361,000 was included in general and administrative expense. The adoption of FAS 123R had the impact of an increase of $0.02 per share on the Company’s net loss per share for the three months ended March 31, 2006. The adoption of FAS 123R had no impact on cash flow from operations and cash flow from financing activities for the three months ended March 31, 2006. Stock-based compensation for all non-vested options outstanding as of March 31, 2006 is $9.7 million, which will be recognized over a weighted-average period of 1.63 years. The Company amortizes stock-based compensation expense on a straight-line basis over the expected life of the vesting period.

The Company estimated the fair value of stock options during the three months ended March 31, 2006 using the Black-Scholes-Merton option pricing model. The assumptions used under this model are as follows: 1) the expected term of the options was estimated to be 7 years using historical option exercise data; 2) the expected volatility was estimated to be 63% based on the Company’s historical stock price volatility; 3) the risk-free interest rate of 4.83% is based on the U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the option; and 4) the Company assumed a zero percent dividend yield. Under FAS 123R, the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. Based on historical data, the Company calculated a 31% estimated forfeiture rate, which it believes is a reasonable assumption to estimate forfeitures. To the extent actual forfeitures differ from our current estimates, cumulative adjustments to stock-based compensation expense will be recorded in the period estimates are revised.

Prior to the adoption of FAS 123R on January 1, 2006, Tanox accounted for its stock-based compensation expense under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” Under the intrinsic value method described in APB Opinion No. 25, no compensation expense was recognized if the exercise price of the employee stock option equaled the market price of the underlying stock on the date of grant. Assuming the compensation cost for the stock option plans had been determined pursuant to the fair value method under SFAS No. 123, Tanox’s pro forma net loss for the three months ended March 31, 2005 would have been as follows (in thousands, except per share data):

Three Months ended March 31, 2005
Net loss -
As reported	$(20,462)
Stock option compensation expense if the fair value method had been applied	(2,064)

Pro forma net loss	$(22,526)

Loss per share – Basic and Diluted
As reported	$(0.46)
Pro forma	$(0.51)

The assumptions used for the valuation of options granted during the three months ended March 31, 2005 were: expected term of 5 years; risk-free interest rate of 4.13%; expected volatility of 67%, an expected dividend yield of zero percent and a forfeiture rate of 10%.

At March 31, 2006, the Company has the following stock-based compensation plans:

The 1987 Stock Option Plan (the 1987 Plan) was established to cover key employees, officers and directors of Tanox. Under the terms of the 1987 Plan, as amended, the number of shares of common stock eligible for issuance was 4,320,000. Options issued under the 1987 Plan were generally granted at a purchase price equal to the fair market value at the date of grant, generally expired ten years after date of grant and were generally completely exercisable five years after the grant date. At March 31, 2006, options to purchase 280,800 shares of common stock were outstanding under the 1987 Plan. The 1987 Plan expired in 1997.

The 1997 Stock Plan (the 1997 Plan) was established to grant options to purchase up to 8,000,000 shares of common stock to employees, directors, advisors and consultants. The 1997 Plan provides for several types of grants including incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, stock purchases and performance units. Incentive stock options provide the right to purchase common stock at a price not less than 100% of the fair value of common stock on the date of the grant. Non-qualified stock options provide the right to purchase common stock at a price not less than 50% of the fair value of the common stock on the date of the grant. The options granted under the 1997 Plan generally expire ten years after date of grant and are generally completely exercisable five years after the grant date. At March 31, 2006, options to purchase 2,392,388 shares of common stock were outstanding under the 1997 Plan, and 5,024,271 shares were available for future grants. The 1997 Plan will expire in 2007.

The 1992 Non-Employee Directors Stock Options Plan (the 1992 Directors Plan) was established to grant options to purchase up to 480,000 shares of common stock to non-employee directors of the Company. Options granted under the 1992 Directors Plan generally vested one-third annually from the date of grant and generally expired ten years from the date of grant. The exercise price of the options granted was determined by a committee appointed by Tanox’s board of directors. At March 31, 2006, options to purchase 22,000 shares of common stock were outstanding under the 1992 Directors Plan. The 1992 Directors Plan expired in 2002.

The 2000 Non-Employee Directors’ Stock Option Plan (the 2000 Directors Plan) was established to grant options to purchase up to 500,000 shares of common stock to non-employee directors of the Company. Under the terms of the 2000 Directors Plan, as amended, non-employee directors receive, upon initial election to the Board, an option to acquire 20,000 shares of common stock. Following each annual meeting of stockholders at which directors are elected, the non-employee directors continuing in office receive options to acquire 10,000 shares of common stock. New directors who received their initial option grant within six months prior to the first annual meeting after their appointment would not be eligible for an option following such meeting. All grants under the 2000 Directors Plan have a term of ten years, are issued at fair market value and vest 1/36 per month from the date of grant over three years. At March 31, 2006, options to purchase 198,200 shares of common stock were outstanding under the 2000 Directors Plan, and 301,800 shares were available for future grants.

The following table summarizes stock option activity for the three months ended March 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (In 000s)
Outstanding, December 31, 2005	2,401,309	$14.84
Granted	632,115	18.65
Exercised	(57,314)	12.14
Expired	(2,594)	13.30
Forfeited	(80,128)	12.54

Outstanding, March 31, 2006	2,893,388	15.79	7.30	$14,819

Exercisable, March 31, 2006	1,262,658	$16.60	5.14	$7,683

The following table summarizes nonvested stock option activity for the three months ended March 31, 2006:

	Number of Shares	Weighted Average Fair Value
Nonvested, December 31, 2005	1,267,224	$7.27
Granted	632,115	12.34
Vested	(188,481)	7.01
Forfeited	(80,128)	7.11

Nonvested, March 31, 2006	1,630,730	$9.28

7. Commitments and Contingencies

Tanox had been engaged in litigation in connection with a fee dispute with the law firms that represented the Company in litigation with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award entitling the attorneys to receive (1) approximately $3.5 million, including interest, (2) payments ranging from 33-1/3% to 40% of the future milestone payments, in excess of the first $1 million, Tanox would receive from Genentech following product approval and (3) 10% of the royalties that Tanox would receive on sales of certain anti-IgE products, including Xolair. The 10% of royalties received by Tanox is required to be paid to the attorneys within 30 days after the end of the calendar quarter in which the royalty payments are received by Tanox. At March 31, 2006, Tanox had an accrued liability of $1.9 million with respect to amounts that are payable to the attorneys on royalties received or receivable by Tanox on net sales of Xolair.

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

Marketed Product - Xolair

Xolair was developed in collaboration with Genentech, Inc. (Genentech) and Novartis Pharma AG (Novartis). In the U.S., Xolair is labeled for treatment of adults and adolescents (12 years of age and above) with moderate-to-severe persistent asthma who have a positive skin test or in vitro reactivity to a perennial aeroallergen and whose symptoms are inadequately controlled with inhaled corticosteroids. Xolair was approved for use in the U.S. by the FDA in June 2003 and approved for use in the European Union in October 2005.

Under our collaboration agreements with Genentech and Novartis, we receive royalties on the net sales of Xolair and share in Novartis’ net profits from sales of Xolair in the U.S. In the first quarter of 2006, we recorded net royalty revenue of $8.8 million from sales of Xolair versus $5.9 million for the first quarter of 2005. In the first quarter of 2006, we recorded net profit sharing of $1.0 million from Novartis related to the fourth quarter of 2005, as the profit-sharing calculation is one quarter in arrears.

Under the terms of the Tripartite Collaboration Agreement (TCA) between Tanox, Genentech and Novartis, Tanox relinquished any rights to manufacture Xolair and in exchange receives payments based on the quantity of Xolair produced. Manufacturing-rights revenue is based on the quantity of Xolair produced in the previous quarter, as the calculation is one quarter in arrears. Under the formula in the collaboration agreements, no amounts were due to Tanox for manufacturing-rights revenue from the fourth quarter of 2005.

As of March 31, 2006, Xolair was approved in 42 countries. Clinical trials are ongoing to study the long-term safety profile of Xolair. Novartis is also conducting a Phase 3 clinical trial to study the effectiveness of Xolair in pediatric allergic asthma patients. A Phase 2 study of Xolair in patients with severe peanut allergy was discontinued by Genentech, Novartis and Tanox in January 2006 after pre-study oral food challenges resulted in severe hypersensitivity in two individuals. The decision to discontinue the trial was not related to the safety of Xolair. Neither of the patients had received Xolair, as they had not been enrolled in the study. Genentech, Novartis and Tanox are working with food-allergy experts and patient advocacy groups to determine a path forward before discussing alternative plans with the FDA.

Clinical Development Programs

We have three products in clinical development.

TNX-355

TNX-355 is our monoclonal antibody in development to treat HIV/AIDS. On April 25, 2006, we reported positive 48-week results from the Phase 2 clinical trial of TNX-355. The results showed that TNX-355, when given in combination with an optimized background regimen (OBR) of other antiviral therapies, produce a considerably greater reduction in viral load in HIV-infected patients than did placebo in combination with OBR. This reduction of the level of HIV in the bloodstream was demonstrated in both TNX-355 dosing groups studied in the trial (10 milligrams-per-kilogram and 15 mg/kg). The 48-week results also showed that patients who received TNX-355 plus OBR experienced a statistically significant increase in CD4-positive cells compared to those taking the placebo plus OBR.

These results, together with positive 24-week data reported in October 2005, demonstrate the long-term antiviral and immunologic impact of TNX-355. At both the 24-week and 48-week time points, TNX-355 was well tolerated, with no serious adverse events related to the drug. Subject to the outcome of an end-of-Phase 2 meeting with the FDA, we will continue to evaluate options for further development of TNX-355. We anticipate that the end-of-Phase 2 meeting with the FDA will take place in the first half of 2006.

TNX-832

TNX-832 is an anti-tissue factor chimeric antibody for the treatment of acute lung injury (ALI) and acute respiratory distress syndrome (ARDS). We are conducting a Phase  1/2 trial with TNX-832 designed to evaluate the safety and pharmacokinetics of the antibody. The trial is a single-blinded, dose-escalating, placebo-controlled trial. Patient enrollment in the trial continued throughout the first quarter of 2006.

TNX-650

TNX-650 is a humanized antibody being developed as a potential treatment of Hodgkin’s lymphoma. Patient enrollment of a multi-dose, dose-escalation Phase 1 clinical trial designed to determine the safety, tolerability, and pharmacokinetics of the agent is expected to begin in the second quarter of 2006, with initial results to determine the maximum-tolerated dose anticipated in the first half of 2007. TNX-650 targets Interleukin 13, an important growth factor for malignant Hodgkin’s lymphoma cells. In preclinical testing, TNX-650 inhibited the function of IL13, and blocked the proliferation of malignant cells.

Preclinical Programs

TNX-650 is also being evaluated as a potential treatment for an inflammatory disease indication for which we intend to file an IND later this year. TNX-833, a tissue factor antagonist humanized antibody, is being evaluated as a potential treatment for cancer. TNX-234, a humanized antibody, is being developed as a potential treatment for wet age-related macular degeneration (AMD). TNX-717, a humanized antibody, is being developed as a potential treatment for osteoporosis. TNX-558, a humanized antibody, is being evaluated as a potential inflammatory-disease therapy.

Manufacturing and Other Programs

Re-commissioning activities at our manufacturing facility in San Diego, California have been completed. Our manufacturing efforts are now focused on developing capabilities for Good Manufacturing Practices (GMP) production of our products in clinical development.

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

Research and Development

Research and development expense consists of direct costs and indirect overhead costs, including facilities costs, salaries, related benefit costs and material and supply costs. Expenses may also include upfront fees and milestone payments paid to licensors and collaborative partners. Such amounts are expensed as incurred. Research and development costs also include estimates for clinical trial costs, which are based on patient enrollment and clinical trial progress. Actual costs may differ from estimates.

Stock-based Compensation

Tanox adopted FAS 123R, “Share-Based Payment.” on January 1, 2006 using the modified prospective transition method, that requires that stock-based compensation is recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date. Prior to the adoption of FAS 123R, we accounted for our stock-based compensation expense under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” Under the intrinsic value method described in APB Opinion No. 25, no compensation expense was recognized if the exercise price of the employee stock option equaled the market price of the underlying stock on the date of grant.

Tanox estimates the fair value of stock options using the Black-Scholes-Merton option pricing model. The assumptions used under this model are as follows: 1) the expected term of the options is estimated using historical option exercise data; 2) the expected volatility is estimated based on historical stock price volatility; 3) the risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the option; and 4) a zero percent dividend yield. Under FAS 123R, the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures, which we base on historical data. To the extent actual forfeitures differ from our current estimates, cumulative adjustments to stock-based compensation expense will be recorded in the period estimates are revised.

Results of Operations

This discussion of our Results of Operations contains forward-looking statements regarding our products, revenue, research and development expense and general and administrative expense. For a discussion of the risks and uncertainties associated with our forward looking projections, please see the “Risk Factors” section in our Form 10-K for the year ended December 31, 2005.

Three Months Ended March 31, 2006 and 2005

Revenues. For the three months ended March 31, 2006 and 2005, revenues consist of the following:

	Three months ended March 31,
(in thousands)	2006	2005
Royalties, net	$8,537	$5,875
Royalties from related party, net	214	34
Profit share from related party, net	1,043	—
Development agreements, license fees and manufacturing rights	11	10
Development agreements from related party	10	9

Total Revenues	$9,815	$5,928

Revenues for the first quarter of 2006 were $9.8 million compared to revenues of $5.9 million for the first quarter of 2005. Revenues are recorded net of credits and amounts payable to our former attorneys under an arbitration award.

Net royalty revenue increased $2.9 million for the first quarter of 2006 to $8.8 million, compared to $5.9 million for the first quarter of 2005, as a result of increased Xolair sales.

In addition to Xolair royalty revenue, Tanox recorded Xolair net profit-sharing revenue of $1.0 million for the first quarter of 2006. The profit-sharing revenue represented Tanox’s share of Novartis’ U.S. net profits from sales of Xolair in the fourth quarter of 2005, as the profit-sharing calculation is one quarter in arrears.

Tanox receives manufacturing rights revenue from Genentech and Novartis in consideration for Tanox’s relinquishment in 2004 of any rights it had to manufacture Xolair. Manufacturing-rights revenue is based on the quantity of Xolair produced in the previous quarter, as the calculation is one quarter in arrears. Under the formula in the collaboration agreements, no amounts were due to Tanox for manufacturing-rights revenue from the fourth quarter of 2005.

Development agreement, license fees and manufacturing rights revenue in 2006 also includes reimbursement from Genentech and Novartis of selected clinical trial costs incurred for TNX-901.

Research and Development Expense. Research and development expense consists of costs incurred for product development and discovery research programs. Research and development expense consists of direct costs and indirect overhead costs, including facilities costs, clinical trial costs, salaries, related benefit costs and material and supply costs. At March 31, 2006, our research and development clinical stage programs include TNX-355 for HIV/AIDS, TNX-832 for ALI/ARDS and TNX-650 for Hodgkin’s lymphoma. Research and preclinical stage programs include TNX-650 for inflammatory disease, TNX-234 for AMD, TNX-833 for cancer, TNX-717 for osteoporosis and bone fracture, TNX-558 for inflammatory disease and other discovery and exploratory research projects. For the three months ended March 31, 2006 and 2005, costs associated with research and development programs, including allocated overhead, were:

	Three months ended March 31,
(in thousands)	2006	2005
Clinical stage programs	$9,794	$9,235
Research and preclinical stage programs	4,167	2,505

Total research and development expense	$13,961	$11,740

Research and development expense increased $2.2 million for the first quarter of 2006 compared to the first quarter of 2005. The increase in research and development costs for the first quarter of this year was attributed primarily to expenses associated with manufacturing activities in preparation for planned clinical trials, increased spending for preclinical programs and employee stock-based compensation expense.

Acquired in-process research and development. The $13.7 million expense for acquired in-process research and development recorded in the first quarter of 2005 relates to the Company’s acquisition of a tissue factor antagonist program from Sunol.

General and Administrative Expense. For the first quarter of 2006 general and administrative expense was $2.8 million, compared to $1.9 million for the first quarter of 2005. The increase in general and administrative costs for the first quarter of this year was due primarily to expenses related to business-development activities and employee stock-based compensation expense.

Other Income (Expense). For the first quarter of 2006, other income was $1.8 million, compared to $1.0 for the first quarter of 2005. The increase in other income for the first quarter of this year was attributed primarily to a rise in interest income in 2006 resulting from higher average interest rates on investments.

Income Taxes. We have not recorded an income tax provision because of a projected net loss for the year 2006.

Stock-Based Compensation. We adopted FAS 123R on January 1, 2006. Prior to the adoption, we disclosed such expenses on a pro forma basis in the notes to our financial statements. For the three months ended March 31, 2006, we recorded approximately $693,000 of stock-based compensation expense, of which $332,000 was included in research and development expense and $361,000 was included in general and administrative expense. The adoption of FAS 123R had the impact of an increase of $0.02 per share on our net loss per share for the three months ended March 31, 2006. Stock-based compensation for all non-vested options outstanding as of March 31, 2006 is $9.7 million, which will be recognized over a weighted-average period of 1.63 years. Tanox amortizes stock-based compensation expense on a straight-line basis over the expected life of the vesting period. (See Note 6 “Stock-Based Compensation” in our Notes to Condensed Consolidated Financial Statements.)

Net Income (Loss). For the first quarter of 2006, we recorded a net loss of $5.2 million, or $0.12 per share, compared to a net loss of $20.5 million, or $0.46 per share, for the first quarter of 2005. The results for the first quarter of 2006 reflect the Company’s January 1, 2006 adoption of Statement of Financial Accounting Standards No. 123R. The net loss for the first quarter of 2005 included a $13.7 million expense for acquired in-process research and development related to the Company’s acquisition of a tissue factor antagonist program from Sunol Molecular Corporation.

Liquidity and Capital Resources

We have financed our operations since inception primarily through sales of equity securities, development and licensing fee revenues, interest income, equipment financing agreements and, beginning in 2003, revenues from our Xolair collaboration. During the year ended December 31, 2000, we sold approximately 8.6 million shares of common stock in an initial public offering for net proceeds of $225.8 million. As of March 31, 2006, we had $171.9 million in cash, cash equivalents and investments, of which $166.6 million was classified as current assets.

Cash, cash equivalents and investments increased by $7.4 million for the three months ended March 31, 2006 to $171.9 million from $164.5 million at December 31, 2005. The net increase in funds was attributed primarily to the receipt of a one-time net milestone payment of $12.8 million based on Xolair achieving sales of more than $300 million for the first time, and Xolair royalty and profit share revenue received, partially offset by the funding of operating activities.

Net cash provided by operating activities was $7.7 million for the three months ended March 31, 2006 compared to net cash used in operating activities of $8.6 million for the same period in 2005. The 2006 increase in cash was due primarily to the receipt of a one-time net Xolair milestone payment of $12.8 million, partially offset by a net loss of $5.2 million. The net cash used in 2005 was comprised mainly of a net loss of $20.5 million, an increase in receivables and other assets of $2.8 million, partially offset by the acquisition of in-process research and development of $13.7 million related to the Sunol transaction.

Net cash provided by investing activities was $11.4 million for the three months ended March 31, 2006 compared to $10.4 million for the same period in 2005. In 2006, investments decreased by $12.4 million, as maturities increased over purchases, compared to a decrease of $21.5 million for the same period in 2005. In 2005, $6.0 million of cash was paid for acquired in-process research and development and $5.6 million was paid to purchase manufacturing assets from Biogen Idec.

Net cash provided by financing activities was $685,000 for the three months ended March 31, 2006 compared to $273,000 for the same period in 2005. The increase in cash was from stock option exercises.

Tanox and a third party manufacturer began discussions in the fourth quarter of 2004 related to revisions to a manufacturing and supply agreement because we determined that we would produce TNX-355 for Phase 3 clinical trials in the newly-leased San Diego manufacturing facility. In February 2005, a letter agreement with the third party manufacturer was reached to suspend all provisions of the manufacturing and supply agreement for a period to be determined by us, but not to exceed 30 months. Under the terms of the letter agreement, Tanox has paid a total of $1.7 million, $1.4 million of which may be credited against future work performed by the third party manufacturer, subject to certain limitations. We have the option to resume production of TNX-355 under the manufacturing and supply agreement on or before August 30, 2007.

Our current and anticipated development projects require substantial additional capital to complete. We do not expect to generate positive cash flow from operations until at least 2007 because we anticipate that the amount of cash we need to fund operations, including research and development, manufacturing and other costs, and for capital expenditures, will increase in the future as our projects move from research to clinical development to commercialization. We may make additional acquisitions of businesses or intellectual property assets and also expect that we will need to expand our clinical development, manufacturing capacity, facilities, business development and marketing activities to support the future development of our programs. Based on cash projections, we expect that cash on hand and revenue from operations will be sufficient to fund our existing operations for the next four years. However, our future capital needs will depend on many factors, including the continued successful commercialization of Xolair, availability of financing for clinical trials through collaboration or joint venture arrangements, progress in our research and product development activities, the size and design of our clinical trials, commercialization activities, the costs and magnitude of product or technology acquisitions, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, establishing additional collaboration and licensing arrangements, potential merger and acquisition activities, potential litigation surrounding any of the foregoing, and manufacturing scale-up costs and marketing activities, if we undertake those activities. Consequently, we may need to raise additional funds and we may issue additional shares of common stock or other equity securities.

We filed a universal shelf Registration Statement with the Securities and Exchange Commission (SEC) in May 2005, which would permit us to sell up to $100 million of equity or debt securities in one or more offerings. We expect to use the net proceeds from sales of securities under this shelf registration statement to provide funds for development of products in our drug development pipeline, potential product acquisition or licensing opportunities and general corporate purposes. The terms of any offering of securities will be made public in a subsequent filing with the SEC at the time of any such sale.

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

Interest Rate Risk. Cash, cash equivalents and investments were approximately $171.9 million at March 31, 2006. These assets were primarily invested in investment grade corporate bonds, commercial paper, government agency securities and money market funds with maturities of less than three years, which we have the ability and intent to hold to maturity. We also invest in auction securities which are classified as available for sale securities. We do not invest in derivative securities. Although our portfolio is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would actually be recognized in earnings unless we sell the asset.

Item 4. Controls and Procedures

Our Chief Executive Officer and Vice President of Finance have evaluated the effectiveness of Tanox’s disclosure controls and procedures as of March 31, 2006. Based on this evaluation, our Chief Executive Officer and Vice President of Finance have concluded that Tanox’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e) are effective as of the end of the period covered by this report.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, Tanox’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

From time to time Tanox is a defendant in lawsuits incidental to its business. Management believes that the outcome of any existing lawsuits will not be material to Tanox’s financial statements.

ITEM 1A. Risk Factors

There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s 2005 10-K. Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 6. Exhibits

(a) Exhibits.

10.1	Third Amendment to the 2000 Non-employee Directors’ Stock Option Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 13a-14(a) and Rule 15d-14(a) of the Securities Act, as amended.

31.2	Certification of Vice President of Finance Pursuant to Section 13a-14(a) and Rule 15d-14(a) of the Securities Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350, pursuant to the requirements of Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANOX, INC.

Date: May 3, 2006	By:	Danong Chen
Danong Chen
President and Chief Executive Officer

Date: May 3, 2006	By:	Gregory P. Guidroz
Gregory P. Guidroz
Vice President of Finance