Form 10-Q
period 2006-06-30
TANOX INC
filed 2006-08-08
CIK 1099414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Number of shares of common shares outstanding at August 4, 2006: 45,248,566.

TANOX, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

INDEX

Page
Part I – Financial Information

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets at June 30, 2006 (unaudited) and December 31, 2005	1

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2006 (unaudited) and June 30, 2005 (unaudited)	2

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 (unaudited) and June 30, 2005 (unaudited)	3

Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	18

Item 4 – Controls and Procedures	18

Part II – Other Information	19

Item 1 – Legal Proceedings	19

Item 1A – Risk Factors	19

Item 4 – Submission of Matters to a Vote of Security Holders	33

Item 6 – Exhibits	33

Signatures	34

Exhibit Index	35

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

TANOX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares and Per Share Data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61,568	$46,732
Short-term investments	100,186	106,228
Interest receivable	988	799
Accounts receivable	10,558	29,335
Accounts receivable from related party	2,457	122
Prepaid expense and other	2,533	2,359

Total current assets	178,290	185,575

LONG-TERM INVESTMENTS	10,497	11,541

PROPERTY PLANT & EQUIPMENT, NET	30,942	31,214

OTHER ASSETS	2,552	1,606

TOTAL ASSETS	$222,281	$229,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,877	$2,615
Accrued liabilities	5,614	4,913
Accrued arbitration award	2,068	8,967

Total current liabilities	10,559	16,495

LONG-TERM LIABILITIES:
Deferred revenue	1,000	—

Total long-term liabilities	1,000	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value per share; 120,000,000 shares authorized; 45,803,121 and 45,466,957 shares issued, and 45,248,421 and 44,912,257 shares outstanding, in 2006 and 2005, respectively	458	455
Additional paid-in capital	336,804	331,822
Treasury stock, at cost; 554,700 shares in 2006 and 2005, respectively	(6,261)	(6,261)
Accumulated other comprehensive income	434	684
Accumulated deficit	(120,713)	(113,259)

Total stockholders’ equity	210,722	213,441

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$222,281	$229,936

See accompanying notes to condensed consolidated financial statements.

TANOX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES:
Royalties, net	$9,466	$7,234	$18,003	$13,109
Royalties from related party, net	401	48	615	82
Profit share from related party, net	1,150	—	2,193	—
Development agreements, license fees and manufacturing rights	717	75	728	85
Development agreements from related party	1,012	21	1,022	30

Total revenues	12,746	7,378	22,561	13,306

OPERATING COSTS AND EXPENSES:
Research and development	13,980	12,015	27,941	23,755
Acquired in-process research and development	—	—	—	13,680
General and administrative	2,963	1,822	5,757	3,755

Total operating expenses	16,943	13,837	33,698	41,190

LOSS FROM OPERATIONS	(4,197)	(6,459)	(11,137)	(27,884)

OTHER INCOME (EXPENSE):
Interest income	1,953	1,123	3,741	2,157
Interest expense	—	(52)	—	(97)
Other, net	(29)	(29)	(58)	(55)

Total other income	1,924	1,042	3,683	2,005

NET LOSS	$(2,273)	$(5,417)	$(7,454)	$(25,879)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.12)	$(0.17)	$(0.58)

SHARES USED IN COMPUTING LOSS PER SHARE:
Basic and diluted	44,835	44,060	44,784	44,457

COMPREHENSIVE LOSS:
Net loss	$(2,273)	$(5,417)	$(7,454)	$(25,879)
Foreign currency translation adjustment	1	—	2	—
Unrealized gain (loss) on available-for-sale investments	(255)	19	(252)	(322)

TOTAL COMPREHENSIVE LOSS	$(2,527)	$(5,398)	$(7,704)	$(26,201)

See accompanying notes to condensed consolidated financial statements.

TANOX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,454)	$(25,879)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	2,166	1,925
Amortization of intangible	76	—
Acquired in-process research and development	—	13,680
Compensation expense related to stock options	2,137	20
Changes in operating assets and liabilities:
(Increase) decrease in receivables and other assets	15,057	(3,826)
Decrease in current liabilities	(5,936)	(1,620)
Increase in long-term liabilities	1,000	—

Net cash (used in) provided by operating activities	7,046	(15,700)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,894)	(7,228)
Cash paid for acquisition of in-process research and development	—	(6,000)
Purchases of investments	(109,155)	(85,098)
Maturities and sales of investments	115,989	124,985
Increase in restricted cash	—	(12)

Net cash provided by investing activities	4,940	26,647

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	2,848	384

Net cash provided by financing activities	2,848	384

IMPACT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	2	—

INCREASE IN CASH AND CASH EQUIVALENTS	14,836	11,331

CASH AND CASH EQUIVALENTS:
Beginning of period	46,732	5,284

End of period	$61,568	$16,615

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Unrealized loss on available-for-sale securities	(252)	(322)
Common stock issued for acquisition of in-process research and development	—	7,680

See accompanying notes to condensed consolidated financial statements.

TANOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

1. Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Tanox, Inc. and its wholly owned subsidiaries (collectively, the Company or Tanox). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been made and all such adjustments are of a normal recurring nature. These condensed consolidated interim financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the operating results that may be expected for the entire fiscal year.

New Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, this statement may have on its financial statements.

2. Revenues

Xolair Collaboration. Under its collaboration agreements with Genentech, Inc. (Genentech) and Novartis Pharma AG (Novartis), Tanox receives a royalty on the net sales of Xolair worldwide and shares in Novartis’ net profits from Xolair sales in the U.S. Royalty revenues of $9.9 million and $7.3 million on the net sales of Xolair, for the three months ended June 30, 2006 and 2005, respectively, were calculated based on net sales reported to Tanox by Genentech and Novartis. For the six months ended June 30, 2006, $18.6 million in Xolair royalty revenue was recorded compared to $13.2 million for the same period in 2005. Royalty revenue is net of amounts which are payable by Tanox to its former attorneys (see Note 7. “Commitments and Contingencies”).

Tanox recorded net profit sharing revenue of $1.2 million from Novartis for the three months ended June 30, 2006, resulting from Novartis profits made in the first quarter of 2006, and $2.2 million for the six months ended June 30, 2006, resulting from profits made in the first quarter of 2006 and the fourth quarter of 2005, as the profit sharing calculation is one quarter in arrears. Tanox began recording profit sharing revenue during the second half of 2005.

Tanox receives manufacturing rights revenue from Genentech and Novartis in consideration for Tanox’s relinquishment in 2004 of any rights it had to manufacture Xolair. Manufacturing rights revenue is based on the quantity of Xolair produced, as defined in our collaboration agreement, in the previous quarter, as the calculation is one quarter in arrears. For the three months ended June 30, 2006, Tanox recorded manufacturing rights revenue of $651,000. No manufacturing rights revenue was recorded in the first quarter of 2006 or in the first half of 2005.

In the second quarter of 2006, Novartis submitted an application for the approval of Xolair in Japan. Under our collaboration agreement with Novartis, the filing resulted in a $2.0 million milestone payment to Tanox, of which $1.0 million was recorded as development agreement revenue from a related party in the second quarter of 2006. The remaining $1.0 million of the milestone is creditable to Novartis against future royalties due Tanox and was recorded as deferred revenue.

Novartis profit sharing and rest-of-world royalty payments are net of certain credits, which, at June 30, 2006, had a remaining balance of approximately $37,000.

Development Agreements and Licensing Fees. Development agreement revenue includes reimbursement of certain clinical trial costs. Licensing fee revenue includes payments received from various parties in exchange for rights to license and sublicense Tanox’s technology or product rights.

3. Cash, Cash Equivalents, Short-term and Long-term Investments

Cash equivalents consist of highly liquid investments with original maturities of three months or less. Management determines the appropriate classification of cash equivalents, short-term investments and long-term investments at the time of purchase. Investments consist of investment grade corporate bonds, commercial paper, asset-backed securities, auction-rate securities and government agency securities with maturities of less than three years from the balance sheet date. Certain investments are classified as held-to-maturity and carried at amortized cost in the accompanying financial statements. The Company’s available-for-sale investments are stated at fair value based on the quoted market price of the investment. Unrealized gains and losses on available-for-sale investments are reported as other comprehensive income (loss), which is a separate component of stockholders’ equity. The fair value of Tanox’s available-for-sale investments decreased by $255,000 for the three months ended June 30, 2006 and by $252,000 for the six months ended June 30, 2006, compared to an increase in value of $19,000 for the three months ended June 30, 2005 and a decrease in value of $322,000 for the six months ended June 30, 2005.

Tanox’s net carrying value of cash and cash equivalents at June 30, 2006 and December 31, 2005, was $61.6 million and $46.7 million, respectively.

Investments consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Held-to-maturity investments – short-term	$63,791	$61,131
Available-for-sale investments	36,395	45,097

Total short-term investments	100,186	106,228

Held-to-maturity investments – long-term	10,497	11,541

	$110,683	$117,769

The fair value of these investments at June 30, 2006 and December 31, 2005, was $110.4 million and $117.4 million, respectively.

4. Acquisitions

Manufacturing Assets and Long-term Lease. Pursuant to a Lease Assignment and Asset Purchase Agreement dated December 9, 2004, between Biogen Idec, Inc. (Biogen Idec) and Tanox, on January 10, 2005, Tanox acquired from Biogen Idec certain manufacturing, process development and quality control equipment, related documentation and furniture and fixtures housed in a 76,000 square foot leased facility located in San Diego, California. The Company paid Biogen Idec approximately $5.6 million for the assets and allocated $4.6 million as property, plant and equipment and $1.0 million as an intangible asset for manufacturing equipment documentation, included in other assets on the balance sheet. Tanox also agreed to assume the obligations of Biogen Idec under a lease for the facility, which extends until September 30, 2011.

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

5. Net Loss per Share

Financial Accounting Standards Board No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted net loss per share (EPS). Basic EPS is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed in the same manner as basic EPS, except that diluted EPS reflects the potential dilution that would occur if outstanding options were exercised. Tanox incurred net losses for the three and six month periods ended June 30, 2006 and 2005; therefore, all options outstanding for each of the years were excluded from the computation of diluted EPS because they would have been antidilutive.

6. Share-Based Compensation

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

The Company adopted FAS 123R on January 1, 2006 using the modified prospective transition method which requires that share-based compensation is recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date. For the three months ended June 30, 2006, the Company recorded approximately $1.4 million of share-based compensation expense, of which $427,000 was included in research and development expense and $965,000 was included in general and administrative expense. For the six months ended June 30, 2006, the Company recorded approximately $2.1 million of share-based compensation expense, of which $759,000 was included in research and development expense and $1.3 million was included in general and administrative expense. Included in the general and administrative expense for the three and six months ended June 30, 2006, was $239,000 related to the acceleration of vesting of options previously granted to our board of directors and $340,000 related to the 2006 options granted to our board of directors, which vested immediately on the grant date. The adoption of FAS 123R resulted in an increased loss of $0.03 per share and $0.05 per share on the Company’s net loss per share for the three and six months ended June 30, 2006, respectively. The adoption of FAS 123R had no impact on cash flow from operations and cash flow from financing activities for the three and six months ended June 30, 2006. Share-based compensation for all non-vested options outstanding as of June 30, 2006 is $8.8 million, which will be recognized over a weighted-average period of 1.6 years. The Company amortizes share-based compensation expense on a straight-line basis over the expected life of the vesting period.

The Company estimates the fair value of stock options at the date of the grant using the Black-Scholes-Merton option pricing model, with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	5.11%	3.91%	4.83% - 5.11%	3.91% - 4.13%
Expected dividend yield	0%	0%	0%	0%
Expected life	7 years	5 years	7 years	5 years
Expected volatility	63%	66%	63%	66% - 67%
Expected forfeiture rate	31%	10%	31%	10%

The expected term of the options was estimated using historical option exercise data. The expected volatility was based on the Company’s historical stock price volatility. The risk-free interest rate was based on the U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the option. The Company assumed a zero percent dividend yield. Under FAS 123R, the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. Based on historical data, the Company calculated an estimated forfeiture rate, which it believes is a reasonable assumption to estimate forfeitures. To the extent actual forfeitures differ from our current estimates, cumulative adjustments to share-based compensation expense will be recorded in the period that estimates are revised.

Prior to the adoption of FAS 123R on January 1, 2006, Tanox accounted for its share-based compensation expense under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method described in APB Opinion No. 25, no compensation expense was recognized if the exercise price of the employee stock option equaled the market price of the underlying stock on the date of grant. Assuming the compensation cost for the stock option plans had been determined pursuant to the fair value method under FAS No. 123, Tanox’s pro forma net loss for the three and six months ended June 30, 2005 would have been as follows (in thousands, except per share data):

	Three Months ended June 30, 2005	Six Months ended June 30, 2005
Net loss:
As reported	$(5,417)	$(25,879)
Stock option compensation expense if the fair value method had been applied	(791)	(2,855)

Pro forma net loss	$(6,208)	$(28,734)

Loss per share – Basic and Diluted
As reported	$(0.12)	$(0.58)
Pro forma	$(0.14)	$(0.65)

At June 30, 2006, the Company has the following share-based compensation plans:

The 1987 Stock Option Plan (the 1987 Plan) was established to cover key employees, officers and directors of Tanox. Under the terms of the 1987 Plan, as amended, the number of shares of common stock eligible for issuance was 4,320,000. Options issued under the 1987 Plan were generally granted at a purchase price equal to the fair market value at the date of grant, generally expired ten years after date of grant and were generally completely exercisable five years after the grant date. At June 30, 2006, options to purchase 20,000 shares of common stock were outstanding under the 1987 Plan. The 1987 Plan expired in 1997.

The 1997 Stock Plan (the 1997 Plan) was established to grant options to purchase up to 8,000,000 shares of common stock to employees, directors, advisors and consultants. The 1997 Plan provides for several types of grants including incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, stock purchases and performance units. Incentive stock options provide the right to purchase common stock at a price not less than 100% of the fair value of common stock on the date of the grant. Non-qualified stock options provide the right to purchase common stock at a price not less than 50% of the fair value of the common stock on the date of the grant. The options granted under the 1997 Plan generally expire ten years after date of grant. Options granted under the 1997 Plan prior to February 2004 are generally completely exercisable five years after the grant date, while options granted in February 2004 and after are generally completely exercisable four years after the grant date. At June 30, 2006, options to purchase 2,367,895 shares of common stock were outstanding under the 1997 Plan, and 5,048,014 shares were available for future grants. The 1997 Plan will expire in 2007.

The 1992 Non-Employee Directors Stock Option Plan (the 1992 Directors Plan) was established to grant options to purchase up to 480,000 shares of common stock to non-employee directors of the Company. Options granted under the 1992 Directors Plan generally vested one-third annually from the date of grant and generally expired ten years from the date of grant. The exercise price of the options granted was determined by a committee appointed by Tanox’s board of directors. At June 30, 2006, options to purchase 17,500 shares of common stock were outstanding under the 1992 Directors Plan. The 1992 Directors Plan expired in 2002.

The 2000 Non-Employee Directors’ Stock Option Plan (the 2000 Directors Plan) was established to grant options to purchase up to 500,000 shares of common stock to non-employee directors of the Company. Under the terms of the 2000 Directors Plan, as amended, non-employee directors receive, upon initial election to the Board, an option to acquire 20,000 shares of common stock. Following each annual meeting of stockholders at which directors are elected, the non-employee directors continuing in office receive options to acquire 10,000 shares of common stock. New directors who received their initial option grant within six months prior to the first annual meeting after their appointment would not be eligible for an option following such meeting. All grants under the 2000 Directors Plan have a term of ten years, are issued at fair market value and vest 1/36 per month from the date of grant over three years, in the case of the 20,000-share options, or immediately, in the case of the 10,000-share options. At June 30, 2006, options to purchase 250,900 shares of common stock were outstanding under the 2000 Directors Plan, and 231,800 shares were available for future grants.

The following table summarizes stock option activity for the three months ended June 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (In 000s)
Outstanding, March 31, 2006	2,893,388	$15.79
Granted	90,350	14.57
Exercised	(278,850)	7.72
Cancelled	(28,534)	20.36
Forfeited	(20,059)	15.87

Outstanding, June 30, 2006	2,656,295	$16.55	7.73	$2,951

Exercisable, June 30, 2006	1,154,915	$18.10	6.31	$1,448

The following table summarizes nonvested stock option activity for the three months ended June 30, 2006:

	Number of Shares	Weighted Average Fair Value
Nonvested, March 31, 2006	1,630,730	$9.28
Granted	90,350	9.87
Vested	(199,641)	8.05
Forfeited	(20,059)	9.43

Nonvested, June 30, 2006	1,501,380	$9.47

7. Commitments and Contingencies

Tanox had been engaged in litigation in connection with a fee dispute with the law firms that represented the Company in litigation with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award entitling the attorneys to receive (1) approximately $3.5 million, including interest, (2) payments ranging from 33 1/3% to 40% of the future milestone payments, in excess of the first $1 million, that Tanox would receive from Genentech following product approval and (3) 10% of the royalties that Tanox would receive on sales of certain anti-IgE products, including Xolair. The 10% of royalties received by Tanox is required to be paid to the attorneys within 30 days after the end of the calendar quarter in which the royalty payments are received by Tanox. At June 30, 2006, Tanox had an accrued liability of $2.1 million with respect to amounts that are payable to the attorneys on royalties received or receivable by Tanox on net sales of Xolair.

Tanox is involved from time to time in legal proceedings relating to claims arising out of its operations in the ordinary course of business. Tanox does not believe that the outcome of any existing litigation will have a material effect on its business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q. The discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements are based on our current expectations and entail various risks and uncertainties. Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A “Risk Factors.”

Tanox discovers and develops therapeutic monoclonal antibodies to address significant unmet medical needs in the areas of immune-mediated diseases, infectious disease, inflammation and cancer. Our products are genetically engineered antibodies that target a specific molecule or antigen.

Marketed Product - Xolair

Xolair was developed in collaboration with Genentech, Inc. (Genentech) and Novartis Pharma AG (Novartis). In the U.S., Xolair is labeled for treatment of adults and adolescents (12 years of age and above) with moderate-to-severe persistent asthma who have a positive skin test or in vitro reactivity to a perennial aeroallergen and whose symptoms are inadequately controlled with inhaled corticosteroids. Xolair was approved for use in the U.S. by the Food and Drug Administration (FDA) in June 2003 and approved for use in Europe in October 2005.

Under our collaboration agreements with Genentech and Novartis, we receive royalties on the net sales of Xolair and share in Novartis’ net profits from sales of Xolair in the U.S. In the second quarter of 2006, we recorded net royalty revenue of $9.9 million from sales of Xolair versus $7.3 million for the second quarter of 2005. For the three months ended June 30, 2006, Tanox recorded net profit sharing of $1.2 million from Novartis, resulting from profits made in the first quarter of 2006, as the profit sharing calculation is one quarter in arrears. No profit sharing revenue was recorded in the first half of 2005.

For the three months ended June 30, 2006, Tanox recorded manufacturing rights revenue of $651,000. Under the terms of the Tripartite Collaboration Agreement (TCA) among Tanox, Genentech and Novartis, Tanox relinquished any rights to manufacture Xolair and in exchange receives payments based on the quantity of Xolair produced. Manufacturing rights revenue is based on the quantity of Xolair produced, as defined in our collaboration agreement, in the previous quarter, as the calculation is one quarter in arrears.

In the second quarter of 2006, Novartis submitted an application for the approval of Xolair in Japan. Under our collaboration agreement with Novartis, the filing resulted in a $2.0 million milestone payment to Tanox, of which $1.0 million was recorded as revenue in the second quarter of 2006. The remaining $1.0 million of the milestone is creditable to Novartis against future royalties owed Tanox and was recorded as deferred revenue.

As of June 30, 2006, Xolair was approved in 48 countries and marketed in 15, including the U.S., Brazil, Canada, Germany, Israel, Spain and the U.K. In the second quarter of 2006, Genentech initiated a clinical trial designed to evaluate the efficacy of Xolair as add-on therapy in reducing the rate of asthma exacerbations requiring treatment with systemic corticosteroids over a 48-week treatment period. The trial is expected to enroll 850 moderate-to-severe asthma patients who are inadequately controlled with high-dose inhaled corticosteroids and long-acting beta-agonists. Novartis is also conducting a Phase 3 clinical trial to study the effectiveness of Xolair in pediatric allergic asthma patients.

Clinical Development Programs

We have three products in clinical development.

TNX-355

TNX-355 is our monoclonal antibody in development to treat HIV/AIDS. On May 2, 2006, we reported positive 48-week results from the Phase 2 clinical trial of TNX-355. The results showed that TNX-355, when given in combination with an optimized background regimen (OBR) of other antiviral therapies, produce a considerably greater reduction in viral load in HIV-infected patients than did placebo in combination with OBR. This reduction of the level of HIV in the bloodstream was demonstrated in both TNX-355 dosing groups studied in the trial (10 milligrams-per-kilogram and 15 mg/kg). The 48-week results also showed that patients who received TNX-355 plus OBR experienced a statistically significant increase in CD4-positive cells compared to those taking the placebo plus OBR.

These results, together with positive 24-week data reported in October 2005, demonstrate the long-term antiviral and immunologic impact of TNX-355. At both the 24-week and 48-week time points, TNX-355 was well tolerated, with no serious adverse events related to the drug as assessed by study investigators.

We have conducted a meeting with the FDA to discuss the clinical trial results and continued development of TNX-355. While the FDA indicated that TNX-355 demonstrated therapeutic potential in clinical testing, an additional dose-finding study will be needed. The FDA also indicated that a dose-finding trial, if appropriately designed and successful, could serve as one of the pivotal studies for a Biologics License Application (BLA) submission. We expect to continue our discussions with the Agency regarding clinical trial design options to identify the appropriate dose and dosing regimen. The outcome of these discussions with the Agency will likely delay the start of a late-stage clinical study, which was originally intended to begin in 2006.

TNX-832

TNX-832 is an anti-tissue factor chimeric antibody that is in development for the treatment of acute lung injury (ALI) and acute respiratory distress syndrome (ARDS). We are conducting a Phase 1/2 trial with TNX-832 designed to evaluate the safety and pharmacokinetics of the antibody. The trial is a single-blinded, dose-escalating, placebo-controlled trial. As of July 28, 2006, three of six patient cohorts had been enrolled.

TNX-650

TNX-650 is a humanized anti-IL13 antibody being developed as a potential treatment of Hodgkin’s lymphoma. A Phase I clinical trial of TNX-650 was initiated in the second quarter of 2006, with two patient cohorts enrolled as of July 28, 2006. Enrollment in the third cohort is scheduled to begin in August 2006.

Preclinical Programs

TNX-650 is also being evaluated as a potential treatment for an inflammatory disease indication for which we intend to file an Investigational New Drug (IND) application later this year. TNX-833, a tissue factor antagonist humanized antibody, is being evaluated as a potential treatment for cancer. TNX-234, a humanized antibody, is being developed as a potential treatment for wet age-related macular degeneration (AMD). TNX-717, a humanized antibody, is being evaluated as a potential treatment for osteoporosis. TNX-558, a humanized antibody, is being evaluated as a potential inflammatory-disease therapy. In addition, we have generated a humanized high affinity anti-IgE antibody for the potential treatment of allergic diseases with respect to which we are in discussions with Novartis under our two-party Amended and Restated Development and Licensing Agreement.

Manufacturing and Other Programs

We have initiated Good Manufacturing Practices (GMP) production of TNX-355 clinical trial material at our San Diego, California manufacturing facility.

Critical Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results may differ from those estimates.

Revenue Recognition

Under our collaboration agreements with Genentech and Novartis, we receive a royalty on the net sales of Xolair worldwide and share in Novartis’ net profits from Xolair sales in the U.S. Royalty revenue is recorded monthly based on contractual terms and information provided by Genentech and Novartis. Royalties are reconciled and adjusted if actual results differ from those previously reported to us and are subject to audit by Tanox. Our interest in Novartis’ U.S. net profits is calculated and recorded one quarter in arrears. Manufacturing rights revenue represents amounts received from Genentech and Novartis in consideration of our relinquishment, under the collaboration agreements, of our rights to manufacture Xolair. Manufacturing rights revenue is based on the quantity of Xolair produced, as defined in our collaboration agreement, and is calculated and recorded one quarter in arrears. Revenues from development agreements include payments for milestone achievements and sponsored research and development costs. Milestone payments are received under best efforts contracts and are not refundable. They are recognized as revenue when the milestones are achieved and there are no remaining performance obligations. Revenues for sponsored research and development are recognized as revenue as we complete our obligations related to such activities. Any revenue contingent upon future performance is deferred and recognized as the performance is completed. Revenues recognized are net of certain credits and amounts due to our former attorneys under an arbitration award.

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

Share-based Compensation

Tanox adopted FAS 123R, “Share-Based Payment” on January 1, 2006 using the modified prospective transition method, which requires that share-based compensation is recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date. Prior to the adoption of FAS 123R, we accounted for our share-based compensation expense under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method described in APB Opinion No. 25, no compensation expense was recognized if the exercise price of the employee stock option equaled the market price of the underlying stock on the date of grant.

Tanox estimates the fair value of stock options using the Black-Scholes-Merton option pricing model. The assumptions used under this model are as follows: 1) the expected term of the options is estimated using historical option exercise data; 2) the expected volatility is estimated based on historical stock price volatility; 3) the risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the option; and 4) a zero percent dividend yield. Under FAS 123R, the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures, which we base on historical data. To the extent actual forfeitures differ from our current estimates, cumulative adjustments to share-based compensation expense will be recorded in the period that estimates are revised.

New Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact, if any, this statement may have on our financial statements.

Results of Operations

Three Months Ended June 30, 2006 and 2005

Revenues. For the three months ended June 30, 2006 and 2005, revenues consist of the following:

	Three months ended June 30,
(in thousands)	2006	2005
Royalties, net	$9,466	$7,234
Royalties from related party, net	401	48
Profit share from related party, net	1,150	—
Development agreements, license fees and manufacturing rights	717	75
Development agreements from related party	1,012	21

Total revenues	$12,746	$7,378

Revenues for the second quarter of 2006 were $12.7 million compared to revenues of $7.4 million for the second quarter of 2005. Revenues are recorded net of credits and amounts payable to our former attorneys under an arbitration award.

Net royalty revenue increased $2.6 million for the second quarter of 2006 to $9.9 million, compared to $7.3 million for the second quarter of 2005, as a result of increased Xolair sales.

In addition to Xolair royalty revenue, Tanox recorded Xolair net profit sharing revenue of $1.2 million for the second quarter of 2006. The profit sharing revenue represented Tanox’s share of Novartis’ U.S. net profits from sales of Xolair in the first quarter of 2006, as the profit sharing calculation is one quarter in arrears.

Tanox recorded manufacturing rights revenue of $651,000 in the second quarter of 2006. Tanox receives manufacturing rights revenue from Genentech and Novartis in consideration for Tanox’s relinquishment in 2004 of any rights it had to manufacture Xolair. Manufacturing rights revenue is based on the quantity of Xolair produced in the previous quarter, as defined in our collaboration agreement, and is calculated one quarter in arrears.

Development agreement revenue, license fees and manufacturing rights revenue in 2006 also includes reimbursement of certain clinical trial costs.

Research and Development Expense. Research and development expense consists of costs incurred for product development and discovery research programs. Research and development expense consists of direct costs and indirect overhead costs, including facilities costs, clinical trial costs, salaries, related benefit costs and material and supply costs. At June 30, 2006, our research and development clinical stage programs include TNX-355 for HIV/AIDS, TNX-832 for ALI/ARDS and TNX-650 for Hodgkin’s lymphoma. Research and preclinical stage programs include TNX-650 for inflammatory disease, TNX-234 for AMD, TNX-833 for cancer, TNX-717 for osteoporosis and bone fracture, TNX-558 for inflammatory disease and other discovery and exploratory research projects. For the three months ended June 30, 2006 and 2005, costs associated with these research and development programs, including allocated overhead, were:

	Three months ended June 30,
(in thousands)	2006	2005
Clinical stage programs	$9,647	$9,514
Research and preclinical stage programs	4,333	2,501

Total research and development expense	$13,980	$12,015

Research and development expense increased $2.0 million for the second quarter of 2006 compared to the same period in 2005. The increase in research and development costs for the second quarter of this year was attributed primarily to expenses associated with manufacturing activities in preparation for planned clinical trials, increased spending for preclinical programs and employee share-based compensation expense.

General and Administrative Expense. For the second quarter of 2006 general and administrative expense was $3.0 million, compared to $1.8 million for same period in 2005. The increase in general and administrative costs for the second quarter of this year was due primarily to expenses related to business-development activities and employee share-based compensation expense.

Other Income (Expense). For the second quarter of 2006, other income was $1.9 million, compared to $1.0 million for the same period in 2005. The increase in other income for the second quarter of this year was attributed primarily to a rise in interest income in 2006 resulting from higher average interest rates on investments.

Income Taxes. We have not recorded an income tax provision because of a projected net loss for the year 2006.

Share-Based Compensation. We adopted FAS 123R on January 1, 2006. Prior to the adoption, we disclosed such expenses on a pro forma basis in the notes to our financial statements. For the three months ended June 30, 2006, we recorded approximately $1.4 million of share-based compensation expense, of which $427,000 was included in research and development expense and $965,000 was included in general and administrative expense. The adoption of FAS 123R resulted in an increase in net loss per share of $0.03 for the three months ended June 30, 2006. Share-based compensation for all non-vested options outstanding as of June 30, 2006 is $8.8 million, which will be recognized over a weighted-average period of 1.6 years. Tanox amortizes share-based compensation expense on a straight-line basis over the expected life of the vesting period. (See Note 6 “Share-Based Compensation” in our Notes to Condensed Consolidated Financial Statements.)

Net Loss. For the second quarter of 2006, we recorded a net loss of $2.3 million, or $0.05 per share, compared to a net loss of $5.4 million, or $0.12 per share, for the second quarter of 2005. The results for the second quarter of 2006 reflect the Company’s January 1, 2006 adoption of FAS No. 123R.

Six Months Ended June 30, 2006 and 2005

Revenues. For the six months ended June 30, 2006 and 2005, revenues consist of the following:

	Six months ended June 30,
(in thousands)	2006	2005
Royalties, net	$18,003	$13,109
Royalties from related party, net	615	82
Profit share from related party, net	2,193	—
Development agreements, license fees and manufacturing rights	728	85
Development agreements from related party	1,022	30

Total revenues	$22,561	$13,306

Revenues for the first six months of 2006 were $22.6 million compared to revenues of $13.3 million for the first six months of 2005. Revenues are recorded net of credits and amounts payable to our former attorneys under an arbitration award.

Net royalty revenue increased $5.4 million for the first six months of 2006 to $18.6 million, compared to $13.2 million for the same period in 2005, as a result of increased Xolair sales.

In addition to Xolair royalty revenue, Tanox recorded Xolair net profit sharing revenue of $2.2 million for the six months ended June 30, 2006. The profit sharing revenue represented Tanox’s share of Novartis’ U.S. net profits from sales of Xolair in the first quarter of 2006 and the fourth quarter of 2005, as the profit sharing calculation is one quarter in arrears.

Tanox recorded manufacturing rights revenue of $651,000 for the first six months of 2006. Tanox receives manufacturing rights revenue from Genentech and Novartis in consideration for Tanox’s relinquishment in 2004 of any rights it had to manufacture Xolair. Manufacturing rights revenue is based on the quantity of Xolair produced in the previous quarter, as defined in our collaboration agreement, and is calculated one quarter in arrears.

Development agreement revenue, license fees and manufacturing rights revenue in 2006 also includes reimbursement of certain clinical trial costs.

Research and Development Expense. Research and development expense consists of costs incurred for product development and discovery research programs. Research and development expense consists of direct costs and indirect overhead costs, including facilities costs, clinical trial costs, salaries, related benefit costs and material and supply costs. At June 30, 2006, our research and development clinical stage programs include TNX-355 for HIV/AIDS, TNX-832 for ALI/ARDS and TNX-650 for Hodgkin’s lymphoma. Research and preclinical stage programs include TNX-650 for inflammatory disease, TNX-234 for AMD, TNX-833 for cancer, TNX-717 for osteoporosis and bone fracture, TNX-558 for inflammatory disease and other discovery and exploratory research projects. For the six months ended June 30, 2006 and June 30, 2005, costs associated with these research and development programs, including allocated overhead, were:

	Six months ended June 30,
(in thousands)	2006	2005
Clinical stage programs	$19,441	$18,749
Research and preclinical stage programs	8,500	5,006

Total research and development expense	$27,941	$23,755

Research and development expense increased $4.2 million for the first six months of 2006 compared to the same period in 2005. The increase in research and development costs for the first six months of this year was attributed primarily to expenses associated with manufacturing activities in preparation for planned clinical trials, increased spending for preclinical programs and employee share-based compensation expense.

Acquired in-process research and development. The $13.7 million expense for acquired in-process research and development recorded in the first quarter of 2005 relates to the Company’s acquisition of a tissue factor antagonist program.

General and Administrative Expense. For the six months ended June 30, 2006, general and administrative expense was $5.8 million, compared to $3.8 million for the first six months of 2005. The increase in general and administrative costs for the six months ended June 30, 2006 was due primarily to expenses related to business-development activities and employee share-based compensation expense.

Other Income (Expense). For the six months ended June 30, 2006, other income was $3.7 million, compared to $2.0 million for the same period in 2005. The increase in other income for the first six months of this year was attributed primarily to a rise in interest income in 2006 resulting from higher average interest rates on investments.

Income Taxes. We have not recorded an income tax provision because of a projected net loss for the year 2006.

Share-Based Compensation. We adopted FAS 123R on January 1, 2006. Prior to the adoption, we disclosed such expenses on a pro forma basis in the notes to our financial statements. For the six months ended June 30, 2006, we recorded approximately $2.1 million of share-based compensation expense, of which $759,000 was included in research and development expense and $1.3 million was included in general and administrative expense. The adoption of FAS 123R resulted in an increase in net loss per share of $0.05 for the six months ended June 30, 2006. (See Note 6 “Share-Based Compensation” in our Notes to Condensed Consolidated Financial Statements.)

Net Loss. For the six months ended June 30, 2006, we recorded a net loss of $7.5 million, or $0.17 per share, compared to a net loss of $25.9 million, or $0.58 per share, for the six months ended June 30, 2005. The results for the current year reflect the Company’s January 1, 2006 adoption of FAS No. 123R. The net loss for the six months ended June 30, 2005 included a $13.7 million expense for acquired in-process research and development related to the Company’s acquisition of a tissue factor antagonist program.

Liquidity and Capital Resources

We have financed our operations since inception primarily through sales of equity securities, development and licensing fee revenues, interest income and, beginning in 2003, revenues from our Xolair collaboration. During the year ended December 31, 2000, we sold approximately 8.6 million shares of common stock in an initial public offering for net proceeds of $225.8 million. As of June 30, 2006, we had $172.3 million in cash, cash equivalents and investments, of which $161.8 million was classified as current assets.

Cash, cash equivalents and investments increased by $7.8 million for the six months ended June 30, 2006 to $172.3 million from $164.5 million at December 31, 2005. The net increase in funds was attributed primarily to the receipt of a one-time net milestone payment of $12.8 million based on Xolair achieving sales of more than $300 million for the first time, and Xolair royalty and profit sharing revenue received, partially offset by the funding of operating activities.

Net cash provided by operating activities was $7.0 million for the six months ended June 30, 2006 compared to net cash used in operating activities of $15.7 million for the same period in 2005. The increase in cash during the 2006 period was due primarily to the receipt of the one-time Xolair net milestone payment of $12.8 million, partially offset by a net loss of $7.5 million. The net cash used in the 2005 period was comprised mainly of a net loss of $25.9 million and an increase in receivables and other assets of $3.8 million, partially offset by the acquisition of in-process research and development of $13.7 million related to the tissue factor program acquisition.

Net cash provided by investing activities was $4.9 million for the six months ended June 30, 2006 compared to $26.6 million for the same period in 2005. In the 2006 period, investments decreased by $6.8 million, as maturities increased over purchases, compared to a decrease of $39.9 million for the same period in 2005. In the 2005 period, $6.0 million of cash was paid for acquired in-process research and development and $5.6 million was paid to purchase manufacturing assets from Biogen Idec.

Net cash provided by financing activities was $2.8 million for the six months ended June 30, 2006 compared to $384,000 for the same period in 2005. The increase in cash was due to stock option exercises.

Tanox and a third party manufacturer began discussions in the fourth quarter of 2004 related to revisions to a manufacturing and supply agreement because we determined that we would produce TNX-355 clinical trial materials in the newly-leased San Diego manufacturing facility. In February 2005, a letter agreement with the third party manufacturer was reached to suspend all provisions of the manufacturing and supply agreement for a period to be determined by us, but not to exceed 30 months. Under the terms of the letter agreement, Tanox has paid a total of $1.7 million, $1.4 million of which may be credited against future work performed by the third party manufacturer, subject to certain limitations. We have the option to resume production of TNX-355 under the manufacturing and supply agreement on or before August 30, 2007.

Our current and anticipated development projects require substantial additional capital to complete. We do not expect to generate positive cash flow from operations in the near term because we anticipate that the amount of cash we need to fund operations, including research and development, manufacturing and other costs, and for capital expenditures, will increase in the future as our projects move from research to clinical development to commercialization. We may make additional acquisitions of businesses or intellectual property assets and also expect that we will need to expand our clinical development, manufacturing capacity, facilities, business development and marketing activities to support the future development of our programs. Based on cash projections, we expect that cash on hand and revenue from operations will be sufficient to fund our existing operations for the next four years. However, our future capital needs will depend on many factors, including the continued successful commercialization of Xolair, availability of financing for clinical trials through collaboration or joint venture arrangements, progress in our research and product development activities, the size and design of our clinical trials, commercialization activities, the costs and magnitude of product or technology acquisitions, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, establishing additional collaboration and licensing arrangements, potential merger and acquisition activities, potential litigation surrounding any of the foregoing or other business issues, and manufacturing scale-up costs and marketing activities, if we undertake those activities. Consequently, we may need to raise additional funds and we may issue additional shares of common stock or other equity securities.

We filed a universal shelf Registration Statement with the Securities and Exchange Commission (SEC) in May 2005, which permits us to sell up to $100 million of equity or debt securities in one or more offerings. We would expect to use the net proceeds from any sales of securities under this shelf registration statement to provide funds for development of products in our drug development pipeline, potential product acquisition or licensing opportunities and general corporate purposes. The terms of any offering of securities will be made public in a subsequent filing with the SEC at the time of any such sale.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of risks, including changes in interest rates and foreign currency exchange rate fluctuations. In the normal course of business, we have established policies and procedures to manage these risks.

Foreign Currency Exchange Rates. We are subject to foreign currency exchange risk because we conduct minimal operations through one foreign subsidiary in China.

Interest Rate Risk. Cash, cash equivalents and investments were approximately $172.3 million at June 30, 2006. These assets were primarily invested in investment grade corporate bonds, commercial paper, government agency securities and money market funds with maturities of less than three years, which we have the ability and intent to hold to maturity. We also invest in auction securities which are classified as available for sale securities. We do not invest in derivative securities. Although our portfolio is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would actually be recognized in earnings unless we sell the asset.

Item 4. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Vice President of Finance, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Vice President of Finance have concluded that our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are involved from time to time in legal proceedings relating to claims arising out of our operations in the ordinary course of business. We do not believe that the outcome of any existing litigation will have a material effect on our business.

Item 1A. Risk Factors

The information in this Quarterly Report on Form 10-Q contains forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth below, and actual results could differ materially from those projected or assumed in the forward-looking statements due to a number of factors, including:

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

The biotechnology and pharmaceutical industries are subject to stringent regulation with respect to product safety and efficacy by various international, federal, state and local authorities. Of particular significance are the FDA’s requirements covering R&D, testing, manufacturing, quality control, labeling and promotion of drugs for human use. A biotherapeutic cannot be marketed in the U.S. until it has been approved by the FDA, and then can only be marketed for the indications approved by the FDA. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of a BLA, are substantial and can require a number of years.

Our collaboration partners have secured approval to market Xolair in 48 countries, including the U.S. and the European Union. There can be no assurance that Xolair will be approved for sale in other markets.

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

There may be new accounting pronouncements or regulatory rulings which may have an impact on our future financial position or results of operations. In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards (or “FAS”) No. 123, “Accounting for Stock-Based Compensation.” The revision is referred to as “FAS 123R — Share-Based Payment” (or “FAS 123R”), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (or “APB 25”) and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under employee stock plans. Tanox adopted FAS 123R using the modified prospective basis on January 1, 2006. The adoption of FAS 123R is expected to result in compensation expense that will reduce diluted net income per share by approximately $0.08 to $0.12 per share for 2006. The actual 2006 stock compensation expense will dependent on the number of options granted, employee turnover and the volatility of our stock price.

Risks Relating to Our Industry, Business and Strategy

Our ability to become a profitable fully integrated biopharmaceutical company will depend on the continued commercial success of Xolair and on the success of our products in clinical development or our success in securing, developing and commercializing new clinical candidates.

We anticipate that, in the near term, our ability to become profitable will depend in large part on the success of our collaboration partners in generating significant levels of sales of Xolair. In the longer term, an important part of our strategy is to become a fully integrated biopharmaceutical company. Our ability to do so will depend on the successful development, approval and commercialization of TNX-355, TNX-832, TNX-650, or of potential new clinical-stage drug candidates that we may develop or otherwise in-license or acquire.

All of our product candidates, other than TNX-355 TNX-832 and TNX-650, are in preclinical development or in research, and we do not expect to seek regulatory approval of these candidates for many years, if ever. A significant portion of the research that we are conducting involves new and unproven technologies. Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources whether or not we ultimately identify any candidates. Our research programs may show promise initially in identifying potential product candidates, yet fail to yield product candidates for clinical development.

In addition, if we do not achieve the clinical endpoints in our clinical studies of TNX-355, TNX-832 and TNX-650, we may decide to terminate development of those products. Even if we reach our endpoints, the results of the trials may indicate that further development or commercialization of TNX-355, TNX-832 and TNX-650 would not be economically viable. In that event, we would need to in-license or acquire suitable product candidates or products from third parties, and we may not be able to so for a number of reasons. The licensing and acquisition of pharmaceutical products is highly competitive. A number of more established companies, including large pharmaceutical companies, are aggressively pursuing strategies to license or acquire products in the fields in which we are interested. These established companies have a competitive advantage over us due to their size, cash and other resources, and greater clinical development and commercialization capabilities and experience. Other factors that may prevent us from licensing or otherwise acquiring suitable product candidates include the following:

•	we may be unable to license or acquire the relevant technology on terms that would allow us to make an appropriate return from the product;

•	companies that perceive us to be their competitors may be unwilling to assign or license their product rights to us; or

•	we may be unable to identify suitable products or product candidates within our areas of expertise.

Even if we are successful in developing and securing marketing approval of TNX-355, TNX-832, TNX-650 or other in-licensed or acquired product candidates, we may be unable to successfully launch, market or otherwise commercialize the product.

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

Our results of operations and future prospects are highly dependent on increasing the sales of our only commercial product, Xolair. Our revenues consisted largely of revenue relating to sales of Xolair, and we expect that revenues from sales of Xolair and from payments based on the quantity of Xolair manufactured will constitute a larger percentage of our revenue in the next several years. Even though initial insurance and Medicare/Medicaid coverage of Xolair is encouraging, we cannot be certain that physicians, patients and payors will continue to widely accept Xolair as a treatment for its approved indication in the U.S. or in any foreign markets. A number of factors may affect the rate and level of Xolair’s ultimate market acceptance, including:

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

To develop products, we require sufficient quantity and quality of manufactured product for clinical trials. Regulatory or technical manufacturing issues that we may encounter could delay clinical development of our products. Any failure to produce these clinical requirements, either as a result of our inability to produce in accordance with cGMP or due to inadequate manufacturing capacity, can delay the commencement or continuation of our clinical trials. We own a pilot manufacturing facility in Houston, Texas, and, in January 2005, we assumed the long-term lease on, and purchased manufacturing equipment with respect to, a manufacturing facility with two 2,750L bioreactors in San Diego, California. We secured the facility in San Diego with the intent of manufacturing clinical trial materials and potentially initial commercial launch products, and we have been working to re-commission the facility for the cGMP manufacture of Phase 3 supplies of TNX-355. The facility was built in 1992 and had been idled by Biogen Idec for at least a year prior to our acquisition. While we believe that the majority of the issues associated with the re-commissioning have been resolved, we may have problems that may delay or prevent us from manufacturing the clinical supplies of TNX-355 we need. If we are unable to manufacture the required supplies ourselves, we may have to pursue contract manufacturing, which would result in a significant delay and increase in cost of the development program.

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

Changing the manufacturing site is considered to be a change in the manufacturing process; therefore, moving TNX-355 production to our San Diego manufacturing facility from our Houston pilot plant entailed manufacturing changes. In addition, we made other changes to the TNX-355 manufacturing process to increase cell-line yield. Accordingly, we will need to show that the drug material we produce in the San Diego manufacturing facility for future trials is sufficiently similar to the product that was used for the Phase 2 study in order to avoid delays in development or regulatory approval for this antibody product. If we are unable to demonstrate comparability between the material we produce before and after manufacturing changes, we may not be able to rely on the results of prior preclinical studies and clinical trials performed using the previously produced drug material. Depending upon the type and degree of differences between the newer and older drug material, we may be required to conduct additional animal studies or human clinical trials to demonstrate that the newly produced drug material is sufficiently similar to the previously produced drug material.

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

We have incurred net losses since our inception. As of June 30, 2006, we had an accumulated deficit of approximately $120.7 million, including a net loss of $7.5 million for the six months ended June 30, 2006. Our losses primarily have been the result of costs incurred in our research and development programs and from our general and administrative costs.

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

Like other stocks of biopharmaceutical companies, the market price for our common stock has been and may continue to be volatile. Since January 1, 2004, our stock price ranged from $9.39 to $20.66. Factors that may have contributed to the volatility of our stock during this period included:

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

Our current and anticipated development projects require substantial additional capital. While we expect that our cash on hand, together with our revenue from Xolair, will fund our existing operations for the next four years, our future cash needs will depend on many factors, including the commercial success of Xolair, receiving royalty, profit-sharing, milestone and manufacturing-rights payments from our collaboration partners, making progress in our clinical development of TNX-355, TNX-832, TNX-650 and in our preclinical efforts, other research and development activities, and entering into additional collaboration agreements. Our capital requirements may also depend on the progress and level of costs associated with preclinical studies and clinical trials, the costs associated with acquisitions of new product candidates by licensing or otherwise, the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements and the cost of manufacturing scale-up and development of marketing activities, if undertaken by us. We do not have committed external sources of funding and we cannot assure you that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

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

Item 4. Submission of Matters to a Vote of Security Holders

At our 2006 Annual Meeting of Shareholders held on June 2, 2006, our stockholders voted on the following matters

1.	The election of four Class III directors to our board of directors, each to serve a term of three years;

2.	The approval of amendments to our 2000 Non-Employee Directors’ Stock Option Plan; and

3.	The ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006.

Votes were cast for the election of Nancy T. Chang, Ph.D., Danong Chen, Ph.D., Julia R. Brown and Gary E. Frashier as Class III directors as follows:

Name	Number of Votes For	Number of Votes Withheld
Nancy T. Chang, Ph.D.	42,064,689	81,979
Danong Chen, Ph.D.	42,062,996	83,672
Julia R. Brown.	42,034,806	111,862
Gary E. Frashier.	42,079,493	67,175

The other directors whose terms of office as director continue after the meeting are Osama I. Mikhail, Ph.D., Peter G. Traber, M.D., Heinz Wolf Bull, Dipl. Kfm. and Tse Wen Chang, Ph.D.

The amendments to our 2000 Non-Employee Directors’ Stock Option Plan were approved as follows:

Number of Votes For:	32,344,873
Number of Votes Against:	247,466
Number of Votes Abstained:	11,455

The ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 was approved as follows:

Number of Votes For:	42,087,646
Number of Votes Against:	47,368
Number of Votes Abstained:	11,652

Item 6. Exhibits

(a) Exhibits.

10.1	Form of Director Stock Option Agreement.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

TANOX, INC.

Date: August 8, 2006	By:	/s/ Danong Chen
Danong Chen
President and Chief Executive Officer

Date: August 8, 2006	By:	/s/ Gregory P. Guidroz
Gregory P. Guidroz
Vice President of Finance

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Form of Director Stock Option Agreement.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.