Form 10-Q
period 2006-09-30
TANOX INC
filed 2006-11-08
CIK 1099414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Number of shares of common shares outstanding at November 6, 2006: 45,251,225.

TANOX, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

TANOX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares and Per Share Data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$56,521	$46,732
Short-term investments	107,672	106,228
Interest receivable	793	799
Accounts receivable	10,763	29,335
Accounts receivable from related party	627	122
Prepaid expenses and other	2,255	2,359

Total current assets	178,631	185,575

LONG-TERM INVESTMENTS	13,275	11,541

PROPERTY PLANT & EQUIPMENT, NET	29,868	31,214

OTHER ASSETS	1,239	1,606

TOTAL ASSETS	$223,013	$229,936

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,744	$2,615
Accrued liabilities	6,356	4,913
Accrued arbitration award	2,232	8,967

Total current liabilities	10,332	16,495

LONG-TERM LIABILITIES:
Deferred revenue	1,000	—

Total long-term liabilities	1,000	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value per share; 120,000,000 shares authorized; 45,805,551 and 45,466,957 shares issued, and 45,250,851 and 44,912,257 shares outstanding, in 2006 and 2005, respectively	458	455
Additional paid-in capital	337,642	331,822
Treasury stock, at cost; 554,700 shares in 2006 and 2005, respectively	(6,261)	(6,261)
Accumulated other comprehensive income	179	684
Accumulated deficit	(120,337)	(113,259)

Total stockholders’ equity	211,681	213,441

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$223,013	$229,936

See accompanying notes to condensed consolidated financial statements.

TANOX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME (LOSS)

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES:
Royalties, net	$9,672	$7,603	$27,674	$20,712
Royalties from related party, net	550	67	1,165	149
Profit share from related party, net	2,401	—	4,594	—
Development agreements, license fees and manufacturing rights	2,654	663	3,382	748
Development agreements from related party	16	14	1,038	43

Total revenues	15,293	8,347	37,853	21,652

OPERATING COSTS AND EXPENSES:
Research and development	14,491	11,402	42,432	35,156
Acquired in-process research and development	—	—	—	13,680
General and administrative	2,611	1,515	8,368	5,270

Total operating expenses	17,102	12,917	50,800	54,106

LOSS FROM OPERATIONS	(1,809)	(4,570)	(12,947)	(32,454)

OTHER INCOME, NET:	2,185	1,187	5,869	3,192

NET INCOME (LOSS)	$376	$(3,383)	$(7,078)	$(29,262)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$0.01	$(0.08)	$(0.16)	$(0.66)

SHARES USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
Basic	44,836	44,063	44,861	44,596

Diluted	44,924	44,063	44,861	44,596

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$376	$(3,383)	$(7,078)	$(29,262)
Foreign currency translation adjustment	—	3	2	3
Unrealized gain (loss) on available-for-sale investments	(255)	21	(507)	(302)

TOTAL COMPREHENSIVE INCOME (LOSS)	$121	$(3,359)	$(7,583)	$(29,561)

See accompanying notes to condensed consolidated financial statements.

TANOX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,078)	$(29,262)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	3,299	2,901
Amortization of intangible	114	—
Acquired in-process research and development	—	13,680
Compensation expense related to stock options	2,947	27
Changes in operating assets and liabilities:
(Increase) decrease in receivables and other assets	18,430	(3,662)
Decrease in current liabilities	(6,163)	(442)
Increase in long-term liabilities	1,000	—

Net cash (used in) provided by operating activities	12,549	(16,758)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,953)	(8,086)
Cash paid for acquisition of in-process research and development	—	(6,000)
Purchases of investments	(156,891)	(133,805)
Maturities and sales of investments	153,206	198,809

Net cash (used in) provided by investing activities	(5,638)	50,918

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	2,876	570

Net cash provided by financing activities	2,876	570

IMPACT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	2	3

INCREASE IN CASH AND CASH EQUIVALENTS	9,789	34,733

CASH AND CASH EQUIVALENTS:
Beginning of period	46,732	5,284

End of period	$56,521	$40,017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Unrealized loss on available-for-sale securities	(507)	(302)
Common stock issued for acquisition of in-process research and development	—	7,680

See accompanying notes to condensed consolidated financial statements.

TANOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

1. Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Tanox, Inc. and its wholly owned subsidiaries (collectively, the Company or Tanox). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been made and all such adjustments are of a normal recurring nature. These condensed consolidated interim financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the operating results that may be expected for the entire fiscal year.

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

2. Revenues

Xolair Collaboration. Under its collaboration agreements with Genentech, Inc. (Genentech) and Novartis Pharma AG (Novartis), Tanox receives a royalty on the net sales of Xolair worldwide and shares in Novartis’ net profits from Xolair sales in the U.S. Royalty revenues of $10.2 million and $7.7 million on the net sales of Xolair, for the three months ended September 30, 2006 and 2005, respectively, were calculated based on net sales reported to Tanox by Genentech and Novartis. For the nine months ended September 30, 2006, $28.8 million in Xolair royalty revenue was recorded compared to $20.9 million for the same period in 2005. Royalty revenue is net of amounts which are payable by Tanox to its former attorneys (see Note 7. “Commitments and Contingencies”).

Tanox recorded net profit sharing revenue of $2.4 million for the three months ended September 30, 2006, resulting from Novartis profits made in the second quarter of 2006, and $4.6 million for the nine months ended September 30, 2006, resulting from Novartis profits made in the first and second quarters of 2006 and the fourth quarter of 2005, as the profit sharing calculation is one quarter in arrears. Tanox recorded $562,000 of deferred profit sharing revenue during the third quarter of 2005 resulting from profits made in the first and second quarters of 2005. The company recorded the amount as deferred revenue due to a disagreement with Novartis as to the calculation. This disagreement was resolved in the fourth quarter of 2005.

Tanox receives manufacturing rights revenue from Genentech and Novartis in consideration for Tanox’s relinquishment in 2004 of any rights it had to manufacture Xolair. Manufacturing rights revenue is based on the quantity of Xolair produced, as defined in our collaboration agreement, and is calculated and recorded one quarter in arrears. For the three months ended September 30, 2006, Tanox recorded manufacturing rights revenue of $2.6 million, based on the quantity of Xolair produced in the second quarter of 2006. For the nine months ended September 30, 2006, $3.3 million of manufacturing rights revenue was recorded based the quantity of Xolair produced in the first and second quarters of 2006 and the fourth quarter of 2005.

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

Novartis profit sharing and rest-of-world royalty payments are net of certain credits, all of which had been used at September 30, 2006.

Development Agreements and Licensing Fees. Development agreement revenue includes reimbursement of certain clinical trial costs. Licensing fee revenue includes payments received from various parties in exchange for rights to license and sublicense Tanox’s technology or product rights.

3. Cash, Cash Equivalents, Short-term and Long-term Investments

Cash equivalents consist of highly liquid investments with original maturities of three months or less. Management determines the appropriate classification of cash equivalents, short-term investments and long-term investments at the time of purchase. Investments consist of investment grade corporate bonds, commercial paper, asset-backed securities, auction-rate securities and government agency securities with maturities of less than three years from the balance sheet date. Certain investments are classified as held-to-maturity and carried at amortized cost in the accompanying financial statements. The Company’s available-for-sale investments are stated at fair value based on the quoted market price of the investment. Unrealized gains and losses on available-for-sale investments are reported as other comprehensive income (loss), which is a separate component of stockholders’ equity. The fair value of Tanox’s available-for-sale investments decreased by $255,000 for the three months ended September 30, 2006 and by $507,000 for the nine months ended September 30, 2006, compared to an increase in value of $21,000 for the three months ended September 30, 2005 and a decrease in value of $302,000 for the nine months ended September 30, 2005.

Tanox’s net carrying value of cash and cash equivalents at September 30, 2006 and December 31, 2005, was $56.5 million and $46.7 million, respectively.

Investments consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Held-to-maturity investments – short-term	$61,232	$61,131
Available-for-sale investments	46,440	45,097

Total short-term investments	107,672	106,228
Held-to-maturity investments – long-term	13,275	11,541

	$120,947	$117,769

The fair value of these investments at September 30, 2006 and December 31, 2005, was $120.8 million and $117.4 million, respectively.

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

5. Earnings (Loss) per Share

The following is a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic earnings (loss) per share	$0.01	$(0.08)	$(0.16)	$(0.66)

Average shares outstanding – basic	44,836	44,063	44,861	44,596
Potential shares exercisable under stock option plans	88	—	—	—

Adjusted average shares outstanding – diluted	44,924	44,063	44,861	44,596

Diluted earnings (loss) per share	$0.01	$(0.08)	$(0.16)	$(0.66)

Diluted earnings per share excluded 1.8 million shares related to stock options for the three months ended September 30, 2006. The exercise price of these options was greater than the average market price for these shares, therefore the effect would have been antidilutive. Tanox incurred net losses during the the nine month period ended September 30, 2006 and three month and nine month periods ended September 30, 2005, therefore, all options outstanding for each of these periods were excluded from the computation of diluted earnings per share because they would have been antidilutive.

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

The Company adopted FAS 123R on January 1, 2006 using the modified prospective transition method which requires that share-based compensation is recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date. For the three months ended September 30, 2006, the Company recorded approximately $798,000 of share-based compensation expense, of which $411,000 was included in research and development expense and $387,000 was included in general and administrative expense. For the nine months ended September 30, 2006, the Company recorded approximately $2.9 million of share-based compensation expense, of which $1.2 million was included in research and development expense and $1.7 million was included in general and administrative expense. Included in the general and administrative expense for the nine months ended September 30, 2006, was $239,000 related to the acceleration of vesting of options previously granted to our board of directors and $340,000 related to the 2006 options granted to our board of directors, which vested immediately on the grant date. The adoption of FAS 123R resulted in a decrease in earnings of $0.02 per share and an increased loss of $0.06 per share on the Company’s net income or loss per share for the three and nine months ended September 30, 2006, respectively. The adoption of FAS 123R had no impact on cash flow from operations and cash flow from financing activities for the three and nine months ended September 30, 2006. Share-based compensation for all non-vested options outstanding as of September 30, 2006 was $8.2 million, which will be recognized over a weighted-average period of 1.5 years. The Company amortizes share-based compensation expense on a straight-line basis over the expected life of the vesting period.

The Company estimates the fair value of stock options at the date of the grant using the Black-Scholes-Merton option pricing model, with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006		2005
Risk-free interest rate	4.57%	4.24%	4.57	% - 5.11%	3.91	% - 4.24%
Expected dividend yield	0%	0%	0%		0%
Expected life	7 years	5 years	7 years		5 years
Expected volatility	62%	64%	62	% - 63%	64	% -67%
Expected forfeiture rate	31%	9%	31%		9	% -10%

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

Prior to the adoption of FAS 123R on January 1, 2006, Tanox accounted for its share-based compensation expense under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method described in APB Opinion No. 25, no compensation expense was recognized if the exercise price of the employee stock option equaled the market price of the underlying stock on the date of grant. Assuming the compensation cost for the stock option plans had been determined pursuant to the fair value method under FAS No. 123, Tanox’s pro forma net loss for the three and nine months ended September 30, 2005 would have been as follows (in thousands, except per share data):

	Three Months ended September 30, 2005	Nine Months ended September 30, 2005
Net loss:
As reported	$(3,383)	$(29,262)
Stock option compensation expense if the fair value method had been applied	(1,371)	(4,226)

Pro forma net loss	$(4,754)	$(33,488)

Loss per share – Basic and Diluted
As reported	$(0.08)	$(0.66)
Pro forma	$(0.11)	$(0.75)

At September 30, 2006, the Company has the following share-based compensation plans:

The 1987 Stock Option Plan (the 1987 Plan) was established to cover key employees, officers and directors of Tanox. Under the terms of the 1987 Plan, as amended, the number of shares of common stock eligible for issuance was 4,320,000. Options issued under the 1987 Plan were generally granted at a purchase price equal to the fair market value at the date of grant, generally expired ten years after date of grant and were generally completely exercisable five years after the grant date. At September 30, 2006, options to purchase 20,000 shares of common stock were outstanding under the 1987 Plan. The 1987 Plan expired in 1997.

The 1997 Stock Plan (the 1997 Plan) was established to grant options to purchase up to 8,000,000 shares of common stock to employees, directors, advisors and consultants. The 1997 Plan provides for several types of grants including incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, stock purchases and performance units. Incentive stock options provide the right to purchase common stock at a price not less than 100% of the fair value of common stock on the date of the grant. Non-qualified stock options provide the right to purchase common stock at a price not less than 50% of the fair value of the common stock on the date of the grant. The options granted under the 1997 Plan generally expire ten years after date of grant. Options granted under the 1997 Plan prior to February 2004 are generally completely exercisable five years after the grant date, while options granted in February 2004 and after are generally completely exercisable four years after the grant date. At September 30, 2006, options to purchase 2,437,849 shares of common stock were outstanding under the 1997 Plan, and 4,975,630 shares were available for future grants. The 1997 Plan will expire in 2007.

The 1992 Non-Employee Directors Stock Option Plan (the 1992 Directors Plan) was established to grant options to purchase up to 480,000 shares of common stock to non-employee directors of the Company. Options granted under the 1992 Directors Plan generally vested one-third annually from the date of grant and generally expired ten years from the date of grant. The exercise price of the options granted was determined by a committee appointed by Tanox’s board of directors. At September 30, 2006, options to purchase 17,500 shares of common stock were outstanding under the 1992 Directors Plan. The 1992 Directors Plan expired in 2002.

The 2000 Non-Employee Directors’ Stock Option Plan (the 2000 Directors Plan) was established to grant options to purchase up to 500,000 shares of common stock to non-employee directors of the Company. Under the terms of the 2000 Directors Plan, as amended, non-employee directors receive, upon initial election to the Board, an option to acquire 20,000 shares of common stock. Following each annual meeting of stockholders at which directors are elected, the non-employee directors continuing in office receive options to acquire 10,000 shares of common stock. New directors who received their initial option grant within six months prior to the first annual meeting after their appointment would not be eligible for an option following such meeting. All grants under the 2000 Directors Plan have a term of ten years, are issued at fair market value and vest 1/36 per month from the date of grant over three years, in the case of the 20,000-share options, or immediately, in the case of the 10,000-share options. At September 30, 2006, options to purchase 234,900 shares of common stock were outstanding under the 2000 Directors Plan, and 247,800 shares were available for future grants.

The following table summarizes stock option activity for the three months ended September 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (In 000s)
Outstanding, June 30, 2006	2,656,295	$16.55
Granted	90,600	12.69
Exercised	(2,430)	11.63
Cancelled	(16,666)	15.08
Forfeited	(17,550)	16.12

Outstanding, September 30, 2006	2,710,249	$16.43	7.48	$44,538

Exercisable, September 30, 2006	1,254,084	$17.82	6.18	$22,343

The following table summarizes nonvested stock option activity for the three months ended September 30, 2006:

	Number of Shares	Weighted Average Fair Value
Nonvested, June 30, 2006	1,501,380	$9.47
Granted	90,600	8.21
Vested	(118,265)	8.33
Forfeited	(17,550)	10.05

Nonvested, September 30, 2006	1,456,165	$9.48

7. Commitments and Contingencies

Tanox had been engaged in litigation in connection with a fee dispute with the law firms that represented the Company in litigation with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award entitling the attorneys to receive (1) approximately $3.5 million, including interest, (2) payments ranging from 33-1/3% to 40% of the future milestone payments, in excess of the first $1 million, that Tanox would receive from Genentech following product approval and (3) 10% of the royalties that Tanox would receive on sales of certain anti-IgE products, including Xolair. The 10% of royalties received by Tanox is required to be paid to the attorneys within 30 days after the end of the calendar quarter in which the royalty payments are received by Tanox. At September 30, 2006, Tanox had an accrued liability of $2.2 million with respect to amounts that are payable to the attorneys on royalties received or receivable by Tanox on net sales of Xolair.

Tanox is involved from time to time in legal proceedings relating to claims incidental to its business. Tanox does not believe that the outcome of any existing litigation will have a material effect on its business.

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

Under our collaboration agreements with Genentech and Novartis, we receive royalties on the net sales of Xolair worldwide and share in Novartis’ net profits from sales of Xolair in the U.S. For the three months ended September 30, 2006, we recorded net royalty revenue of $10.2 million from sales of Xolair versus $7.7 million for the third quarter of 2005. For the three months ended September 30, 2006, we recorded net profit sharing revenue of $2.4 million, resulting from Xolair U.S. net profits recorded by Novartis in the second quarter of 2006, as the profit sharing calculation is one quarter in arrears. We recorded $562,000 of deferred profit sharing revenue in the third quarter of 2005 resulting from profits made in the first and second quarters of 2005.

For the three months ended September 30, 2006, we recorded manufacturing rights revenue of $2.6 million, compared to manufacturing rights revenue of $650,000 in the third quarter of 2005. Under the terms of the Tripartite Collaboration Agreement (TCA) among Tanox, Genentech and Novartis, we relinquished any rights to manufacture Xolair and in exchange receive payments based on the quantity of Xolair produced. Manufacturing rights revenue is based on the quantity of Xolair produced in the previous quarter, as defined in our collaboration agreement, and is calculated and recorded one quarter in arrears.

As of September 30, 2006, Xolair was approved in 52 countries and marketed in more than 20, including the U.S., Brazil, Canada, Germany, Israel, Spain and the U.K. Novartis is conducting a Phase 3 clinical trial to study the effectiveness of Xolair in pediatric allergic asthma patients. In addition, Genentech is conducting an open-label Phase 2b clinical trial of Xolair in peanut-allergic subjects. The trial is an open-label extension to the Phase 2 trial evaluating Xolair in peanut allergy in which enrollment was discontinued in October 2005.

Clinical Development Programs

We have three products in clinical development.

TNX-355

TNX-355 is our monoclonal antibody in development to treat HIV/AIDS. On May 2, 2006, we reported positive 48-week results from the Phase 2 clinical trial of TNX-355. The results showed that TNX-355, when given in combination with an optimized background regimen (OBR) of other antiviral therapies, produced a considerably greater reduction in viral load in HIV-infected patients than did placebo in combination with OBR. These results, together with positive 24-week data reported in October 2005, demonstrate the long-term antiviral and immunologic impact of TNX-355. At both the 24-week and 48-week time points, TNX-355 was well tolerated, with no serious adverse events related to the drug as assessed by study investigators.

We have conducted a meeting with the FDA to discuss the clinical trial results and continued development of TNX-355. While the FDA indicated that TNX-355 demonstrated therapeutic potential in clinical testing, an additional dose-finding study will be needed. Tanox has received positive feedback from the FDA regarding its proposed pivotal Phase 2b protocol for the next dose-finding trial. The Agency has concurred that the trial, if appropriately designed, could be considered pivotal as part of a registration program for TNX-355 in HIV treatment-experienced patients.

TNX-650

TNX-650 is a humanized anti-IL-13 antibody being developed as a potential treatment of Hodgkin’s lymphoma. A Phase 1 clinical trial of TNX-650 was initiated in May 2006, with four patient cohorts enrolled as of September 30, 2006.

In early October 2006, we began enrolling patients in a Phase 1 clinical trial of TNX-650 as a potential treatment for moderate-to-severe asthma. The trial is a randomized, double-blind, placebo-controlled, dose-escalation study of the safety, tolerability and pharmacokinetics of single doses of TNX-650 in healthy volunteers. We expect to enroll a total of 32 subjects in four cohorts in the study, which is taking place at a single site in the U.S. Preclinical studies indicate that IL-13 is a key mediator of asthma responses, including airway inflammation, obstruction and hyper-reactivity. TNX-650 has a mechanism of action unique from currently available asthma treatments, and has the potential to be a therapeutic option for patients whose disease is not currently well controlled and for non-allergic asthmatics.

TNX-832

TNX-832 is an anti-tissue factor chimeric antibody that is in development for the treatment of acute lung injury (ALI) and acute respiratory distress syndrome (ARDS). We have completed the clinical portion of a Phase 1 trial designed to evaluate the safety and pharmacokinetics of TNX-832 and are analyzing the data as part of evaluating next steps for the program.

Preclinical Programs

TNX-234, a humanized antibody, is being developed as a potential treatment for wet age-related macular degeneration (AMD). TNX-717, a humanized antibody, is being evaluated as a potential treatment for osteoporosis. TNX-558 is being evaluated as a potential inflammatory-disease therapy. In addition, we have generated a humanized high affinity anti-IgE antibody for the potential treatment of allergic diseases, and development activities have begun with Novartis under our two-party Amended and Restated Development and Licensing Agreement.

Manufacturing and Other Programs

Our San Diego, California manufacturing facility has received a Drug Manufacturing License from the State of California.

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

Results of Operations

Three Months Ended September 30, 2006 and 2005

Revenues. For the three months ended September 30, 2006 and 2005, revenues consist of the following:

(in thousands)	Three months ended September 30,
	2006	2005
Royalties, net	$9,672	$7,603
Royalties from related party, net	550	67
Profit share from related party, net	2,401	—
Development agreements, license fees and manufacturing rights	2,654	663
Development agreements from related party	16	14

Total revenues	$15,293	$8,347

Revenues for the third quarter of 2006 were $15.3 million compared to revenues of $8.3 million for the third quarter of 2005. Revenues are recorded net of credits and amounts payable to our former attorneys under an arbitration award.

Net royalty revenue increased $2.5 million for the third quarter of 2006 to $10.2 million, compared to $7.7 million for the third quarter of 2005, as a result of increased Xolair sales.

In addition to Xolair royalty revenue, Tanox recorded Xolair net profit sharing revenue of $2.4 million for the third quarter of 2006. The profit sharing revenue represented Tanox’s share of Novartis’ U.S. net profits from sales of Xolair in the second quarter of 2006, as the profit sharing calculation is one quarter in arrears.

Tanox recorded manufacturing rights revenue of $2.6 million in the third quarter of 2006. Tanox receives manufacturing rights revenue from Genentech and Novartis in consideration for Tanox’s relinquishment in 2004 of any rights it had to manufacture Xolair. Manufacturing rights revenue is based on the quantity of Xolair produced in the previous quarter, as defined in our collaboration agreement, and calculated and recorded one quarter in arrears. Development agreement revenue, license fees and manufacturing rights revenue in 2006 also includes reimbursement of certain clinical trial costs.

Research and Development Expense. Research and development expense consists of costs incurred for product development and discovery research programs. Research and development expense consists of direct costs and indirect overhead costs, including facilities costs, clinical trial costs, salaries, related benefit costs and material and supply costs. At September 30, 2006, our research and development clinical stage programs include TNX-355 for HIV/AIDS, TNX-650 for Hodgkin’s lymphoma, TNX-650 for Asthma and TNX-832 for ALI/ARDS. Research and preclinical stage programs include TNX-234 for AMD, TNX-717 for osteoporosis and bone fracture, TNX-558 for inflammatory disease and other discovery and exploratory research projects. For the three months ended September 30, 2006 and 2005, costs associated with these research and development programs, including allocated overhead, were:

(in thousands)	Three months ended September 30,
	2006	2005
Clinical stage programs	$12,195	$8,685
Research and preclinical stage programs	2,296	2,717

Total research and development expense	$14,491	$11,402

Research and development expense increased $3.1 million for the third quarter of 2006 compared to the same period in 2005. The increase in research and development costs for the third quarter of this year was attributed primarily to expenses associated with the write-off of $1.4 million in prepaid expense related to future creditable amounts with a third party manufacturer, manufacturing activities in preparation for planned clinical trials, increased spending for preclinical programs and employee share-based compensation expense.

General and Administrative Expense. For the third quarter of 2006, general and administrative expense was $2.6 million, compared to $1.5 million for same period in 2005. The increase in general and administrative costs for the third quarter of this year was due primarily to expenses related to business-development activities and employee share-based compensation expense.

Other Income, Net. For the third quarter of 2006, other income was $2.2 million, compared to $1.2 million for the same period in 2005. The increase in other income for the third quarter of this year was attributed primarily to a rise in interest income in 2006 resulting from higher average interest rates on investments.

Income Taxes. We have not recorded an income tax provision because of a projected net loss for the year 2006.

Share-Based Compensation. We adopted FAS 123R on January 1, 2006. Prior to the adoption, we disclosed such expenses on a pro forma basis in the notes to our financial statements. For the three months ended September 30, 2006, we recorded approximately $798,000 of share-based compensation expense, of which $411,000 was included in research and development expense and $387,000 was included in general and administrative expense. The adoption of FAS 123R resulted in a decrease in net income per share of $0.02 for the three months ended September 30, 2006. Share-based compensation for all non-vested options outstanding as of September 30, 2006 is $8.2 million, which will be recognized over a weighted-average period of 1.5 years. Tanox amortizes share-based compensation expense on a straight-line basis over the expected life of the vesting period. (See Note 6 “Share-Based Compensation” in our Notes to Condensed Consolidated Financial Statements.)

Net Income (Loss). For the third quarter of 2006, we recorded net income of $376,000, or $0.01 per share, compared to a net loss of $3.4 million, or $0.08 per share, for the third quarter of 2005. The results for the third quarter of 2006 reflect the Company’s January 1, 2006 adoption of FAS No. 123R.

Nine Months Ended September 30, 2006 and 2005

Revenues. For the nine months ended September 30, 2006 and 2005, revenues consist of the following:

(in thousands)	Nine months ended September 30,
	2006	2005
Royalties, net	$27,674	$20,712
Royalties from related party, net	1,165	149
Profit share from related party, net	4,594	—
Development agreements, license fees and manufacturing rights	3,382	748
Development agreements from related party	1,038	43

Total revenues	$37,853	$21,652

Revenues for the first nine months of 2006 were $37.9 million compared to revenues of $21.7 million for the first nine months of 2005. Revenues are recorded net of credits and amounts payable to our former attorneys under an arbitration award.

Net royalty revenue increased $7.9 million for the first nine months of 2006 to $28.8 million, compared to $20.9 million for the same period in 2005, as a result of increased Xolair sales.

In addition to Xolair royalty revenue, Tanox recorded Xolair net profit sharing revenue of $4.6 million for the nine months ended September 30, 2006. The profit sharing revenue represented Tanox’s share of Novartis’ U.S. net profits from sales of Xolair in the first two quarters of 2006 and the fourth quarter of 2005, as the profit sharing calculation is one quarter in arrears.

Tanox recorded manufacturing rights revenue of $3.3 for the first nine months of 2006. Tanox receives manufacturing rights revenue from Genentech and Novartis in consideration for Tanox’s relinquishment in 2004 of any rights it had to manufacture Xolair. Manufacturing rights revenue is based on the quantity of Xolair produced in the first two quarters of 2006 and the fourth quarter of 2005, as defined in our collaboration agreement, and recorded and calculated one quarter in arrears. Development agreement revenue, license fees and manufacturing rights revenue in 2006 also includes reimbursement of certain clinical trial costs.

Research and Development Expense. Research and development expense consists of costs incurred for product development and discovery research programs. Research and development expense consists of direct costs and indirect overhead costs, including facilities costs, clinical trial costs, salaries, related benefit costs and material and supply costs. At September 30, 2006, our research and development clinical stage programs include TNX-355 for HIV/AIDS, TNX-650 for Hodgkin’s lymphoma, TNX-650 for Asthma and TNX-832 for ALI/ARDS. Research and preclinical stage programs include TNX-234 for AMD, TNX-717 for osteoporosis and bone fracture, TNX-558 for inflammatory disease and other discovery and exploratory research projects. For the nine months ended September 30, 2006 and September 30, 2005, costs associated with these research and development programs, including allocated overhead, were:

(in thousands)	Nine months ended September 30,
	2006	2005
Clinical stage programs	$31,636	$27,443
Research and preclinical stage programs	10,796	7,713

Total research and development expense	$42,432	$35,156

Research and development expense increased $7.3 million for the first nine months of 2006 compared to the same period in 2005. The increase in research and development costs for the first nine months of this year was attributed primarily to expenses associated with manufacturing activities in preparation for planned clinical trials, the write-off of $1.4 million in prepaid expense related to future creditable amounts with a third party manufacturer, increased spending for preclinical programs and employee share-based compensation expense.

Acquired in-process research and development. The $13.7 million expense for acquired in-process research and development recorded in the first quarter of 2005 relates to the Company’s acquisition of a tissue factor antagonist program.

General and Administrative Expense. For the nine months ended September 30, 2006, general and administrative expense was $8.4 million, compared to $5.3 million for the first nine months of 2005. The increase in general and administrative costs for the nine months ended September 30, 2006 was due primarily to expenses related to business-development activities and employee share-based compensation expense.

Other Income, Net. For the nine months ended September 30, 2006, other income was $5.9 million, compared to $3.2 million for the same period in 2005. The increase in other income for the first nine months of this year was attributed primarily to a rise in interest income in 2006 resulting from higher average interest rates on investments.

Income Taxes. We have not recorded an income tax provision because of a projected net loss for the year 2006.

Share-Based Compensation. We adopted FAS 123R on January 1, 2006. Prior to the adoption, we disclosed such expenses on a pro forma basis in the notes to our financial statements. For the nine months ended September 30, 2006, we recorded approximately $2.9 million of share-based compensation expense, of which $1.2 million was included in research and development expense and $1.7 million was included in general and administrative expense. The adoption of FAS 123R resulted in an increase in net loss per share of $0.06 for the nine months ended September 30, 2006. (See Note 6 “Share-Based Compensation” in our Notes to Condensed Consolidated Financial Statements.)

Net Loss. For the nine months ended September 30, 2006, we recorded a net loss of $7.1 million, or $0.16 per share, compared to a net loss of $29.3 million, or $0.66 per share, for the nine months ended September 30, 2005. The results for the current year reflect the Company’s January 1, 2006 adoption of FAS No. 123R. The net loss for the nine months ended September 30, 2005 included a $13.7 million expense for acquired in-process research and development related to the Company’s acquisition of a tissue factor antagonist program.

Liquidity and Capital Resources

We have financed our operations since inception primarily through sales of equity securities, development and licensing fee revenues, interest income and, beginning in 2003, revenues from our Xolair collaboration. During the year ended December 31, 2000, we sold approximately 8.6 million shares of common stock in an initial public offering for net proceeds of $225.8 million. As of September 30, 2006, we had $177.5 million in cash, cash equivalents and investments, of which $164.2 million was classified as current assets.

Cash, cash equivalents and investments increased by $13.0 million for the nine months ended September 30, 2006 to $177.5 million from $164.5 million at December 31, 2005. The net increase in funds was attributed primarily to the receipt of a one-time net milestone payment of $12.8 million based on Xolair achieving sales of more than $300 million for the first time, and Xolair royalty, profit sharing and manufacturing rights revenue received, partially offset by the funding of operating activities.

Net cash provided by operating activities was $12.5 million for the nine months ended September 30, 2006 compared to net cash used in operating activities of $16.8 million for the same period in 2005. The increase in cash during the 2006 period was due primarily to the receipt of the one-time Xolair net milestone payment of $12.8 million, partially offset by a net loss of $7.1 million. The net cash used in the 2005 period was comprised mainly of a net loss of $29.3 million and an increase in receivables and other assets of $3.7 million, partially offset by the acquisition of in-process research and development of $13.7 million related to the tissue factor program acquisition.

Net cash used in investing activities was $5.6 million for the nine months ended September 30, 2006 compared to net cash provided by investing activities of $50.9 million for the same period in 2005. In the 2006 period, investment purchases increased by $3.7 million over maturities, compared to a decrease of $65.0 million for the same period in 2005. In the 2005 period, $6.0 million of cash was paid for acquired in-process research and development and $5.6 million was paid to purchase manufacturing assets from Biogen Idec.

Net cash provided by financing activities was $2.9 million for the nine months ended September 30, 2006 compared to $570,000 for the same period in 2005. The increase in cash was due to stock option exercises.

Tanox and a third party manufacturer began discussions in the fourth quarter of 2004 related to revisions to a manufacturing and supply agreement because we determined that we would produce TNX-355 clinical trial materials in the newly-leased San Diego manufacturing facility. In February 2005, a letter agreement with the third party manufacturer was reached to suspend all provisions of the manufacturing and supply agreement for a period to be determined by us, but not to exceed 30 months. Under the terms of the letter agreement, Tanox has paid a total of $1.7 million, and recorded $1.4 million as prepaid expense which would have been creditable against future work performed by the third party manufacturer on or before August 30, 2007, subject to certain limitations. During the period ended September 30, 2006, we expensed the $1.4 million as it is unlikely that we will have contract manufacturing needs for TNX-355 before August 2007.

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

Interest Rate Risk. Cash, cash equivalents and investments were approximately $177.5 million at September 30, 2006. These assets were primarily invested in investment grade corporate bonds, commercial paper, government agency securities and money market funds with maturities of less than three years, which we have the ability and intent to hold to maturity. We also invest in auction securities which are classified as available for sale securities. We do not invest in derivative securities. Although our portfolio is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would actually be recognized in earnings unless we sell the asset.

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

Our collaboration partners have secured approval to market Xolair in 52 countries, including the U.S. and the European Union. There can be no assurance that Xolair will be approved for sale in other markets.

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

We have incurred net losses since our inception. As of September 30, 2006, we had an accumulated deficit of approximately $120.3 million, including a net loss of $7.1 million for the nine months ended September 30, 2006. Our losses primarily have been the result of costs incurred in our research and development programs and from our general and administrative costs.

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

Item 6. Exhibits

(a)	Exhibits.

10.1	Employment Agreement between Tanox, Inc. and Danong Chen, Chief Executive Officer, dated September 8, 2006.

10.2	Employment Agreement between Tanox, Inc. and Nancy T. Chang, Phd., dated September 12, 2006.

10.3	Form of Agreement Regarding Change of Control or Separation of Service dated September 8, 2006 (entered into between Tanox Inc. and each of Edward Hu, Senior Vice President and Chief Operating Officer; Zhengbin Yao, Vice President – Research; Gregory Guidroz, Vice President – Finance; Katie-Pat Bowman, Vice President and General Counsel; Brian Kim, Vice President – Quality; and Hugo Santos, Vice President – Human Resources).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

TANOX, INC.

Date: November 8, 2006	By:	/s/ Danong Chen
Danong Chen
President and Chief Executive Officer

Date: November 8, 2006	By:	/s/ Gregory P. Guidroz
Gregory P. Guidroz
Vice President of Finance

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Employment Agreement between Tanox, Inc. and Danong Chen, Chief Executive Officer, dated September 8, 2006.

10.2	Employment Agreement between Tanox, Inc. and Nancy T. Chang, Phd., dated September 12, 2006.

10.3	Form of Agreement Regarding Change of Control or Separation of Service dated September 8, 2006 (entered into between Tanox Inc. and each of Edward Hu, Senior Vice President and Chief Operating Officer; Zhengbin Yao, Vice President – Research; Gregory Guidroz, Vice President – Finance; Katie-Pat Bowman, Vice President and General Counsel; Brian Kim, Vice President – Quality; and Hugo Santos, Vice President – Human Resources).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.