Form 10-K
period 2006-12-31
TANOX INC
filed 2007-03-16
CIK 1099414

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006 or

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

The aggregate market value of the registrant's common stock held by nonaffiliates as of June 30, 2006 was $351,830,304.

Number of shares of outstanding common stock as of March 7, 2007: 45,676,599.

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

On November 9, 2006, we entered into an agreement and plan of merger with Genentech, Inc. (Genentech) and Green Acquisition Corporation, a wholly-owned subsidiary of Genentech, pursuant to which Genentech would acquire Tanox for approximately $919 million in cash. Under the terms of the agreement, Green Acquisition will merge with and into Tanox, and the stockholders of Tanox will receive $20.00 in cash for each share held, less any applicable withholding tax. In addition, each option to purchase Tanox common stock outstanding at the time of the merger will be canceled and the option holder entitled to receive a cash amount equal to the product of (i) the number of shares of Tanox common stock as to which the option remains unexercised, multiplied by (ii) the amount, if any, by which $20.00 exceeds the exercise price of the option, less any applicable withholding tax. The boards of directors of both companies and the stockholders of Tanox have approved the transaction, which remains subject to expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, the absence of a material adverse effect and the satisfaction of other customary closing conditions. We expect that the transaction will close within the first half of 2007.

Tanox receives royalties and other payments from the sale of Xolair® (omalizumab), an anti-IgE antibody that was developed in collaboration with Genentech and Novartis Pharma AG (Novartis). In the United States, Xolair is labeled for treatment of adults and adolescents (12 years of age and above) with moderate-to-severe persistent asthma who have had a positive skin test or in vitro reactivity to a perennial aeroallergen and whose symptoms are inadequately controlled with inhaled corticosteroids. Xolair was approved for use in the U.S. by the Food and Drug Administration (FDA) in June 2003. In October 2005, Novartis announced that the European Commission had granted marketing authorization in all 25 European Union member states for Xolair. In Europe, Xolair is licensed as add-on therapy to improve asthma control in adults and adolescents (12 years of age and above) with severe persistent allergic asthma.

Under our collaboration agreements with Genentech and Novartis, we receive royalties on the net sales of Xolair and share in Novartis’ net profits from sales of Xolair in the U.S. In 2006, we recorded net royalty revenue of $40.2 million from sales of Xolair versus $29.4 million in 2005. We recorded net profit sharing revenue of $6.7 million from Novartis in 2006 versus $1.1 million in 2005. Also under the terms of our collaboration agreements with Genentech and Novartis, we relinquished any rights to manufacture Xolair and in exchange receive payments based on the quantity of Xolair produced, as defined in our collaboration agreement. We recorded manufacturing-rights revenue of $7.0 million from Genentech and Novartis in 2006 versus $1.1 million in 2005. Profit sharing and manufacturing-rights revenue is calculated one quarter in arrears.

Clinical trials are ongoing to study the long-term safety profile of Xolair. Novartis is also conducting a Phase 3 trial to study the effectiveness of Xolair in pediatric allergic asthma patients.

We have two products in clinical development. Ibalizumab (TNX-355) is our monoclonal antibody in development to treat HIV/AIDS. In May 2006, we reported positive 48-week results from the Phase 2 clinical trial of TNX-355. We have conducted a meeting with the FDA to discuss the clinical trial results and continued development of TNX-355. At the FDA’s request, a dose-finding trial has been designed that explores different dosing strategies. The FDA concurred that the dose-finding trial, if appropriately designed and successful, could be considered pivotal as part of a registration program for TNX-355 in HIV treatment-experienced patients. We are in the process of evaluating the FDA’s most recent feedback on the proposed trial design.

Our other product in clinical development is TNX-650, a humanized anti-IL-13 antibody. A Phase 1 clinical trial was initiated in May 2006 to evaluate TNX-650 as a potential treatment of Hodgkin’s lymphoma in patients who are refractory to chemotherapy or radiation treatment. Five patient cohorts have been enrolled to date. In early October 2006, we also began enrolling patients in a Phase 1 clinical trial of TNX-650 as a potential treatment for moderate-to-severe asthma. The trial is a randomized, double-blind, placebo-controlled, dose-escalation study of the safety, tolerability and pharmacokinetics of single doses of TNX-650 in healthy volunteers. Enrollment of this Phase 1 study, which is taking place at a single site in the U.S., has been completed.

During the year, we continued preclinical development of additional product candidates, including TNX-234, a humanized antibody being developed as a potential treatment for wet and/or advanced dry age-related macular degeneration (AMD), and TNX-558, a humanized antibody being evaluated as a potential inflammatory-disease therapy. In addition, we have generated a humanized high affinity anti-IgE antibody for the potential treatment of allergic diseases, and development activities are ongoing with Novartis for this product under our two-party Amended and Restated Development and Licensing Agreement.

Monoclonal Antibodies

Genetically engineered monoclonal antibodies are man-made antibodies that target a specific antigen. Advances in antibody production technologies, such as high productivity cell culture has enabled manufacturers to produce antibody products more cost-effectively. Many monoclonal antibodies, including Xolair, have been approved for marketing as therapeutics by the FDA, and a large number of monoclonal antibodies are currently under investigation in clinical trials.

Our monoclonal antibody therapeutics treat disease by altering the function of a protein, called a drug target, which is part of the disease pathway. We have designed drugs to deactivate or reduce the activity of targets in the immune system for the treatment of allergic and autoimmune disease and to block a target that is used by HIV to infect human cells. Our products and product candidates have either resulted from internal research, were in-licensed or were acquired.

Marketed Product

Xolair

Xolair was developed in collaboration with Genentech and Novartis and is the first anti-IgE antibody to reach the market. Xolair is also Tanox’s first commercial product. Xolair generated $425 million of sales in the U.S. in 2006. In the U.S., Xolair was approved by the FDA in June 2003 for the treatment of adults and adolescents (12 years of age and above) with moderate-to-severe persistent asthma. Xolair was approved by the European Commission (EMEA) in October 2005 as add-on therapy to improve asthma control in adults and adolescents (12 years of age and above) with severe persistent allergic asthma. On February 21, 2007, the FDA announced it requested that Genentech strengthen the existing warning on the potential risk for anaphylaxis in patients receiving Xolair by adding a boxed warning to the product label and implementing a Risk Mitigation Action Plan, including providing a medication guide for patients and advice to health care providers to observe patients for at least two hours after dosing. Genentech and Novartis have advised that they will be working with the FDA on its request.

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

Drugs in Development

Xolair

Novartis is conducting a Phase 3 clinical trial of Xolair in pediatric allergic asthma patients. The pediatric trial is designed as a one-year randomized, double-blind, placebo-controlled, global study, of approximately 570 patients who are between 6 and 12 years old. Enrollment of the trial has been completed. The primary objective of the study is to evaluate the safety and efficacy of Xolair in children with moderate-to-severe, persistent and inadequately controlled allergic asthma. Asthma is the most common serious chronic disease of childhood, affecting nearly 5 million children in the U.S.

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

Xolair was also being studied in a Phase 2 clinical trial as a potential treatment for allergies to peanuts. Genentech, Novartis and Tanox discontinued the study enrollment in early 2006 due to severe hypersensitivity reactions which occurred in two individuals during the oral food challenge screening portion of the trial. The decision was based on a recommendation from the study’s independent data safety monitoring committee and was not related to the safety of Xolair since neither of the patients had received Xolair. Those patients who were enrolled in that study are now receiving Xolair in an open-label safety study. Along with our collaborators, we remain committed to determining whether or not Xolair may provide protection among patients at risk for life-threatening reactions to peanut ingestion and will be working closely with leading food allergy experts and patient advocates to help determine a path forward.

TNX-355

TNX-355 is our monoclonal antibody in development to treat HIV/AIDS. In May 2006, we reported positive 48-week results from the Phase 2 clinical trial of TNX-355. The results showed that TNX-355, when given in combination with an optimized background regimen (OBR) of other antiviral therapies, produced a greater reduction in viral load in HIV-infected patients than did placebo in combination with OBR. These results, together with positive 24-week data reported in October 2005, demonstrate the long-term antiviral and immunologic impact of TNX-355. At both the 24-week and 48-week time points, TNX-355 was well tolerated, with no serious adverse events related to the drug as assessed by study investigators.

TNX-355 has a unique mechanism of action. Administered intravenously, TNX-355 is distinct from other viral entry inhibitors in that it binds to the primary receptor for HIV, the CD4+ receptor. Potential advantages of TNX-355 include synergy with the entry inhibitor, enfuvirtide and activity against a broad range of resistant viruses.

Phase 1 studies, completed in 2003 and 2004, demonstrated that TNX-355 was well tolerated and resulted in a transient but clinically meaningful reduction in viral load in treatment-experienced patients infected with HIV. These reductions in viral load were maintained approximately 2 to 4 weeks in the single-dose administration and 5 to 7 weeks in the multi-dose administration trial. TNX-355 received Fast Track status from the FDA in October 2003. We have exclusive worldwide rights to develop and market TNX-355 through a license from Biogen Idec, Inc.

We have conducted a meeting with the FDA to discuss the clinical trial results and continued development of TNX-355. At the FDA’s request, a dose-finding trial has been designed that explores different dosing strategies. The Agency concurred that the dose-finding trial, if appropriately designed and successful, could be considered pivotal as part of a registration program for TNX-355 in HIV treatment-experienced patients. We are in the process of evaluating the FDA’s most recent feedback on the proposed trial design.

TNX-650

TNX-650 is a humanized anti-IL-13 antibody. A Phase 1 clinical trial was initiated in May 2006 to evaluate TNX-650 as a potential treatment of Hodgkin’s lymphoma in patients who are refractory to chemotherapy or radiation treatment. Five patient cohorts have been enrolled to date. TNX-650 targets Interleukin 13, an important growth factor for Hodgkin's lymphoma cells. In preclinical testing, TNX-650 inhibited the function of IL-13 and blocked the proliferation of malignant cells. The objective of the Phase 1 trial is to determine the safety, tolerability and pharmacokinetics of the agent as a monotherapy in patients who have relapsed or are refractory to standard chemotherapy, with or without radiation therapy, and who have not responded to or are unable to undergo autologous bone marrow transplantation. There are no approved drugs for the treatment of patients with relapsed or refractory Hodgkin's lymphoma.

In early October 2006, we also began enrolling patients in a Phase 1 clinical trial of TNX-650 as a potential treatment for moderate-to-severe asthma. The trial is a randomized, double-blind, placebo-controlled, dose-escalation study of the safety, tolerability and pharmacokinetics of single doses of TNX-650 in healthy volunteers. Enrollment of this Phase 1 study, which is taking place at a single site in the U.S., has been completed. Preclinical studies indicate that IL-13 is a key mediator of asthma responses, including airway inflammation, obstruction and hyper-reactivity. TNX-650 has a mechanism of action unique from currently available asthma treatments, and has the potential to be a therapeutic option for patients whose disease is not currently well controlled and for non-allergic asthmatics.

Our Preclinical and Research Programs

We are committed to identifying new drugs for treating immune-mediated disease, inflammatory disease, infectious disease and cancer. A cornerstone of our discovery effort is our monoclonal antibody development platform which is a semi-automated, high-throughput system that generally gives us the capability to identify and optimize individual monoclonal antibody leads in a 12-18 month timeframe. Monoclonal antibody candidates derived from mice are generally humanized to reduce the possibility of immunogenicity, which could lead to decreased activity and tolerability in patients. Additionally, fully human monoclonal antibody candidates can be generated from phage libraries using technology licensed from Dyax Corp. (Dyax), a biotechnology company. Our antibodies are also optimized for affinity, effector function and circulating half-life to enhance their therapeutic potential. We also have ongoing exploratory research programs.

Our preclinical programs include TNX-234, a humanized antibody, being developed as a potential treatment for wet and/or advanced dry age-related macular degeneration (AMD). TNX-558 is being evaluated as a potential inflammatory-disease therapy. In addition, we have generated a humanized high affinity anti-IgE antibody for the potential treatment of allergic diseases, and development activities are ongoing with Novartis for this product under our two-party Amended and Restated Development and Licensing Agreement.

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

•

Manufacturing. Novartis and Genentech are responsible for manufacturing Xolair and other selected anti-IgE products worldwide. Under the terms of the three-party collaboration agreement, Tanox relinquished any rights to manufacture Xolair and in exchange receives manufacturing-rights payments based on the quantity of Xolair produced, as defined in our collaboration agreement.

•	Marketing. Novartis and Genentech share U.S. marketing rights, and each company has sales representatives to market Xolair in the U.S. Novartis has marketing rights outside the U.S.

•

Milestone Payments. In the second quarter of 2006, Novartis submitted an application for the approval of Xolair in Japan. Under our collaboration agreement with Novartis, the filing resulted in a $2.0 million milestone payment to Tanox, of which $1.0 million was recorded as development agreement revenue from a related party in the second quarter of 2006. The remaining $1.0 million of the milestone is creditable to Novartis against future royalties owed Tanox and was recorded as deferred revenue. We may receive up to $3.0 million in additional Xolair-related milestone payments, of which $1.5 million would be creditable against future royalty payments. If a second drug were to be developed under this collaboration agreement, we could be eligible for additional net milestone payments of $10.5 million.

•

Royalties and Profit Sharing. In the U.S., we receive royalties on sales of Xolair and other collaboration products and a share of Novartis’ profits on these sales. We also receive royalties on sales of Xolair and other collaboration products outside the U.S. Novartis profit sharing and rest-of-world royalty payments are net of certain credits, which had been fully used as of December 31, 2006. In addition, as a result of an adverse arbitration award, 10% of all royalties received by Tanox on sales of Xolair and certain other anti-IgE products will be payable to our former attorneys, up to a maximum of $300 million (see Item 3. Legal Proceedings). We expect that the net amount Tanox will receive in royalties and profit sharing from Xolair sales, taking into account both the foregoing credits and the amount payable to our former attorneys, will be in the range of 8% to 12% of net sales depending on the sales level achieved and geographic distribution of the sales.

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

In addition to the collaboration described above, we and Genentech are parties to a cross-license agreement under which each has an option to license the other party's patents that are necessary for the manufacture, use or sale of certain anti-IgE antibodies. This option may be exercised at any time if either party chooses to independently develop a product that does not fall within the collaboration, if our collaboration with Novartis and Genentech terminates, or if we and Genentech mutually agree.

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

Other License Agreements

Biogen Idec. In 1998, we entered into an agreement to license from Biogen, Inc. (now Biogen Idec, Inc.) its anti-CD4 monoclonal antibody (renamed TNX-355) and intellectual property on an exclusive worldwide basis with limited sublicensing rights. Biogen Idec owns issued U.S., European, Canadian, Hong Kong and Australian patents and has pending applications in Japan, which cover our TNX-355 product. We agreed to make royalty payments to Biogen Idec based on annual net sales levels. In addition to royalty payments, we may make up to an aggregate of $1.4 million (which could be increased to an aggregate of $10.4 million in the event we merge or affiliate with a company of similar size to Biogen Idec) in product license fees and development milestone payments under this agreement, of which we have paid $200,000. The remaining development milestones would be due upon the commencement of a Phase III clinical or equivalent pivotal trial, at the filing of a BLA and at regulatory approval as a licensed product. If commercialized, tiered royalty payments will be due to Biogen Idec based on annual net sales volume. The license terminates on a country-by-country basis on the later of the expiration of 12 years following the first commercial product sale or the expiration or invalidity of applicable patents. The licensed patents expire in Europe in 2011 and in the U.S. in 2016, subject to extensions.

Wyeth. In November 2003, we entered into cross license agreements with Wyeth Pharmaceuticals Division, a division of Wyeth, with respect to patent rights covering a new class of drugs for the treatment of osteoporosis. Under the agreements, Wyeth received a license under Tanox patents to develop a small molecule-based drug, and Tanox received a license under Wyeth’s patent applications to develop an antibody-based drug. The research is based on a proprietary target gene on which Tanox holds various patent rights. Tanox may receive development milestones from Wyeth for products developed by it in primary and expanded treatment indications and for regulatory approval in the United States and other countries. If commercialized, royalty payments will be due to Tanox based on annual net sales. Wyeth will be entitled to a milestone payment if Tanox receives regulatory marketing authorization in the United States for an antibody-based product and royalty payments on annual net sales.

Dyax. In November 2004, we entered into an agreement with Dyax Corp. to obtain a non-exclusive license to its proprietary antibody phage display libraries. The Dyax libraries serve as a tool to help us identify fully human monoclonal antibodies that bind with high specificity and affinity to our targets. Under the terms of the agreement, Dyax received an up front license fee of $900,000 and receives annual technology license fees. Dyax will be entitled to clinical milestone payments if clinical trials are conducted and, if commercialized, tiered royalties on annual net sales of products based on antibodies identified from the Dyax libraries.

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

We hold or have in-licensed a number of U.S. and foreign patents covering certain proprietary technology and products, with over 75 U.S. patents granted to date, as well as over 100 patents granted in Europe, Canada, Japan, Australia, Singapore, Hong Kong, and Korea among others. In addition we hold over 65 pending U.S. applications, and over 200 corresponding foreign applications.

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

In addition to patents, we rely on trade secrets and proprietary know-how. We seek protection in part through confidentiality agreements and invention assignment agreements. Our policy is to require all employees, consultants, advisors, outside scientific collaborations, sponsored researchers, and other advisors to execute confidentiality agreements upon commencing a relationship with Tanox.

Government Regulation

Our research and development activities and the manufacture and marketing of our products are subject to rigorous regulations relating to product safety and efficacy by numerous governmental authorities in the United States and other countries. The Federal Food, Drug and Cosmetic Act and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products in the U.S. The lengthy process of seeking drug approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Failure to comply with applicable regulations can result in refusal by the FDA to approve product license applications. The FDA also has the authority to revoke previously granted product approvals.

Before we may market a pharmaceutical product in the U.S., the FDA requires us to complete a series of preclinical and human clinical tests. Other countries have similar regulations. Preclinical tests include laboratory evaluations of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies must be submitted to the FDA as part of the investigational new drug application (IND). Human clinical trials cannot begin until the FDA has had a chance to review the IND application. Clinical testing usually involves a three-phase process. In Phase 1, a small number of patients or healthy volunteers are tested with the drug to assess its safety profile (adverse effects), dosage tolerance, absorption, metabolism, distribution, excretion and clinical pharmacology. In Phase 2, clinical trials are conducted with groups of patients afflicted with a specified disease to provide enough data to evaluate the preliminary efficacy, optimal dosage regimen and expanded evidence of safety. In Phase 3, the drug is tested in a larger number of patients with a target disease to provide enough data to statistically evaluate the efficacy and safety of the product as required by the FDA. If successful, the results of the preclinical and clinical testing of the product are then submitted to the FDA in the form of a biological license application (BLA) for marketing approval. In responding to a BLA, the FDA may grant marketing approval, request additional testing or information (either before or after approval), refuse to file the BLA if deemed inadequate, or deny the application if it determines that the application does not provide sufficient evidence of safety and efficacy for approval. Most pharmaceutical product candidates fail to produce data sufficiently compelling to enable progression through all stages of development and to obtain FDA approval for commercial sale (see Item 1A. Risk Factors – Regulatory Risks – Developing therapeutic monoclonal antibodies is expensive and highly uncertain).

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

For marketing outside the U.S., we also are subject to regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products of foreign jurisdictions. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. Whether or not we obtain FDA approval, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before manufacturing for or marketing the product in those countries. The approval process and the time required for these approvals may differ substantially from that required for FDA approval. Clinical trials we conduct in one country may not be accepted by other countries and approval in one country may not result in approval in any other country.

The levels of revenues and profitability of biopharmaceutical companies may be affected by the continuing efforts of government and third-party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the U.S. there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. Some of these proposals have included measures that would limit or eliminate payments for medical procedures and treatments or subject pharmaceutical product pricing to government control. In addition, as a result of marketplace pressures, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drug products. Consequently, significant uncertainty exists as to the reimbursement status of newly-approved healthcare products or products that may be approved in the future. If we or our collaborators succeed in bringing one or more of our products to market, we cannot assure you that third-party payors will consider them cost effective or allow reimbursement to the consumer at price levels sufficient for us to realize an appropriate return on our investment in product development or to even realize a profit. Significant changes in the healthcare system in the U.S. or elsewhere, including changes resulting from adverse trends in third-party reimbursement programs, could have a materially adverse effect on our revenues and profit potential of new or existing products. Even though current insurance and Medicare/Medicaid coverage of Xolair in the U.S. is encouraging, any decreases in third-party reimbursement may negatively affect our collaborators’ commercialization of Xolair, which would also adversely affect our business, financial condition and results of operations.

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

Xolair faces competition from other asthma therapies, including inhaled corticosteroids, long acting beta-agonists, combination products such as fixed dose inhaled corticosteroids/ long acting beta-agonists and leukotriene inhibitors, as well as oral corticosteroids and immunotherapy.

We expect our TNX-355 program will face competition from existing HIV therapies and particularly new viral entry inhibitors that target CCR5, CXCR4 and gp120 receptors, such as Fuzeon (Roche/Trimeris), PRO-140 (Progenics), Vicriviroc (Schering-Plough) and Maraviroc (Pfizer/Millenium).

The TNX-650 program is expected to face competition in both Hodgkin’s Lymphoma (HL) and asthma. In HL, the potential competitors include licensed drugs and the following products in development: GX15-070 (Gemin X Biotechnologies), SGN-30 (Seattle Genetics), Ferritarg P (MAT Biopharma) and MDX-1401 (Medarex). In asthma, TNX-650 is expected to face competition from existing asthma therapies and other compounds in development such as CAT-354 (Cambridge Antibody Technologies/AstraZeneca), AMG-317 (Amgen), anti-IL13 MAb (Centocor/Johnsonn Johnson), IL-4/IL-13 TRAP (Regeneron), BAY 169996 (Aerovance) and Anti-IL-13Ra1 (Merck/Zenith).

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

Manufacturing

We have two manufacturing facilities, one owned in Houston, Texas and another leased in San Diego, California. Our Houston facility includes a 1,500 liter bioreactor system and purification suite and occupies approximately 14,000 square feet of space. We have produced multiple lots of products for use in our Phase 1 and Phase 2 clinical trials in this facility. In January 2005, we assumed the lease on a biologics manufacturing facility in San Diego, California. The San Diego facility occupies approximately 76,000 square feet and includes two 2,750 liter bioreactor systems, purification and formulation suites, a small 500 liter clinical manufacturing suite, quality control laboratories, process development space and offices. We have produced late stage clinical trial material in the San Diego facility. Both the Houston and San Diego facilities are only capable of producing bulk products. We outsource fill and finish operations to contract manufacturing organizations.

We expect that our current manufacturing facilities should provide adequate capacity for manufacturing our clinical trial materials for the foreseeable future. However, these facilities are not adequate for commercial scale manufacturing requirements. Should TNX-355 or any of our other products succeed in clinical development and gain marketing approval, we will need commercial scale manufacturing capacity. We will evaluate alternatives for securing commercial manufacturing capacity, including the possible construction of a commercial plant on our own or entering into long-term contract manufacturing agreements with third parties.

Research and Development

Company sponsored research and development expenses were $53.4 million, $47.9 million and $27.2 million in 2006, 2005 and 2004, respectively. In 2005, Tanox also recorded $13.7 million for acquired in-process research and development related to the acquisition of a tissue factor antagonist program. We expect that research and development expenses will continue to increase as we seek to identify new product opportunities and expand development of our current and future product pipeline.

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

For financial information about concentration of credit risk and geographic areas, please read Note 2 and Note 13, respectively, to our consolidated financial statements included in this Form 10-K.

Employees

At December 31, 2006, we had 197 full-time employees, all but 3 of which are based in the U.S. We do not maintain key employee life insurance on any of our personnel.

Corporate History

We were incorporated in Delaware in 2000 as the successor to a corporation formed in 1986 under the laws of the State of Texas.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available free of charge on or through our internet website at http://www.tanox.com as soon as reasonably practicable after we file the reports with the Securities and Exchange Commission (SEC). Electronic filings with the SEC are also available on the SEC internet website at http://www.sec.gov.

Executive Officers of Tanox

Our executive officers and their ages and positions with Tanox are:

Name	Age	Position
Danong Chen, Ph.D., M.B.A.	46	President and Chief Executive Officer
Edward Hu, M.B.A.	44	Chief Operating Officer
Zhengbin (Bing) Yao, Ph.D.	41	Vice President of Research
Gregory P. Guidroz, C.P.A.	54	Vice President of Finance
Katie-Pat Bowman, J.D.	52	Vice President, General Counsel and Secretary
Brian Kim.	46	Vice President of Quality
Hugo Santos	56	Vice President of Human Resources

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

Edward Hu, M.B.A., was promoted to Chief Operating Officer of Tanox in February 2006 after serving as Vice President of Operations since January 2005. From January 2004 until January 2005, Mr. Hu served as Vice President - Financial Planning, Project & Portfolio Management, where he managed both internal and collaborative projects and oversaw the project portfolio review process. Mr. Hu had been Director of Finance from July 2002 to January 2004 and previously served as Associate Director of Financial Planning and Analysis from the time he joined Tanox in October 2000. From 1998 to 2000, he held the position of Manager of Financial Planning and Analysis with Biogen, Inc. (n/k/a Biogen Idec, Inc.), where he managed the business planning of Biogen's R&D and clinical operations, managed long range planning, and provided project planning and analysis support to key development project teams. From 1996 to 1998 he was a Senior Financial Analyst with Merck & Co., Inc. Mr. Hu received his M.B.A. and completed his Ph.D. work, all but dissertation, in Biophysics and Biochemistry at Carnegie Mellon University.

Zhengbin (Bing) Yao, Ph.D., was promoted to Vice President of Research in April 2005. Dr. Yao has held various positions in Tanox’s research department since October 2000, most recently as Senior Director of Discovery Biology. Prior to joining, Tanox, he served as the Head of Molecular Biology and Genomics in the Central Nerve System Diseases Group at Aventis Pharmaceuticals in Bridgewater, N.J. Between 1996 and 1998, Dr. Yao was employed by Amgen, Inc. as a research scientist. He is the inventor or co-inventor on more than 20 issued patents and patent applications and has had more than 40 articles published in peer-reviewed journals. Dr. Yao received his doctorate in Microbiology/Immunology from the University of Iowa and completed his post-doctoral training at Immunex Corporation.

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

Hugo Santos has been our Vice President of Human Resources since December 2004. Prior to joining Tanox, Mr. Santos was co-founder and Vice President of the Human Capital Practice for HR Drivers, a consulting firm in San Francisco, California, from November 2001 until December 2004 when the firm was sold. From October 2000 until November 2001, Mr. Santos served as Executive Vice President of Human Resources for JNI Corporation in San Diego, California, a designer and supplier of enterprise storage connectivity products. From November 1994 through October 2000, Mr. Santos was Vice President of Human Resources for Applied Biosystems Corporation in Foster City, California, a supplier of life science technology. For 10 years prior to that, Mr. Santos worked for National Semiconductor Corporation where he held a variety of human resources positions. He received his BA in labor relations from Pace University in New York.

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

•	our ability to use our manufacturing capacity and facilities costs effectively and in accordance with regulatory requirements;

•	our ability to establish comparability of our bulk drug substances before and after manufacturing changes;

•	our ability to enter into future collaboration agreements to support our research and development activities;

•	drug withdrawal from the market due to serious adverse reactions caused by the marketed drug;

•	our ability to secure licenses from third parties holding patents that may affect the manufacture or marketing of our products;

•	competition and technological change;

•	existing and future regulations affecting our business, including the content, timing of submissions and decisions made by the FDA and other regulatory agencies;

•	governmental changes affecting Medicare and the healthcare and pharmaceutical industries including policies that affect coverage and levels of reimbursement for sales of our products;

•	our ability to hire and retain experienced managers and scientists; and

•	developments with respect to the proposed merger with Genentech.

The following section discusses important risks and uncertainties that could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of our common stock.

Risks Relating to Our Industry, Business and Strategy

We are subject to business uncertainties and contractual restrictions in connection with the proposed acquisition by Genentech that could adversely affect our stock price and future business and operations.

On November 9, 2006, we announced that we had entered into a definitive agreement to be acquired by Genentech in an all-cash transaction. The proposed acquisition is subject to the satisfaction of customary closing conditions, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and absence of a material adverse effect with respect to Tanox. On January 29, 2007, we and Genentech received a second request from the Federal Trade Commission (FTC) in connection with the proposed acquisition, which extends the waiting period. On February 21, 2007, the Food and Drug Administration announced that it had requested that Genentech submit draft labeling incorporating a boxed warning and other changes in the Xolair package insert. The labeling would provide additional information to practitioners and patients of the potential risk of anaphylaxis associated with the administration of Xolair. The FDA also advised that health care providers should observe patients for at least two hours after dosing. Genentech has requested a meeting with the FDA to discuss its request and is evaluating the effect the FDA action may have on Xolair and the merger. Genentech has advised Tanox that it has not reached any conclusions regarding such potential effect. While we and Genentech continue to engage in active and productive discussions with the FTC and Genentech anticipates further discussions with the FDA regarding Xolair, there can be no assurance that we will be able to reach an agreement or that the other conditions to closing will be satisfied and the merger successfully completed.

Uncertainty about the proposed merger and its possible effect on our employees and other constituencies have had a negative effect on Tanox. Retention of certain employees has been challenging during the pendency of the merger, as employees experience uncertainty about their future roles after the merger or the prospects of Tanox if the merger does not occur. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Genentech after the merger or with Tanox if the merger is not consummated, our business could be harmed. If the merger is not consummated, our success will depend not only on retaining our existing staff, but on our ability to attract and retain additional qualified scientific, manufacturing, clinical and other technical personnel. There is intense competition for qualified staff, and we may not be able to attract and retain additional qualified staff to develop our business.

The merger agreement restricts us from taking specified actions without the consent of Genentech, including making certain capital expenditures, entering into material contracts and other matters. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger and may impede our growth and limit the development of our projects, which could negatively impact our business and potential for revenues, earnings and cash flows in the event the merger does not occur.

Finally, in the event the merger is not completed:

•	the market price of shares of our common stock may decline to the extent that the current market price of those shares reflects a market assumption that the merger will be completed; and

•	we will have incurred significant transaction costs related to the proposed merger, including legal, accounting and financial advisory fees.

Our ability to become a profitable fully integrated biopharmaceutical company will depend on the continued commercial success of Xolair and on the success of our products in clinical development or our success in securing, developing and commercializing new clinical candidates.

We anticipate that, in the near term, our ability to become profitable will depend in large part on the success of our collaboration partners in generating significant levels of sales of Xolair. In the longer term, an important part of our strategy is to become a fully integrated biopharmaceutical company. Our ability to do so will depend on the successful development, approval and commercialization of TNX-355, TNX-650, or of potential new clinical-stage drug candidates that we may develop or otherwise in-license or acquire.

All of our product candidates, other than TNX-355 and TNX-650, are in preclinical development or in research, and we do not expect to seek regulatory approval of these candidates for many years, if ever. A significant portion of the research that we are conducting involves new and unproven technologies. Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources whether or not we ultimately identify any candidates. Our research programs may show promise initially in identifying potential product candidates, yet fail to yield product candidates for clinical development.

In addition, if we do not achieve the clinical endpoints in our clinical studies of TNX-355 and TNX-650, we may decide to terminate development of those products. Even if we reach our endpoints, the results of the trials may indicate that further development or commercialization of TNX-355 and TNX-650 would not be economically viable. In that event, we would need to in-license or acquire suitable product candidates or products from third parties, and we may not be able to so for a number of reasons. The licensing and acquisition of pharmaceutical products is highly competitive. A number of more established companies, including large pharmaceutical companies, are aggressively pursuing strategies to license or acquire products in the fields in which we are interested. These established companies have a competitive advantage over us due to their size, cash and other resources, and greater clinical development and commercialization capabilities and experience. Other factors that may prevent us from licensing or otherwise acquiring suitable product candidates include the following:

•	we may be unable to license or acquire the relevant technology on terms that would allow us to make an appropriate return from the product;

•	companies that perceive us to be their competitors may be unwilling to assign or license their product rights to us; or

•	we may be unable to identify suitable products or product candidates within our areas of expertise.

Even if we are successful in developing and securing marketing approval of TNX-355, TNX-650 or other in-licensed or acquired product candidates, we may be unable to successfully launch, market or otherwise commercialize the product.

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

We intend to rely on future collaboration partners to develop, manufacture, commercialize, market or distribute certain of our product candidates, both to allocate financial risk and to secure the expertise that those partners may have in one or more of the foregoing areas. Many of our competitors are similarly seeking to develop or expand their collaboration and license arrangements with pharmaceutical companies. The success of these efforts by our competitors could have an adverse impact on our ability to form future collaboration arrangements. Also, the pharmaceutical companies that we may target for one or more of our product candidates might require a profit return that is greater than what our product may be able to deliver. The process of establishing collaborative relationships is difficult and time consuming and involves significant uncertainty. We may not be able to negotiate acceptable collaboration agreements in the future. To the extent that we are unable to enter into future collaboration agreements, we would encounter increased capital requirements to undertake research, development and marketing at our own expense, and, in some cases, may have to discontinue development of one or more products. If we continue to develop certain products on our own, we may experience significant delays in introducing our product candidates or find that the absence of these collaboration agreements adversely affects our ability to manufacture or sell our product candidates, particularly outside the U.S.

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

The biotechnology and pharmaceutical industries are subject to stringent regulation with respect to product safety and efficacy by various international, federal, state and local authorities. Of particular significance are the FDA's requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. A biotherapeutic cannot be marketed in the U.S. until it has been approved by the FDA, and then can only be marketed for the indications approved by the FDA. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of a BLA, are substantial and can require a number of years.

Our collaboration partners have secured approval to market Xolair in over 50 countries, including the U.S. and the European Union. However, there can be no assurance that Xolair will be approved for sale in other markets.

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

Delays in receiving or failing to receive regulatory approvals, losing previously received approvals to market Xolair or proposed Xolair label changes would delay or otherwise impact product commercialization, which would adversely affect our business, financial condition and results of operations.

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

There may be new accounting pronouncements or regulatory rulings which may have an impact on our future financial position or results of operations. In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards (or “FAS”) No. 123, “Accounting for Stock-Based Compensation.” The revision is referred to as “FAS 123R —

Share-Based Payment” (or “FAS 123R”), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (or “APB 25”) and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under employee stock plans. Tanox adopted FAS 123R using the modified prospective basis on January 1, 2006. The adoption of FAS 123R resulted in compensation expense that reduced earnings per share by $0.08 per share for the year 2006.

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

Our results of operations and future prospects are highly dependent on increasing the sales of our only commercial product, Xolair. Our revenues in 2006 consisted largely of revenue relating to sales of Xolair and payments based on the quantity of Xolair manufactured, and we expect that these Xolair-related revenues will constitute a larger percentage of our revenue in the next several years. While current insurance and Medicare/Medicaid coverage of Xolair is adequate, we cannot be certain that physicians, patients and payors will continue to widely accept Xolair as a treatment for its approved indication in the U.S. or in any foreign markets. On February 21, 2007, the FDA announced it requested that Genentech strengthen the existing warning on the potential risk for anaphylaxis in patients receiving Xolair by adding a boxed warning to the product label and implementing a Risk Mitigation Action Plan, including providing a medication guide for patients and advice to health care providers to observe patients for at least two hours after dosing. A number of other factors may affect the rate and level of Xolair's ongoing or continued market acceptance, including:

•	the effectiveness of Novartis' and Genentech's sales and marketing efforts;

•	the perception by physicians and other members of the healthcare community of Xolair's safety, efficacy and benefits compared to those of competing products or therapies;

•	the willingness of additional physicians to adopt a new asthma treatment regimen;

•	Xolair's price relative to other products or competing treatments;

•	the availability of third-party reimbursement;

•	the ability to conduct the Xolair post marketing commitment studies and the impact of the study results on the labeling of Xolair;

•	the ability to secure marketing approval for Xolair in Asia;

•	regulatory developments related to manufacturing or using Xolair, including any change in labeling or advice to health care providers;

•

the results of clinical development efforts for potential new indications for Xolair, and the scope and timing of additional marketing approvals and favorable reimbursement programs for any such expanded use;

•	availability of sufficient quantities of Xolair for commercial and clinical purposes;

•	increased competition for Xolair from new or existing products, which may demonstrate better safety, efficacy, cost-effectiveness or ease of administration than Xolair; and

•	other adverse side effects or unfavorable publicity concerning Xolair.

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

To develop products, we require sufficient quantity and quality of manufactured product for clinical trials. Regulatory or technical manufacturing issues that we may encounter could delay clinical development of our products. Any failure to produce these clinical requirements, either as a result of our inability to produce in accordance with cGMP or due to inadequate manufacturing capacity, can delay the commencement or continuation of our clinical trials. While we have manufactured the bulk drug product necessary for a Phase 2b study of TNX-355, we may require additional manufacturing capacity for later trials and initial commercial launch. If we are unable to manufacture the required supplies ourselves, we may have to pursue contract manufacturing, which could result in a significant delay and increase in cost of the development program.

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

We also must rely on third-party contract manufacturers to fill and finish and label and package our product for clinical trials. We cannot assure you that we can secure these services on a timely basis or that the services will be performed in a manner that passes our quality assurance standards. Any failure or delay by these third parties could delay our filing for an IND or impede the progress of a clinical trial and would increase our development costs.

Manufacturing changes may result in delays in obtaining regulatory approval or marketing for our products.

If we make any changes in the manufacturing process for our products and product candidates once we begin clinical development, we may be required to demonstrate to the FDA and corresponding foreign authorities that the changes have not caused the resulting drug material to differ significantly from the drug material previously produced. Any significant manufacturing changes for the production of our product candidates or an inability to show comparability between the older material and the newer material after making manufacturing changes could result in significant delays in development or regulatory approvals of our product candidates.

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

We have incurred net losses since our inception. As of December 31, 2006, we had an accumulated deficit of approximately $115.8 million, including a net loss of $2.6 million for the year. Our losses primarily have been the result of costs incurred in our research and development programs and from our general and administrative costs.

We have funded our operations to date principally from licensing fees, royalties, profit-sharing, milestone and manufacturing-rights payments under our current or former collaborations, as well as with proceeds from private placements and an initial public offering of our common stock. We expect to continue to incur operating losses until such time, if ever, that we are able to generate sufficient revenue from royalties, profit sharing, and manufacturing rights from Xolair and, potentially, revenues from an additional product or products to cover our expenses. Our revenues may be reduced by adjustments and changes in amounts paid to us and amounts we may be required to pay to third parties.

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

Like other stocks of biopharmaceutical companies, the market price for our common stock has been and may continue to be volatile. Since January 1, 2005, our stock price ranged from $9.39 to $20.66. Factors that may have contributed to the volatility of our stock during this period included:

•	Reported sales volume of Xolair;

•	Results of clinical trials;

•	Announcement of the proposed merger with Genentech; and

•	General market conditions, including particularly the biotechnology company segment.

Other factors that may have a significant impact on the market price of our common Stock include:

•	Announcements of technological innovations by us or our competitors;

•	Publicity regarding actual or potential medical results relating to Xolair or products being developed by us;

•	Potential litigation or material contracts to which we may be a party;

•	Regulatory developments or delays concerning our products;

•	Issues concerning the safety or commercial viability of our products; and

•	Developments with respect to the proposed merger with Genentech.

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

Our current and anticipated development projects require substantial additional capital. While we expect that our cash on hand, together with our revenue from Xolair, will fund our existing operations for the next four years, our future cash needs will depend on many factors, including the commercial success of Xolair, receiving royalty, profit-sharing, milestone and manufacturing-rights payments from our collaboration partners, making progress in our clinical development of TNX-355, TNX-650 and in our preclinical efforts, other research and development activities, and entering into additional collaboration agreements. Our capital requirements may also depend on the progress and level of costs associated with preclinical studies and clinical trials, the costs associated with acquisitions of new product candidates by licensing or otherwise, the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements and the cost of manufacturing scale-up and development of marketing activities, if undertaken by us. We do not have committed external sources of funding and we may not be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

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

Effective January 10, 2005, we assumed the lease on a biologics manufacturing facility located in San Diego, California. The San Diego facility occupies approximately 76,000 square feet and includes two 2,750 liter bioreactor systems, purification and formulation suites, a small 500 liter clinical manufacturing suite, quality control laboratories, process development space and offices. We have produced late stage clinical material in the San Diego facility. Our lease extends until September 30, 2011, with two five-year extension options. While we believe that these facilities will meet our immediate and near term needs, as our products continue to advance in development and to the extent that they are commercialized and we retain manufacturing rights, we will likely require additional manufacturing capacity.

ITEM 3.	Legal Proceedings

On December 5, 2006, a purported class action petition was filed in the District Court of Harris County, Texas in connection with the proposed acquisition of Tanox by Genentech. The petition (captioned Superior Partners v. Nancy T. Chang, Julia Brown, Heinz W. Bull, Tse-Wen Chang, Gary Frashier, Osama Mikhail, Peter G. Traber, Danong Chen, Tanox, Inc., Genentech, Inc. and Green Acquisition Corporation, Case No. 2006-77015) names Tanox and the current members of our board of directors as defendants. The petition also names Genentech and Green Acquisition Corporation as defendants. Among other things, the petition alleges that our directors, in approving the proposed merger, breached fiduciary duties owed to our stockholders, and that Genentech and Green Acquisition Corporation aided and abetted those alleged breaches of fiduciary duty. The petition also alleges that the preliminary proxy statement Tanox filed in connection with the merger on November 24, 2006 contains false or misleading statements or omissions. On December 19, 2006, Plaintiff amended the petition to allege that the definitive proxy statement, filed by Tanox on December 7, 2006, contains false and misleading statements or omissions. The amended petition seeks class certification, damages and certain forms of equitable relief, including enjoining the consummation of the merger. Tanox and the other defendants believe the amended petition is without merit and intend to defend themselves vigorously.

We were engaged in a legal proceeding in connection with a fee dispute with the law firms that represented us in litigation with Genentech during the mid-1990s relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. In 1999, an arbitration panel issued an award entitling the attorneys to receive (1) approximately $3.5 million, including interest, (2) payments ranging from 33-1/3% to 40% of the future milestone payments, in excess of the first $1 million, we would receive from Genentech following product approval, and (3) 10% of the royalties that we would receive on all sales of certain anti-IgE products, including Xolair. The arbitrators’ award was reduced to a final judgment in the 11th District Court of Harris County, Texas, on March 28, 2000. On February 7, 2007, the former attorneys (Akin Gump, Strauss, Hauer & Feld, LLP, Robinson Law Firm, Williams, Birnberg & Anderson, LLP, Michael Madigan, Michael J. Mueller, Kenneth M. Robinson and Gerald M. Birnberg) filed with the Harris County District Court a Motion for Remand to the Arbitration Panel claiming: (i) that certain net profit interests payable by Novartis on sales of anti-IgE products in the U.S. fall within the award; and (ii) that they are entitled to additional fees related to certain manufacturing payments made to Tanox and the forgiveness by Novartis of certain debt owed by Tanox. We dispute the claims of the former attorneys. The Court has not yet ruled on the Motion, nor has a hearing been held.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of 2006.

PART II

ITEM 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividends

Our common stock trades on The NASDAQ Stock Market under the symbol TNOX. The table below provides the high and low sales prices of our common stock for the periods indicated, as reported by the NASDAQ Stock Market.

	High	Low
Year Ended December 31, 2005:
First quarter	$14.93	$9.60
Second quarter	11.80	9.39
Third quarter	14.69	11.98
Fourth quarter	16.96	11.72

Year Ended December 31, 2006:
First quarter	$20.66	$16.53
Second quarter	18.65	12.45
Third quarter	15.01	11.75
Fourth quarter	19.90	11.78

On March 7, 2007, the last reported sale price of our common stock on the NASDAQ Stock Market was $19.16. As of March 7, 2007, there were 45,676,599 shares of common stock outstanding and 170 shareholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (or DTC). All of the shares of Common Stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and therefore considered to be held of record by Cede & Co. as one stockholder.

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

We did not repurchase any shares of our common stock during the fourth quarter of 2006.

ITEM 6.	Selected Financial Data

The statement of operations data for the years ended December 31, 2006, 2005 and 2004 and the balance sheet data as of December 31, 2006 and 2005 have been derived from our audited financial statements included elsewhere in this annual report on Form 10-K. The statements of operations data for the years ended December 31, 2003 and 2002, and the balance sheet data as of December 31, 2004, 2003 and 2002 have been derived from our audited financial statements not included in this annual report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below has been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with our financial statements, including the notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues	$56,137	$44,687	$20,506	$18,487	$560

Research and development [2]	53,409	47,898	27,200	21,037	22,651
Acquired in-process research and development	—	13,680	—	—	—
General and administrative [2]	13,465	7,152	7,033	7,337	10,677
Restructuring charge	—	—	—	—	(268)

Total operating costs and expenses	66,874	68,730	34,233	28,374	33,060

Loss from operations	(10,737)	(24,043)	(13,727)	(9,887)	(32,500)
Other income, net	8,169	4,619	3,437	5,021	6,478

Loss before income tax benefit	(2,568)	(19,424)	(10,290)	(4,866)	(26,022)
Income tax benefit	—	—	—	228	—

Net loss	$(2,568)	$(19,424)	$(10,290)	$(4,638)	$(26,022)

Net loss per share – basic and diluted	$(0.06)	$(0.43)	$(0.23)	$(0.11)	$(0.59)

Shares used in computing loss per share – basic and diluted	44,916	44,675	44,020	43,979	43,911

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and investments [1]	$185,081	$164,501	$202,511	$227,434	$227,990
Working capital	178,797	169,080	164,425	154,566	127,592
Total assets	232,108	229,936	238,553	251,856	251,211
Notes payable	—	—	5,000	15,000	15,000
Accumulated deficit	(115,827)	(113,259)	(93,835)	(83,545)	(78,907)
Total stockholders' equity	220,203	213,441	224,198	222,657	225,516

[1]	Includes restricted cash and investments of $5,000, $15,967 and $14,441 in 2004, 2003 and 2002, respectively.
[2]	Includes share-based compensation expense of $3,695 in 2006, of which $1,574 was included in research and development expense and $2,121 was included in general and administrative expense.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tanox discovers and develops therapeutic monoclonal antibodies to address significant unmet medical needs in the areas of immune-mediated diseases, infectious disease, inflammation and cancer. Our products are genetically engineered antibodies that target a specific molecule or antigen.

On November 9, 2006, we entered into an agreement and plan of merger with Genentech and Green Acquisition Corporation, a wholly-owned subsidiary of Genentech, pursuant to which Genentech would acquire Tanox for approximately $919 million in cash. Under the terms of the agreement, Green Acquisition will merge with and into Tanox, and the stockholders of Tanox will receive $20.00 in cash for each share held, less any applicable withholding tax. In addition, each option to purchase Tanox common stock outstanding at the time of the merger will be canceled and the option holder entitled to receive a cash amount equal to the product of (i) the number of shares of Tanox common stock as to which the option remains unexercised, multiplied by (ii) the amount, if any, by which $20.00 exceeds the exercise price of the option, less any applicable withholding tax. The boards of directors of both companies and the stockholders of Tanox have approved the transaction, which remains subject to expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and the satisfaction of other customary closing conditions. On January 29, 2007, we and Genentech announced that we had received a Request for Additional Information and Documentary Materials, commonly referred to as a "second request," from the FTC in connection with the proposed acquisition, which extends the waiting period. Genentech continues to engage in active and productive discussions with the FTC, and we expect that the transaction will close within the first half of 2007, subject to expiration of the waiting period and the satisfaction of other customary closing conditions, including the absence of any material adverse effect having occurred in respect of Tanox.

Marketed Product - Xolair

Xolair was developed in collaboration with Genentech and Novartis. In the U.S., Xolair is labeled for treatment of adults and adolescents (12 years of age and above) with moderate-to-severe persistent asthma who have a positive skin test or in vitro reactivity to a perennial aeroallergen and whose symptoms are inadequately controlled with inhaled corticosteroids. In Europe, Xolair is licensed as add-on therapy to improve asthma control in adults and adolescents (12 years of age and above) with severe persistent allergic asthma. Xolair was approved for use in the U.S. by the Food and Drug Administration (FDA) in June 2003 and approved for use in Europe in October 2005. On February 21, 2007, the FDA announced it requested that Genentech strengthen the existing warning on the potential risk for anaphylaxis in patients receiving Xolair by adding a boxed warning to the product label and implementing a Risk Mitigation Action Plan, including providing a medication guide for patients and advice to health care providers to observe patients for at least two hours after dosing. Genentech and Novartis have advised that they will be working with the FDA on its request.

Under our collaboration agreements with Genentech and Novartis, we receive royalties on the net sales of Xolair and share in Novartis’ net profits from sales of Xolair in the U.S. For the year 2006, we recorded net royalty revenue of $40.2 million from sales of Xolair versus $29.4 million for the year 2005. We recorded net profit sharing revenue of $6.7 million from Novartis for the fourth quarter of 2005 and the first three quarters of 2006, as the profit-sharing calculation is one quarter in arrears. We recorded net profit sharing revenue of $1.1 million in 2005, resulting from profits made in the first three quarters of 2005. Over the next several years, we expect that the net amount we will receive in royalties and profit-sharing payments from sales of Xolair, taking into account both credits and the amounts payable to our former attorneys, will be in the range of 8% to 12% of net sales, depending on the sales level achieved and geographic distribution of sales.

For the year 2006, we recorded manufacturing rights revenue of $7.0 million, compared to manufacturing rights revenue of $1.1 million for the year 2005. Under the terms of the February 25, 2004 Tripartite Cooperation Agreement (TCA) among Tanox, Genentech and Novartis, Tanox relinquished any rights to manufacture Xolair and in exchange receives payments based on the quantity of Xolair produced. Manufacturing rights revenue is based on the quantity of Xolair produced each quarter, as defined in our collaboration agreement, and is calculated and recorded one quarter in arrears.

Novartis is conducting a Phase 3 clinical trial to study the effectiveness of Xolair in pediatric allergic asthma patients. Enrollment of the trial has been completed. In the second quarter of 2006, Novartis submitted an application for the approval of Xolair in Japan. Under our collaboration agreement with Novartis, the filing resulted in a $2.0 million milestone payment to Tanox, of which $1.0 million was recorded as development agreement revenue from a related party in the second quarter of 2006. The $1.0 million of the milestone recorded as deferred revenue is creditable to Novartis against future royalties owed Tanox.

Development agreement revenue in 2006 also includes $1.0 million earned as reimbursement by Novartis of a portion of Tanox’s 2006 development costs for a high affinity anti-IgE program.

Clinical Development Programs

We have two products in clinical development.

TNX-355

TNX-355 is our monoclonal antibody in development to treat HIV/AIDS. In May 2006, we reported positive 48-week results from the Phase 2 clinical trial of TNX-355. The results showed that TNX-355, when given in combination with an optimized background regimen (OBR) of other antiviral therapies, produced a greater reduction in viral load in HIV-infected patients than did placebo in combination with OBR. These results, together with positive 24-week data reported in October 2005, demonstrate the long-term antiviral and immunologic impact of TNX-355. At both the 24-week and 48-week time points, TNX-355 was well tolerated, with no serious adverse events related to the drug as assessed by study investigators.

We have conducted a meeting with the FDA to discuss the clinical trial results and continued development of TNX-355. At the FDA’s request, a dose-finding trial has been designed that explores different dosing strategies. The Agency concurred that the dose-finding trial, if appropriately designed and successful, could be considered pivotal as part of a registration program for TNX-355 in HIV treatment-experienced patients. We are in the process of evaluating the FDA’s most recent feedback on the proposed trial design.

TNX-650

TNX-650 is a humanized anti-IL-13 antibody. A Phase 1 clinical trial was initiated in May 2006 to evaluate TNX-650 as a potential treatment of Hodgkin’s lymphoma in patients who are refractory to chemotherapy or radiation treatment. Five patient cohorts have been enrolled to date.

In early October 2006, we also began enrolling patients in a Phase 1 clinical trial of TNX-650 as a potential treatment for moderate-to-severe asthma. The trial is a randomized, double-blind, placebo-controlled, dose-escalation study of the safety, tolerability and pharmacokinetics of single doses of TNX-650 in healthy volunteers. Enrollment of this Phase 1 study, which is taking place at a single site in the U.S., has been completed. Preclinical studies indicate that IL-13 is a key mediator of asthma responses, including airway inflammation, obstruction and hyper-reactivity.

Preclinical Programs

TNX-234, a humanized antibody, is being developed as a potential treatment for wet and/or advanced dry age-related macular degeneration (AMD). TNX-558 is being evaluated as a potential inflammatory-disease therapy. In addition, we have generated a humanized high affinity anti-IgE antibody for the potential treatment of allergic diseases, and development activities are ongoing with Novartis under our two-party Amended and Restated Development and Licensing Agreement.

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

Recent Accounting Pronouncement

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

Results of Operations

This discussion of our Results of Operations contains forward-looking statements regarding revenue, research and development expenses and general and administrative expenses. For a discussion of the risks and uncertainties associated with our forward looking statements, please see the “Item 1A. Risk Factors” section in this Form 10-K.

Years Ended December 31, 2006, 2005 and 2004

Revenues. For the years ended December 31, 2006, 2005 and 2004, revenues consist of the following:

	For the year ended December 31,
	2006	2005	2004
	(in thousands)
Royalties, net	$38,218	$29,104	$13,240
Royalties from related party, net	1,942	258	71
Profit share from related party, net	6,710	1,139	—
Development agreements, license fees and manufacturing rights, net	7,205	14,132	3,725
Development agreements from related party, net	2,062	54	3,470

Total revenues	$56,137	$44,687	$20,506

Revenues are recorded net of credits and amounts payable to our former attorneys under an arbitration award.

Royalty revenue increased $10.8 million in 2006 from 2005, and $16.1 million in 2005 versus 2004, as a result of increased Xolair sales.

In addition to Xolair royalty revenue, Tanox recorded Xolair net profit sharing revenue of $6.7 million from Novartis for the fourth quarter of 2005 and the first three quarters of 2006, as the profit-sharing calculation is one quarter in arrears. We recorded net profit sharing revenue of $1.1 million in 2005, resulting from profits made in the first three quarters of 2005. Under our collaboration agreements, Tanox shares in Novartis’ net profits from sales of Xolair in the U.S.

For the year 2006, we recorded manufacturing rights revenue of $7.0 million, compared to manufacturing rights revenue of $1.1 million for the year 2005. Under the terms of the TCA among Tanox, Genentech and Novartis, Tanox relinquished any rights to manufacture Xolair and in exchange receives payments based on the quantity of Xolair produced. Manufacturing rights revenue is based on the quantity of Xolair produced each quarter, as defined in our collaboration agreement, and is calculated and recorded one quarter in arrears.

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

Development agreement revenue in 2006 also includes $1.0 million earned as reimbursement by Novartis of a portion of Tanox’s 2006 development costs for a high affinity anti-IgE program.

Development agreement revenue in 2005 includes $12.8 million in milestone revenue associated with Xolair annual sales achieving $300 million in the U.S. The $20.0 million gross milestone was reduced by $7.2 million which was due to our former attorneys under an arbitration award. Development agreement revenue for 2004 includes a one-time reimbursement of $6.6 million received under the terms of our collaboration agreements, representing reimbursement by Genentech and Novartis of a portion of the TNX-901 development costs incurred by Tanox in previous years.

Research and Development Expenses. Research and development expense consists of costs incurred for product development and discovery research programs. Research and development expenses consist of direct costs and indirect overhead costs, including facilities costs, salaries, related benefit costs and material and supply costs. At December 31, 2006, our research and development clinical stage programs include TNX-355 for HIV/AIDS, TNX-650 for Hodgkin’s lymphoma and TNX-650 for Asthma. Research and preclinical stage programs include TNX-234 for AMD, TNX-558 for inflammatory disease, the high affinity anti-IgE program and other discovery and exploratory research projects. For the years ended December 31, 2006, 2005 and 2004, costs associated with research and development programs, including allocated overhead, were:

	For the year ended December 31,
	2006	2005	2004
	(in thousands)
Clinical stage programs	$38,365	$36,064	$18,698
Research and preclinical stage programs	15,044	11,834	8,502

Total research and development expenses	$53,409	$47,898	$27,200

Research and development expenses increased $5.5 million in 2006 from 2005. The increase in research and development costs was attributed primarily to expenses associated with manufacturing activities in preparation for planned clinical trials, the write-off of $1.4 million in prepaid expense related to future creditable amounts with a third party manufacturer, increased spending for preclinical programs and employee share-based compensation expense.

Research and development expenses increased $20.7 million in 2005 from 2004. Approximately $16.3 million of this increase was attributable to the costs associated with the re-commissioning of our San Diego manufacturing facility in 2005. The remainder of the 2005 increase relates primarily to increased clinical trial costs associated with the TNX-355 Phase 2 study and increased personnel costs.

Acquired in-process research and development. On March 31, 2005, we acquired a tissue factor antagonist program for the potential treatment of ALI/ARDS. We issued an aggregate of 800,000 shares of our common stock and paid $6.0 million in cash for the program, resulting in a fair value of $13.7 million. As of the acquisition date, the acquired program was still in early stage development and had not reached technological feasibility. We determined that no alternative future use existed for this program, and, accordingly, the $13.7 million acquisition price was recorded as acquired in-process research and development expense.

General and Administrative Expenses. For the years ended December 31, 2006, 2005 and 2004, the cost associated with general and administrative activities were:

	For the year ended December 31,
	2006	2005	2004
	(in thousands)
General and administrative expenses	$13,465	$7,152	$7,033

General and administrative expenses increased $6.3 million in 2006 from 2005. The increase in general and administrative costs was attributed primarily to transaction related expenses in connection with the proposed merger with Genentech and employee share-based compensation expense.

Other Income. For the years ended December 31, 2006, 2005 and 2004, other income was:

	For the year ended December 31,
	2006	2005	2004
	(in thousands)
Other Income	$8,169	$4,619	$3,437

Other income for the year ended December 31, 2006 increased $3.6 million from 2005, and $1.2 million in 2005 versus 2004, primarily due to an increase in interest income resulting from higher average interest rates on investments.

Income Taxes. There was no provision for income taxes in 2006, 2005 or 2004, due to pre-tax losses of $2.6 million, $19.4 million and $10.3 million, respectively.

Share-Based Compensation. We adopted FAS 123R on January 1, 2006. Prior to the adoption, we disclosed such expenses on a pro forma basis in the notes to our financial statements. For the year ended December 31, 2006, we recorded approximately $3.7 million of share-based compensation expense, of which $1.6 million was included in research and development expense and $2.1 million was included in general and administrative expense. The adoption of FAS 123R resulted in an increase in net loss per share of $0.08 for the year ended December 31, 2006. (See Note 11 “Capital Stock” in our Notes to Consolidated Financial Statements.)

Net Loss. For the year ended December 31, 2006, we recorded a net loss of $2.6 million, or $0.06 net loss per share, compared to a net loss of $19.4 million, or $0.43 net loss per share for same period in 2005. The decrease in net loss in 2006 was due primarily to increased revenue associated with Xolair and the one-time acquired in-process research and development expense for the purchase of the tissue factor antagonist program in 2005. The net loss increased to $19.4 million in 2005 or $0.43 net loss per share, as compared to $10.3 million or $0.23 net loss per share in 2004. The increase in net loss in 2005 was due primarily to the acquired in-process research and development expense for the purchase of a tissue factor antagonist program, re-commissioning costs associated with our San Diego manufacturing facility and the increase in other research and development expenses. This was partially offset by increased revenue associated with Xolair.

Liquidity and Capital Resources

We have financed our operations since inception primarily through sales of equity securities, development and licensing fee revenues, interest income and, beginning in 2003, revenue related to Xolair. During the year ended December 31, 2000, we sold approximately 8.6 million shares of common stock in an initial public offering for net proceeds of $225.8 million. As of December 31, 2006, we had $185.1 million in cash, cash equivalents and investments, of which $173.2 million were classified as current assets.

Cash, cash equivalents and investments increased by $20.6 million for the year ended December 31, 2006 to $185.1 million from $164.5 million at December 31, 2005. The net increase in funds was attributed primarily to the receipt of a one-time net milestone payment of $12.8 million based on Xolair achieving sales of more than $300 million for the first time, and Xolair royalty, profit sharing and manufacturing rights revenue received in 2006, partially offset by the funding of operating activities.

Net cash provided by operating activities was $17.5 million for the year ended December 31, 2006 compared to net cash used in operating activities of $17.3 million for 2005. The increase in cash during 2006 was due primarily to the receipt of the one-time Xolair net milestone payment of $12.8 million and Xolair royalty, profit sharing and manufacturing rights revenue received. The 2005 use of cash was comprised mainly of a net loss of $19.4 million and an increase in receivables and other assets of $22.8 million related to the Xolair milestone, offset by acquired in-process research and development of $13.7 million.

Net cash used in investing activities was $16.2 million for the year ended December 31, 2006 compared to net cash provided by investing activities of $62.3 million for 2005. In 2006, investment purchases exceeded maturities by $13.8 million, compared to an excess investment maturities over purchases of $74.0 million in 2005. In 2005, $6.0 million of cash was paid for acquired in-process research and development and $5.6 million was used to purchase manufacturing assets from Biogen Idec.

Net cash provided by financing activities was $6.2 million for the year ended December 31, 2006 compared to net cash used in financing activities of $3.6 million for 2005. The increase in net cash from financing activities during 2006 was due to stock option exercises, while the decrease in cash for 2005 was due to the repayment of a note to a bank of $5.0 million partially offset by an increase in cash of $1.4 million from stock option exercises.

Pursuant to a Lease Assignment and Asset Purchase Agreement dated December 9, 2004, between Biogen Idec and Tanox, on January 10, 2005, Tanox acquired from Biogen Idec certain manufacturing, process development and quality control equipment, related documentation and furniture and fixtures housed in a 76,000 square foot leased facility located in San Diego, California. The Company paid Biogen Idec approximately $5.6 million for the assets and allocated $4.6 million as property, plant and equipment and $1.0 million as an intangible asset for manufacturing equipment documentation, included in other assets on the balance sheet. Tanox also agreed to assume the obligations of Biogen Idec under a lease for the facility, which extends until September 30, 2011. The lease has two five-year extension options and escalating annual lease payments of approximately 4%. As partial consideration for our agreement to the extension of the lease term to September 30, 2011, Biogen Idec agreed to make two payments to us, each in the amount of $2.4 million, on September 30, 2007 and November 30, 2008. We expect the total lease obligation of Tanox for this lease assignment through 2011, net of the Biogen Idec payments, will be approximately $24.6 million.

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

Tanox and a third party manufacturer began discussions in the fourth quarter of 2004 related to revisions to a manufacturing and supply agreement because we determined that we would produce TNX-355 clinical trial materials in the newly-leased San Diego manufacturing facility. In February 2005, a letter agreement with the third party manufacturer was reached to suspend all provisions of the manufacturing and supply agreement for a period to be determined by us, but not to exceed 30 months. Under the terms of the letter agreement, Tanox paid a total of $1.7 million, and recorded $1.4 million as prepaid expense which would have been creditable against future work performed by the third party manufacturer on or before August 30, 2007, subject to certain limitations. During the period ended September 30, 2006, we expensed the $1.4 million as it is unlikely that we will have contract manufacturing needs for TNX-355 before August 2007.

On February 25, 2004, Tanox, Genentech and Novartis entered into the TCA to settle all then outstanding litigation and arbitrations among the parties and to finalize the detailed terms of the three-party collaboration, begun in 1996, to develop and commercialize certain anti-IgE antibodies, including Xolair and TNX-901. Under the terms of the three-party collaboration agreement, Genentech and Novartis each reimbursed Tanox $3.3 million for a portion of its TNX-901 development costs, and Tanox relinquished any rights to manufacture Xolair in exchange for the right to receive payments tied to the quantity of Xolair produced.

We were engaged in litigation in connection with a fee dispute with the law firms that represented us in litigation with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. In 1999, an arbitration panel issued an award entitling the attorneys to receive (1) approximately $3.5 million, including interest, (2) payments ranging from 33-1/3% to 40% of the future milestone payments, in excess of the first $1 million, we would receive from Genentech following product approval, and (3) 10% of the royalties that we would receive on all sales of certain anti-IgE products, including Xolair. During the appeals process, we were required to place amounts in escrow to secure payment of the award, and had escrowed $9.7 million with the Harris County District Court as of December 31, 2003. These funds were released to the former attorneys in February 2004. The payment due to the attorneys in the amount of 10% of the royalties we receive on Xolair sales is required to be paid within 30 days of the end of each calendar quarter in which the royalty payments are received by Tanox. On February 7, 2007, the former attorneys filed with the Harris County District Court a Motion for Remand to the Arbitration Panel claiming: (i) that certain net profit interests payable by Novartis on sales of anti-IgE products in the U.S. fall within the award; and (ii) that they are entitled to additional fees related to certain manufacturing payments made to Tanox and the forgiveness by Novartis of certain debt owed by Tanox. We dispute the claims of the former attorneys.

In September 2002, we entered into a $16.0 million Revolving Line of Credit Note Agreement (LOC Agreement) with a bank. We repaid $5 million outstanding under the LOC Agreement and terminated the agreement on December 28, 2005. The company has alternative sources of capital at more favorable terms and determined not to replace or renegotiate the credit agreement at this time.

The following table represents Tanox’s contractual obligations as of December 31, 2006:

	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating Leases	$16,896	$1,944	$6,581	$8,371	—

Total	$16,896	$1,944	$6,581	$8,371	—

(1)

The table above includes non-cancelable future commitments and liabilities under agreements with third parties, and excludes contingent liabilities for which we cannot reasonably predict future payment amounts and timing. Therefore, this table excludes obligations relating to milestone and royalty payments which are contingent upon certain future events as described in our collaboration and license footnote (See Note 6). If all of the milestones were met, the Company would be required to make an aggregate of $11.7 million in additional product license fees and development milestone payments under the agreements described in Note 6.

Our current and anticipated development projects require substantial additional capital to complete. Although we generated positive cash flow from operations in 2006, we anticipate that if the merger agreement is not completed the amount of cash we need to fund operations, including research and development, manufacturing and other costs, and for capital expenditures, will increase in the future as our projects move from research to clinical development to commercialization. We may make additional acquisitions of businesses or intellectual property assets and also expect that we will need to expand our clinical development, manufacturing capacity, facilities, business development and marketing activities to support the future development of our programs. Based on cash projections, we expect that cash on hand and revenue from operations will be sufficient to fund our existing operations for at least the next four years. However, our future capital needs will depend on many factors, including the continued successful commercialization of Xolair, progress in our research and product development activities, the size and design of our clinical trials, commercialization activities, the costs and magnitude of product or technology acquisitions, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, establishing additional collaboration and licensing arrangements, potential merger and acquisition activities, potential litigation surrounding any of the foregoing, and manufacturing scale-up costs and marketing activities, if we undertake those activities. Consequently, we may need to raise additional funds and we may issue additional shares of common stock or other equity securities.

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

Interest Rate Risk. Cash, cash equivalents and investments were approximately $185.1 million at December 31, 2006. These assets were primarily invested in investment grade corporate bonds, commercial paper, government agency securities and money market funds with maturities of less than three years, which we have the ability and intent to hold to maturity. We also invest in auction securities which are classified as available for sale securities. We do not invest in derivative securities. Although our portfolio and related interest income is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would actually be recognized in earnings unless we sell the asset.

ITEM 8.	Financial Statements and Supplementary Data

Tanox, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Tanox, Inc.

We have audited the accompanying consolidated balance sheets of Tanox, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tanox, Inc. and Subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, in 2006 Tanox, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in the Statement of Financial Standards No. 123(R), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tanox, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

March 12, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Tanox, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Tanox, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tanox, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that Tanox, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Tanox, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tanox, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2006 of Tanox, Inc. and Subsidiaries and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

March 12, 2007

TANOX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per share data)

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,150	$46,732
Short-term investments	119,079	106,228
Interest receivable	998	799
Accounts receivable	11,747	29,335
Accounts receivable from related party	1,887	122
Prepaid expenses and other	1,841	2,359

Total current assets	189,702	185,575

LONG-TERM INVESTMENTS	11,852	11,541

PROPERTY, PLANT AND EQUIPMENT, NET	29,227	31,214

OTHER ASSETS	1,327	1,606

Total assets	$232,108	$229,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,379	$2,615
Accrued liabilities	7,133	4,913
Accrued arbitration award	2,393	8,967

Total current liabilities	10,905	16,495

LONG-TERM LIABILITIES:
Deferred Revenue	1,000	—

Total long-term liabilities	1,000	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 46,065,563 and 45,466,957 shares issued in 2006 and 2005, respectively; 45,510,863 shares and 44,912,257 shares outstanding in 2006 and 2005, respectively	461	455
Additional paid-in capital	341,771	331,822
Treasury stock, at cost; 554,700 shares in 2006 and 2005	(6,261)	(6,261)
Accumulated other comprehensive income	59	684
Accumulated deficit	(115,827)	(113,259)

Total stockholders’ equity	220,203	213,441

Total liabilities and stockholders’ equity	$232,108	$229,936

The accompanying notes are an integral part of these consolidated financial statements.

TANOX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	For the Year Ended December 31,
	2006	2005	2004
REVENUES:
Royalties, net	$38,218	$29,104	$13,240
Royalties from related party, net	1,942	258	71
Profit share from related party, net	6,710	1,139	—
Development agreements, license fees and manufacturing rights, net	7,205	14,132	3,725
Development agreements from related party, net	2,062	54	3,470

Total revenues	56,137	44,687	20,506

OPERATING COSTS AND EXPENSES:
Research and development	53,409	47,898	27,200
Acquired in-process research and development	—	13,680	—
General and administrative	13,465	7,152	7,033

Total operating costs and expenses	66,874	68,730	34,233

LOSS FROM OPERATIONS	(10,737)	(24,043)	(13,727)

OTHER INCOME (EXPENSES):
Interest income	8,271	4,954	3,754
Interest expense	—	(218)	(166)
Other, net	(102)	(117)	(151)

Total other income	8,169	4,619	3,437

NET LOSS	$(2,568)	$(19,424)	$(10,290)

NET LOSS PER SHARE – Basic and diluted	$(0.06)	$(0.43)	$(0.23)

SHARES USED IN COMPUTING NET LOSS PER SHARE — Basic and diluted	44,916	44,675	44,020

COMPREHENSIVE LOSS:
Net loss	$(2,568)	$(19,424)	$(10,290)
Foreign currency translation adjustment	4	3	—
Unrealized gain (loss) on available-for-sale securities	(629)	(497)	484

TOTAL COMPREHENSIVE LOSS	$(3,193)	$(19,918)	$(9,806)

The accompanying notes are an integral part of these consolidated financial statements.

TANOX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2006, 2005 and 2004

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
BALANCES, December 31, 2003	44,470,446	$445	$311,324	$(6,261)	$694	$(83,545)	$222,657
Exercise of stock options, net	61,552	—	551	—	—	—	551
Stock option compensation to non-employees	—	—	54	—	—	—	54
Unrealized gain on available-for-sale securities	—	—	—	—	484	—	484
Capital contribution from forgiveness of loan principal and interest by related party	—	—	10,742	—	—	—	10,742
Net loss	—	—	—	—	—	(10,290)	(10,290)

BALANCES, December 31, 2004	44,531,998	445	322,671	(6,261)	1,178	(93,835)	224,198
Exercise of stock options, net	134,959	2	1,434	—	—	—	1,436
Stock option compensation to non-employees	—	—	45	—	—	—	45
Unrealized loss on available-for-sale securities	—	—	—	—	(497)	—	(497)
Common stock issued for purchase of in-process research and development	800,000	8	7,672	—	—	—	7,680
Foreign currency translation adjustment	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	(19,424)	(19,424)

BALANCES, December 31, 2005	45,466,957	455	331,822	(6,261)	684	(113,259)	213,441
Exercise of stock options, net	598,606	6	6,156	—	—	—	6,162
Stock option compensation to employees	—	—	3,695	—	—	—	3,695
Stock option compensation to non-employees	—	—	98	—	—	—	98
Unrealized loss on available-for-sale securities	—	—	—	—	(629)	—	(629)
Foreign currency translation adjustment	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	(2,568)	(2,568)

BALANCES, December 31, 2006	46,065,563	$461	$341,771	$(6,261)	$59	$(115,827)	$220,203

The accompanying notes are an integral part of these consolidated financial statements

TANOX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,568)	$(19,424)	$(10,290)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities -
Depreciation and amortization	4,441	3,922	2,609
Amortization of intangible	152	152	—
Compensation expense related to stock options	3,793	45	54
Loss on sale of equipment	—	—	39
Acquired in-process research and development	—	13,680	—
Changes in operating assets and liabilities -
(Increase) decrease in receivables and other assets	16,269	(22,812)	(5,319)
(Decrease) increase in current liabilities	(5,590)	7,140	(4,102)
Increase in long term liabilities	1,000	—	—

Net cash provided by (used in) operating activities	17,497	(17,297)	(17,009)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(179,364)	(198,365)	(249,139)
Maturities and sales of investments	165,573	272,326	252,844
Cash paid for acquisition of in-process research and development	—	(6,000)	—
Additions to property, plant and equipment	(2,454)	(9,630)	(8,949)
Purchase of intangible	—	(1,025)	—
Decrease in restricted cash	—	5,000	5,536

Net cash provided by (used in) investing activities	(16,245)	62,306	292

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable to bank	—	(5,000)	—
Proceeds from issuance of common stock	6,162	1,436	551

Net cash provided by (used in) financing activities	6,162	(3,564)	551

IMPACT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	4	3	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,418	41,448	(16,166)

CASH AND CASH EQUIVALENTS, beginning of year	46,732	5,284	21,450

CASH AND CASH EQUIVALENTS, end of year	$54,150	$46,732	$5,284

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Capital contribution from forgiveness of note payable by a related party	—	—	10,000
Capital contribution from forgiveness of interest by a related party	—	—	742
Common stock issued for purchase of in-process research and development	—	7,680	—
Unrealized gain (loss) on available-for-sale security	(629)	(497)	484
Cash paid during the year for interest	—	(218)	(127)

The accompanying notes are an integral part of these consolidated financial statements.

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

On November 9, 2006, we entered into an agreement and plan of merger with Genentech, Inc. (Genentech) and Green Acquisition Corporation, a wholly-owned subsidiary of Genentech, pursuant to which Genentech would acquire Tanox for approximately $919 million in cash. Under the terms of the agreement, Green Acquisition will merge with and into Tanox, and the stockholders of Tanox will receive $20.00 in cash for each share held, less any applicable withholding tax. In addition, each option to purchase Tanox common stock outstanding at the time of the merger will be canceled and the option holder entitled to receive a cash amount equal to the product of (i) the number of shares of Tanox common stock as to which the option remains unexercised, multiplied by (ii) the amount, if any, by which $20.00 exceeds the exercise price of the option, less any applicable withholding tax. The boards of directors of both companies and the stockholders of Tanox have approved the transaction, which remains subject to expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, the absence of a material adverse effect and the satisfaction of other customary closing conditions. We expect that the transaction will close within the first half of 2007.

Tanox entered into a development and licensing agreement with the predecessor to Novartis Pharma AG (Novartis) in May 1990, in which Tanox and Novartis agreed to jointly develop, produce and market certain products for IgE-mediated diseases, including asthma and allergy. Tanox received an initial milestone payment upon signing the agreement and has received additional milestone payments and reimbursement of designated expenses. Under separate agreements, Novartis purchased 6,373,732 shares of Tanox common stock and loaned Tanox $10.0 million for the construction of a pilot manufacturing facility. Under the terms of the Amended and Restated Development and Licensing Agreement, dated February 25, 2004, the principal and accrued interest on this loan were forgiven in full by Novartis and recorded by Tanox as a capital infusion. Because the shares owned by Novartis represent approximately 14.0% of Tanox’s outstanding common stock at December 31, 2006, Novartis is considered a related party in Tanox’s financial statements.

Tanox, Novartis and Genentech entered into a binding agreement-in-principle (Three-Party Collaboration) in July 1996 to combine their existing anti-IgE antibody programs into a cooperative effort to develop and commercialize selected anti-IgE antibodies. On June 20, 2003, Xolair was approved for treating adults and adolescents with moderate to severe persistent asthma by the Food and Drug Administration (FDA). Tanox receives royalty payments on net sales of Xolair pursuant to the Three-Party Collaboration, participates in Novartis’ net profits on Xolair in the U.S., shares net losses and net profits with Novartis on the development and commercialization of Xolair in certain far East countries and earns milestone payments upon the occurrence of specified development and commercialization events. Tanox relinquished any rights it had to manufacture Xolair and in exchange receives payments based on the quantity of Xolair produced, as defined in our collaboration agreement. Tanox, Novartis and Genentech finalized the detailed terms of the Three-Party Collaboration agreements in February 2004 with the execution of the Tripartite Cooperation Agreement (TCA).

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Tanox and its wholly owned subsidiaries, Tanox Pharma International, Inc. Tanox Biotech (Shanghai) Ltd. and Tanox West, Inc. Intercompany transactions and balances are eliminated in consolidation.

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

Cash Equivalents, Short-term and Long-term Investments

Cash equivalents consist of highly-liquid investments with original maturities of three months or less. Management determines the appropriate classification of its cash equivalents, short-term investments and long-term investments at the time of purchase. Investments consist of investment grade corporate bonds, commercial paper, certificates of deposit, auction-rate securities and government agency

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

securities with maturities of less than three years from the balance sheet date. Certain investments are classified as held-to-maturity and carried at amortized cost in the accompanying consolidated financial statements. The Company’s available-for-sale securities are stated at fair value based on the quoted market price of the investment. Unrealized gains and losses on available-for-sale securities are reported as other comprehensive income (loss), which is a separate component of stockholders’ equity.

Restricted Cash and Investments

Tanox was required to maintain restricted cash or investments to collateralize borrowings under a Revolving Line of Credit Note Agreement. We repaid the $5 million outstanding under the LOC Agreement and terminated the agreement on December 28, 2005.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash, cash equivalents and short-term investments, approximate fair value due to their short maturities (See Note 3. Investments).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash equivalents, short and long-investments in short and long-term securities and trade receivables. Cash equivalents and short and long-term investments consist of money market funds, investment grade corporate bonds, commercial paper, certificates of deposit, auction-rate securities and government agency securities. All cash, cash equivalents and short and long-term investments are maintained with financial institutions that management believes are credit worthy. The Company’s investment policy, approved by the Board of Directors, limits the amount the Company may invest in any one type of investment, thereby reducing credit risk concentrations. At December 31, 2006 and 2005, receivables from Genentech, a large biopharmaceutical company located in the U.S., were 86.0% and 99.6%, respectively, of total receivables. Revenues from Genentech for the same periods were 68.2% and 93.9%, respectively, of total revenues. The Company has not experienced any significant credit losses to date and, at December 31, 2006, management believes that the Company has no significant concentrations of credit risk.

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

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Property, plant and equipment balances at December 31, 2006 and 2005 are summarized below (in thousands):

	2006	2005
Land	$4,332	$4,332
Building and improvements	18,452	17,481
Manufacturing, laboratory and office equipment	24,637	22,553
Leasehold improvements	530	439
Furniture and fixtures	888	881
Construction in progress	1,270	2,009

	50,109	47,695
Less: Accumulated depreciation and amortization	(20,882)	(16,481)

Net property, plant and equipment	$29,227	$31,214

The estimated cost to complete the construction in progress projects at December 31, 2006 is $483,000.

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

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Net Loss Per Share

FAS No. 128, "Earnings Per Share," requires dual presentation of basic and diluted net loss per share (EPS). Basic EPS is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as basic EPS, except that diluted EPS reflects the potential dilution that would occur if outstanding options were exercised. Tanox incurred net losses for the years ended December 31, 2006, 2005 and 2004; therefore, all options outstanding for each of the years were excluded from the computation of diluted EPS because they would have been antidilutive.

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

Recent Accounting Pronouncement

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

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

and penalties, accounting for interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact, if any, this statement may have on our financial statements.

3. INVESTMENTS

Short-term and long-term investments at December 31, 2006 consist of the following (in thousands):

	Book Value	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Certificates of Deposit:
One year or less	$3,500	$—	$(3)	$3,497
Commercial Paper:
One year or less	3,179	—	—	3,179
Corporate Debt Securities:
One year or less	41,565	—	(30)	41,535
Greater than 1 year and less than 3 years	9,342	—	(14)	9,328
Euro Dollar Bonds:
One year or less	5,502	—	(3)	5,499
Greater than 1 year and less than 3 years	1,010	—	(2)	1,008
Government/Agency Securities:
One year or less	11,500	—	(43)	11,457
Greater than 1 year and less than 3 years	1,500	—	(4)	1,496

Total Securities held to maturity	77,098	—	(99)	76,999
Available-for-sale investments*	53,781	52	—	53,833

Total short- and long-term investments at December 31, 2006	$130,879	$52	$(99)	$130,832

*	For the year ended December 31, 2006, the fair value of our available-for-sale investments decreased by $629,000 and an unrealized loss is included as a component of stockholders’ equity.

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Short-term and long-term investments at December 31, 2005 consist of the following (in thousands):

	Book Value	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Certificates of Deposit:
One year or less	$3,000	$—	$(21)	$2,979
Commercial Paper:
One year or less	13,039	—	(3)	13,036
Corporate Debt Securities:
One year or less	15,056	—	(34)	15,022
Greater than 1 year and less than 3 years	2,525	—	(7)	2,518
Euro Dollar Bonds:
One year or less	2,536	—	(15)	2,521
Greater than 1 year and less than 3 years	3,016	—	(1)	3,015
Government/Agency Securities:
One year or less	27,500	—	(228)	27,272
Greater than 1 year and less than 3 years	6,000	—	(91)	5,909

Total Securities held to maturity	72,672	—	(400)	72,272
Available-for-sale investments*	44,416	681	—	45,097

Total short- and long-term investments at December 31, 2005	$117,088	$681	$(400)	$117,369

*	For the year ended December 31, 2005, the fair value of our available-for-sale investments decreased by $497,000 and an unrealized loss is included as a component of stockholders’ equity.

4. REVENUES

Royalties and Profit Sharing. Under its collaboration agreements with Genentech, Tanox receives a royalty on the net sales of Xolair worldwide and shares in Novartis’ net profits from Xolair sales in the U.S. Royalty revenue of $40.2 million and $29.4 million on the net sales of Xolair for the years ended December 31, 2006 and 2005, respectively, were calculated based on net sales reported to Tanox by Genentech and Novartis. Royalty revenue is net of amounts which are payable by Tanox to its former attorneys (see Note 12. Commitments and Contingencies).

Tanox recorded net profit sharing revenue of $6.7 million from Novartis for the fourth quarter of 2005 and the first three quarters of 2006, as the profit-sharing calculation is one quarter in arrears. We recorded net profit sharing revenue of $1.1 million in 2005, resulting from profits made in the first three quarters of 2005.

Novartis profit sharing and rest-of-world royalty payments are net of certain credits, all of which had been used at December 31, 2006.

Development Agreements, License Fees and Manufacturing Rights. For the year 2006, we recorded manufacturing rights revenue of $7.0 million, compared to manufacturing rights revenue of $1.1 million for the year 2005. Under the TCA, Tanox relinquished any rights to manufacture Xolair and in exchange receives payments based on the quantity of Xolair produced. Manufacturing rights revenue is based on the quantity of Xolair produced each quarter, as defined in our collaboration agreement, and is calculated and recorded one quarter in arrears.

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Development agreement revenue in 2006 also includes $1.0 million earned as reimbursement by Novartis of a portion of Tanox’s 2006 development costs for a high affinity anti-IgE program.

Development agreement revenue in 2005 includes $12.8 million in milestone revenue associated with Xolair annual sales achieving $300 million in the U.S. The $20.0 million gross milestone was reduced by $7.2 million which was due to our former attorneys under an arbitration award. Development agreement revenue for 2004 includes a one-time reimbursement of $6.6 million received under the terms of the TCA, representing reimbursement by Genentech and Novartis of a portion of the TNX-901 development costs incurred by Tanox in previous years.

5. ACQUISITIONS

Manufacturing Assets and Long-term Lease. Pursuant to a Lease Assignment and Asset Purchase Agreement dated December 9, 2004, between Biogen Idec, Inc. and Tanox, on January 10, 2005, Tanox acquired from Biogen Idec certain manufacturing, process development and quality control equipment, related documentation and furniture and fixtures housed in a 76,000 square foot leased facility located in San Diego, California. The Company paid Biogen Idec approximately $5.6 million for the assets and allocated $4.6 million as property, plant and equipment and $1.0 million as an intangible asset for manufacturing equipment documentation, included in other assets on the balance sheet. The gross carrying amount and accumulated amortization for the intangible asset is $1.0 million and $304,000 respectively. The weighted average amortization period is 81 months. The Company’s estimated straight-line amortization expense related to the intangible is $721,000 for the next five years.

Tanox also agreed to assume the obligations of Biogen Idec under the triple net lease for the facility, which extends until September 30, 2011. The lease has two five-year extension options with escalating annual lease payments of approximately 4%. As partial consideration for Tanox’s agreement to the extension of the lease term to September 30, 2011, Biogen Idec agreed to make two payments to Tanox, each in the amount of approximately $2.4 million, on September 30, 2007 and November 30, 2008. We expect the total future lease obligation of Tanox for this lease assignment through 2011, net of the Biogen Idec payments, will be approximately $16.8 million.

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

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

was $13.7 million, including the $6 million paid in cash. As of the acquisition date, the acquired program was still in early development stage, had not reached technological feasibility and had no alternative future use. Accordingly, the Company recorded the $13.7 million purchase price as an acquired in-process research and development expense in the first quarter of 2005.

6. COLLABORATION AND LICENSE AGREEMENTS

Genentech Inc. and Novartis Pharma, AG. In 1990, Tanox entered into a Development and Licensing Agreement with Ciba Geigy, AG (now Novartis Pharma AG) to jointly develop anti-IgE antibodies to treat allergic diseases. In connection with the settlement of a lawsuit in 1996, Genentech joined the collaboration for the purpose of developing certain anti-IgE antibodies. Under the collaboration agreements Tanox may receive up to an additional $3.0 million in Xolair-related milestone payments of which $1.5 million would be creditable against future royalty payments. If a second drug were to be developed under the collaboration, Tanox could be eligible for additional net milestone payments of $10.5 million.

In the U.S., Tanox receives royalties on sales of Xolair and other collaboration products and receives a share of Novartis’ net profits on these sales. Tanox also receives royalties from Novartis on sales of Xolair in Europe and the rest of the world. Tanox shares equally with Novartis the net profits and the net losses from the development and commercialization of Xolair and other collaboration products in China, Hong Kong, Korea, Singapore and Taiwan (East Asia). Novartis profit sharing and rest-of-world royalty payments are net of certain credits, all of which had been used at December 31, 2006. In addition, 10% of all royalties received by Tanox from sales of Xolair and certain other collaboration products will be payable to Tanox’s former attorneys, up to a maximum of $300.0 million, as a result of the arbitration award (see Note 12. Commitments and Contingencies).

Novartis and Genentech are responsible for manufacturing Xolair and other selected anti-IgE products worldwide. Under the terms of the three-party collaboration agreement, Tanox relinquished any rights it had to manufacture Xolair and in exchange receives payments based on the quantity of Xolair produced, as defined in our collaboration agreement.

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

Biogen Idec, Inc. In 1998, Tanox entered into an agreement to license from Biogen, Inc. (now Biogen Idec, Inc.) its anti-CD4 monoclonal antibody (renamed TNX-355) and intellectual property on an exclusive worldwide basis. Biogen Idec owns issued U.S., European, Canadian and Australian patents and has pending applications in Japan, which cover our TNX-355 product. The Company paid Biogen Idec a license fee and agreed to make additional development milestone payments and royalty payments to Biogen Idec based on annual net sales revenue levels. If certain milestones are met, the Company may make up to an aggregate of $1.4 million (or $10.4 million in the event Tanox merges or affiliates with a company similar in size to Biogen) in product license fees and development milestone payments under this agreement, of which the Company has paid $200,000. The remaining development milestones will be due upon the commencement of a Phase III clinical or equivalent pivotal trial, at the filing of a BLA and at regulatory approval as a licensed product. If commercialized, tiered royalty payments will be due to Biogen Idec based on annual net sales volume. The license terminates on a country-by-country basis on the later of the expiration of 12 years following the first commercial product sale or the expiration or invalidity of applicable patents.

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Wyeth. In November 2003, the Company entered into cross licensing agreements with Wyeth Pharmaceuticals, a division of Wyeth, with respect to patent rights covering a new class of drugs for the treatment of osteoporosis and/or other non-oncologic bone-related diseases or disorders. Under the agreements, Wyeth received a license under Tanox patents to develop a small molecule-based drug, and Tanox received a license under Wyeth’s patent applications to develop an antibody-based drug. The research is based on a Tanox patented proprietary target gene. Tanox may receive development milestones from Wyeth for products developed by it in primary and expanded treatment indications and for regulatory approval in the United States and other countries. If commercialized, royalty payments will be due to Tanox based on annual net sales. Wyeth will be entitled to a milestone payment if Tanox receives regulatory marketing authorization in the United States for an antibody-based product and royalty payments on annual net sales.

Dyax Corp. In November 2004, the Company entered into an agreement with Dyax Corp. (Dyax) to obtain a non-exclusive license to its proprietary antibody phage display libraries. The Dyax libraries serve as a tool to help Tanox identify fully human monoclonal antibodies that bind with high specificity and affinity to its targets. Under the terms of the agreement, Dyax received an up front license fee of $900,000 and receives annual technology license fees. Dyax will be entitled to clinical milestone payments if clinical trials are conducted and, if commercialized, tiered royalties on annual net sales of products based on antibodies identified from the Dyax libraries.

7. ACCRUED LIABILITIES

Accrued liabilities at December 31, 2006 and 2005, consist of the following (in thousands):

	2006	2005
Payroll	$2,715	$2,082
Vacation	728	495
Property and franchise taxes	857	837
Legal and professional fees	791	504
Clinical trial costs	601	796
Other	1,441	199

	$7,133	$4,913

8. NOTES PAYABLE

Note Payable to Bank. Tanox borrowed $5.0 million in September 2002 from a bank under a $16.0 million Revolving Line of Credit Note Agreement (LOC Agreement). Tanox repaid $5.0 million outstanding under the LOC Agreement and terminated the agreement on December 28, 2005. The Company determined not to replace or renegotiate the credit agreement.

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

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

9. INCOME TAXES

Tanox’s pretax loss consists of the following (in thousands):

	2006	2005	2004
U.S.	$(557)	$(13,358)	$(2,821)
Foreign	(2,011)	(6,066)	(7,469)

	$(2,568)	$(19,424)	$(10,290)

For 2006, 2005 and 2004 the effective income tax provision varied from that computed at the statutory federal income tax rate of 35% primarily due to an increase in the valuation allowance and nondeductible foreign losses. Foreign pretax losses relate to Tanox wholly owned subsidiaries.

Significant components of Tanox’s deferred tax assets at December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Federal NOL carryforwards	$35,344	$34,878
Foreign NOL carryforwards	—	10,972
Research and development tax credit	6,512	4,893
Alternative minimum tax credit	20	20
Accruals not currently deductible	829	378
Deferred revenue	350	—
Non-qualified stock options	980	—
Capitalized research	—	875
Other, net	431	302

Total deferred tax assets	44,466	52,318
Differences in book and tax depreciation	(497)	(558)
Deferred tax valuation allowance	(43,969)	(51,760)

Net deferred taxes	$—	$—

At December 31, 2006, Tanox had federal regular tax NOL carryforwards and alternative minimum tax NOL carryforwards of approximately $101.0 million and $97.1 million, respectively, which will begin to expire in 2019. Additionally, Tanox has an unused U.S. research and development tax credit carryforward at December 31, 2006, of approximately $6.5 million, which began to expire in 2002. Tanox also has alternative minimum tax credit carryforwards of approximately $20,000 as of December 31, 2006 and 2005. As Tanox has incurred cumulative losses to date and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the net deferred tax asset at December 31, 2006 and 2005. Tanox’s valuation allowance decreased to $44.0 million at December 31, 2006. Approximately $15.1 million of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred compensation expense.

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

10. LEASE OBLIGATIONS

Tanox leases equipment and a manufacturing facility under non-cancelable operating leases. These leases expire at various dates through 2011. Future minimum lease obligations under non-cancelable leases at December 31, 2006, are as follows (in thousands):

Year ending December 31-
2007	$1,944
2008	2,039
2009	4,542
2010	4,723
2011 and thereafter	3,648

Total	$16,896

Tanox incurred rent expense of $3.9 million, $3.8 million and $171,000 in 2006, 2005 and 2004, respectively.

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

In May 2005, Tanox Biotech (Shanghai), Ltd, a wholly owned subsidiary of Tanox Pharma International, Inc. entered into an agreement with the Institute of Health Science in Shanghai, China, to establish a joint research laboratory. The total lease obligation under this agreement, which expires in April 2008, is $240,000.

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

Stockholder Rights Agreement

On July 27, 2001, the board of directors of Tanox declared a dividend of one right for each outstanding share of the common stock at the close of business on August 10, 2001. Each right entitles the registered holder to purchase a unit consisting of one one-hundredth of a share (a Fractional Share) of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $140 per Fractional Share, subject to adjustment. The rights generally become exercisable if an acquiring party accumulates 20% or more of the common stock and, in such event, the holders of the rights (other than the acquiring person) would be entitled to purchase either Tanox’s stock or shares in an acquiring entity at half of market value. Tanox is generally entitled to redeem the rights at $0.01 per right at any time until the tenth day following the time the rights become exercisable. The rights will expire on August 10, 2011.

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

On November 9, 2006, the Company amended the Rights Agreement between Tanox and American Stock Transfer & Trust Company, as Rights Agent, to permit the execution and performance of the merger agreement with Genentech and Green Acquisition Corp, including consummation of the merger, without triggering the separation or exercise of the rights or any adverse event under the rights agreement.

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

The Company adopted FAS 123R on January 1, 2006 using the modified prospective transition method which requires that share-based compensation is recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date. For the year ended December 31, 2006, the Company recorded approximately $3.7 million of share-based compensation expense, of which $1.6 million was included in research and development expense and $2.1 million was included in general and administrative expense. Included in the general and administrative expense for the year ended December 31, 2006, was $239,000 related to the acceleration of vesting of options previously granted to our board of directors and $340,000 related to the 2006 annual grant options to our board of directors, which vested immediately on the grant date. The adoption of FAS 123R resulted in an increased loss of $0.08 per share on the Company’s net income or loss per share for the year ended December 31, 2006. The adoption of FAS 123R had no impact on cash flow from operations and cash flow from financing activities for the year ended December 31, 2006. Share-based compensation for all non-vested options outstanding as of December 31, 2006 was $7.4 million, which will be recognized over a weighted-average period of 1.6 years. The Company amortizes share-based compensation expense on a straight-line basis over the expected life of the vesting period (See Note 15. Subsequent Events).

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company estimates the fair value of stock options at the date of the grant using the Black-Scholes-Merton option pricing model, with the following weighted average assumptions:

	Year ended December 31,
	2006	2005	2004
Risk-free interest rate	4.57% - 5.11%	4.30%	3.46%
Expected dividend yield	0%	0%	0%
Expected life	7 years	5 years	4 years
Expected volatility	62% - 63%	64%	69%
Expected forfeiture rate	31%	10%	8%

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

Prior to the adoption of FAS 123R on January 1, 2006, Tanox accounted for its share-based compensation expense under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method described in APB Opinion No. 25, no compensation expense was recognized if the exercise price of the employee stock option equaled the market price of the underlying stock on the date of grant. Assuming the compensation cost for the stock option plans had been determined pursuant to the fair value method under FAS No. 123, Tanox’s pro forma net loss for the years ended December 31, 2005 and 2004 would have been as follows (in thousands, except per share data):

	Year ended December 31,
	2005	2004
Net loss:
As reported	$(19,424)	$(10,290)
Stock option compensation expense if the fair value method had been applied	(5,915)	(5,282)

Pro forma net loss	$(25,339)	$(15,572)

Loss per share – Basic and Diluted
As reported	$(0.43)	$(0.23)
Pro forma	$(0.57)	$(0.35)

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2006, the Company has the following share-based compensation plans:

The 1987 Stock Option Plan (the 1987 Plan) was established to cover key employees, officers and directors of Tanox. Under the terms of the 1987 Plan, as amended, the number of shares of common stock eligible for issuance was 4,320,000. Options issued under the 1987 Plan were generally granted at a purchase price equal to the fair market value at the date of grant, generally expired ten years after date of grant and were generally completely exercisable five years after the grant date. At December 31, 2006, options to purchase 20,000 shares of common stock were outstanding under the 1987 Plan. The 1987 Plan expired in 1997.

The 1997 Stock Plan (the 1997 Plan) was established to grant options to purchase up to 8,000,000 shares of common stock to employees, directors, advisors and consultants. The 1997 Plan provides for several types of grants including incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, stock purchases and performance units. Incentive stock options provide the right to purchase common stock at a price not less than 100% of the fair value of common stock on the date of the grant. Non-qualified stock options provide the right to purchase common stock at a price not less than 50% of the fair value of the common stock on the date of the grant. The options granted under the 1997 Plan generally expire ten years after date of grant. Options granted under the 1997 Plan prior to February 2004 are generally completely exercisable five years after the grant date, while options granted in February 2004 and after are generally completely exercisable four years after the grant date. At December 31, 2006, options to purchase 2,158,000 shares of common stock were outstanding under the 1997 Plan, and 4,995,467 shares were available for future grants. The 1997 Plan will expire on October 31, 2007.

The 1992 Non-Employee Directors Stock Option Plan (the 1992 Directors Plan) was established to grant options to purchase up to 480,000 shares of common stock to non-employee directors of the Company. Options granted under the 1992 Directors Plan generally vested one-third annually from the date of grant and generally expired ten years from the date of grant. The exercise price of the options granted was determined by a committee appointed by Tanox’s board of directors. At December 31, 2006, options to purchase 17,500 shares of common stock were outstanding under the 1992 Directors Plan. The 1992 Directors Plan expired in 2002.

The 2000 Non-Employee Directors’ Stock Option Plan (the 2000 Directors Plan) was established to grant options to purchase up to 500,000 shares of common stock to non-employee directors of the Company. Under the terms of the 2000 Directors Plan, as amended, non-employee directors receive, upon initial election to the Board, an option to acquire 20,000 shares of common stock. Following each annual meeting of stockholders at which directors are elected, the non-employee directors continuing in office receive options to acquire 10,000 shares of common stock. New directors who received their initial option grant within six months prior to the first annual meeting after their appointment would not be eligible for an option following such meeting. All grants under the 2000 Directors Plan have a term of ten years, are issued at fair market value and vest 1/36 per month from the date of grant over three years, in the case of the 20,000-share initial grant options, or immediately, in the case of the 10,000-share annual grant options. At December 31, 2006, options to purchase 234,900 shares of common stock were outstanding under the 2000 Directors Plan, and 247,800 shares were available for future grants.

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes stock option transactions since December 31, 2003:

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Outstanding, December 31, 2003	2,049,512	$1.04 – 48.00	$17.24
Granted	687,465	13.31 – 18.34	15.94
Exercised	(61,552)	1.04 – 17.52	9.00
Canceled	(287,019)	8.06 – 47.31	24.42

Outstanding, December 31, 2004	2,388,406	4.06 – 48.00	16.21
Granted	855,350	9.40 – 16.91	11.93
Exercised	(134,959)	4.06 – 16.55	10.64
Canceled	(707,488)	8.06 – 36.31	16.74

Outstanding, December 31, 2005	2,401,309	7.50 – 48.00	14.84
Granted	824,065	12.53 – 20.55	17.56
Exercised	(598,606)	7.50 – 17.52	10.29
Canceled	(196,368)	8.06 – 27.96	14.82

Outstanding, December 31, 2006	2,430,400	$7.50 – 48.00	$16.88

Exercisable, December 31, 2006	1,067,521	$7.50 – 48.00	$18.80

The following table summarizes information about fixed-price stock options outstanding at December 31, 2006:

	Options Outstanding at December 31, 2006			Options Exercisable at December 31, 2006
Range of Exercise Prices	No. of Shares Subject to Options	Weighted Average Remaining Contractual Life (in Yrs)	Weighted Average Exercise Price	No. of Shares Subject to Exercisable Options	Weighted Average Exercise Price
$ 7.50 – 10.00	266,524	6.29	$8.60	144,159	$8.59
$10.01 – 12.50	380,105	7.89	11.77	140,725	11.72
$12.51 – 15.00	505,832	7.59	13.73	251,786	13.99
$15.01 – 20.00	1,067,139	7.83	17.80	332,551	16.82
$20.01 – 48.00	210,800	4.11	39.47	198,300	40.66

	2,430,400	7.30	16.88	1,067,521	18.80

The number and weighted average fair value of options granted in 2006, 2005 and 2004 is as follows:

	2006		2005		2004
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Option exercise price equals fair market value	824,065	$11.61	855,350	$11.93	687,465	$15.94
Option exercise price greater than fair market value	—	$—	—	$—	—	$—
Option exercise price less than fair market value	—	$—	—	$—	—	$—

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes nonvested stock option activity for the year ended December 31, 2006:

	Number of Shares	Weighted Average Fair Value
Nonvested, December 31, 2005	1,267,222	$7.27
Granted	824,065	11.61
Vested	(583,916)	7.72
Forfeited	(144,492)	8.02

Nonvested, December 31, 2006	1,362,879	$9.63

Reserved Shares

The Company has reserved shares of common stock for future issuance of stock options under plans, all of which have been approved by stockholders, as follows at December 31, 2006:

Outstanding options	2,430,400
Reserved for future grants	5,243,267

7,673,667

12. COMMITMENTS AND CONTINGENCIES

Tanox had been engaged in litigation in connection with a fee dispute with the law firms that represented the Company in litigation with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award entitling the attorneys to receive (1) approximately $3.5 million, including interest, (2) payments ranging from 33- 1/3% to 40% of the future milestone payments, in excess of the first $1 million, Tanox would receive from Genentech following product approval and (3) 10% of the royalties that Tanox would receive on sales of certain anti-IgE products, including Xolair. The 10% of royalties received by Tanox is required to be paid to the attorneys within 30 days of the end of the calendar quarter in which the royalty payments are received by Tanox. At December 31, 2006, Tanox had an accrued liability of $2.4 million with respect to amounts that would be payable to the attorneys on royalties received or receivable by Tanox on net sales of Xolair. On February 7, 2007, the former attorneys filed with the Harris County District Court a Motion for Remand to the Arbitration Panel claiming: (i) that certain net profit interests payable by Novartis on sales of anti-IgE products in the U.S. fall within the award; and (ii) that they are entitled to additional fees related to certain manufacturing payments made to Tanox and the forgiveness by Novartis of certain debt owed by Tanox. We dispute the claims of the former attorneys. The Court has not yet ruled on the Motion, nor has a hearing been held.

On December 5, 2006, a purported class action petition was filed in the District Court of Harris County, Texas in connection with the proposed acquisition of Tanox by Genentech. The petition (captioned Superior Partners v. Nancy T. Chang, Julia Brown, Heinz W. Bull, Tse-Wen Chang, Gary Frashier, Osama Mikhail, Peter G. Traber, Danong Chen, Tanox, Inc., Genentech, Inc. and Green Acquisition Corporation, Case No.2006-77015) names Tanox and the current members of the Tanox board of directors as defendants. The petition also names Genentech and Green Acquisition Corporation as defendants. Among other things, the petition alleges that Tanox’s directors, in approving the proposed merger, breached fiduciary duties owed to Tanox stockholders, and that Genentech and Green Acquisition Corporation aided and abetted those alleged breaches of fiduciary duty. The petition also alleges that the preliminary proxy statement Tanox filed in connection with the merger on November 24, 2006 contains false or misleading statements or omissions. On December 19, 2006, Plaintiff amended the petition to

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

allege that the definitive proxy statement, filed by Tanox on December 7, 2006, contains false and misleading statements or omissions. The amended petition seeks class certification, damages and certain forms of equitable relief, including enjoining the consummation of the merger. Tanox and the other defendants believe the amended petition is without merit and intend to defend themselves vigorously.

401(k) Plan

Effective January 1, 1992, Tanox adopted a qualified retirement plan (the 401(k) Plan) covering all of Tanox’s U.S. employees who are at least 21 years of age and have completed at least 90 days of service with Tanox. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions by Tanox on behalf of all participants in the 401(k) Plan. Tanox’s matching contributions to the 401(k) Plan totaled approximately $515,000, $430,000 and $389,000 in 2006, 2005 and 2004, respectively.

13. GEOGRAPHIC AREAS

Tanox operates in a single business segment. Tanox's operations by geographic area for the years ended December 31, 2006, 2005 and 2004, are presented below (in thousands):

	Total Revenues	Net Loss	Identifiable Assets
Year Ended December 31, 2006-
Americas	$53,911	$(2,286)	$231,895
Europe	1,684	—	—
Asia	2	(282)	213
Rest of the world	540	—	—
Interarea eliminations	—	—	—

	$56,137	$(2,568)	$232,108

Year Ended December 31, 2005-
Americas	$44,359	$(19,351)	$229,656
Europe	212	—	—
Asia	1	(73)	280
Rest of the world	115	—	—
Interarea eliminations	—	—	—

	$44,687	$(19,424)	$229,936

Year Ended December 31, 2004-
Americas	$20,435	$(10,290)	$238,553
Europe	71	—	—
Asia	—	—	—
Interarea eliminations	—	—	—

	$20,506	$(10,290)	$238,553

See Note 2 for disclosure of major customers that comprise greater than 10% of total revenue.

Tanox, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

14. QUARTERLY FINANCIAL DATA (Unaudited) (in thousands except per share data)

	Three Months Ended
2006	March 31	June 30	September 30	December 31
Revenues	$9,815	$12,746	$15,293	$18,283
Income (loss) from operations	(6,940)	(4,197)	(1,809)	2,209
Net income (loss)	(5,181)	(2,273)	376	4,510
Net income (loss) per share:
Basic	(0.12)	(0.05)	0.01	0.10
Diluted	(0.12)	(0.05)	0.01	0.10

	Three Months Ended
2005	March 31	June 30	September 30	December 31
Revenues	$5,928	$7,378	$8,347	$23,034
Income (loss) from operations [1]	(21,425)	(6,459)	(4,570)	8,411
Net income (loss)	(20,462)	(5,417)	(3,383)	9,838
Net income (loss) per share:
Basic	(0.46)	(0.12)	(0.08)	0.23
Diluted	(0.46)	(0.12)	(0.08)	0.23

[1]	Income (loss) from operations for the three months ended March 31, 2005 includes $13.7 million in acquired research and development costs related to acquisition of the tissue-factor antagonist program.

15. SUBSEQUENT EVENTS

At a special meeting of stockholders held in Houston, Texas on January 15, 2007, the stockholders of Tanox voted to adopt the merger agreement providing for the merger of the Company and a wholly owned subsidiary of Genentech, Inc. Under the terms of the merger agreement, promptly following the closing of the merger, Tanox stockholders will receive $20.00 in cash for each share of Tanox common stock held. The merger is anticipated to close in the first half of 2007, subject to expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, the absence of a material adverse effect and satisfaction of other customary closing conditions. The proposed merger agreement was announced on November 9, 2006.

Under the terms of employee and director stock option agreements, the approval of the merger agreement was a change in control which resulted in all options outstanding under the agreements becoming fully vested on the date of the approval. The accelerated vesting of the options will result in a charge to stock compensation expense of $7.4 million in January 2007. The stockholder approval also constitutes a change in control as defined in the employment and change of control agreements between Tanox and its chairman of the board and executive officers.

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

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this annual report, as stated in their report which is included elsewhere herein.

Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The information regarding directors that is required by this item is incorporated by reference from the discussion in the Proxy Statement for our 2007 annual meeting of stockholders (Proxy Statement) captioned “Proposal 1 – Election of Directors” and “Beneficial Ownership Table”. Information concerning our executive officers is set forth under Part I of this Form 10-K.

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

The information that is required by this item, if any, is incorporated by reference from the discussion in the Proxy Statement captioned “Certain Relationships and Related Transactions”.

ITEM 14.	Principal Accounting Fees and Services

The information that is required by this item is incorporated by reference from the discussion in the Proxy Statement captioned “Principal Accounting Fees and Services”.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	1.	Index to Financial Statements.

		Report of Independent Auditors
		Consolidated Balance Sheets as of December 31, 2006 and 2005
		Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2006, 2005 and 2004
		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004
		Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
		Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules.

		All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

	3.	Exhibits.

2.1	Agreement and Plan of Merger by and among Genentech, Inc., Green Acquisition Corporation and Tanox, Inc. dated as of November 9, 2006.

3(i).1	Amended and Restated Certificate of Incorporation of the Registrant, as amended. (1)

3(i).2	Certificate of Designations of Series A Junior Participating Preferred Stock. (2)

3(ii).1	Bylaws of the Registrant, as currently in effect. (3)

4.1	Specimen of Common Stock Certificate, $.01 par value, of the Registrant. (1)

10.1	Stock Purchase Agreement, dated July 14, 1987, by and among the Registrant and Tse Wen Chang, Nancy T. Chang, Alafi Capital Company, Shireen Alafi, Joseph Heskel, Trustee for Christopher Alafi, and Invitron Corporation. (1)

10.2	License for Winter Patent, dated June 26, 1989, by and between Medical Research Council and the Registrant. (1) (4)

10.3	Amendment to the License for Winter Patent, dated February 9, 1990, by and between Medical Research Council and the Registrant. (1) (4)

10.4	Outline of Terms for Settlement of the Litigations Among Genentech, Inc., Genentech International, Ltd., the Registrant and Ciba-Geigy Limited Relating to Anti-IgE Inhibiting Monoclonal Antibodies, dated July 8, 1996. (1) (4)

10.5	Settlement and Cross-Licensing Agreement, dated July 8, 1996, by and between the Registrant and Genentech, Inc. and Genentech International Limited. (1) (4)

10.6	Amendment No. 1 to the Settlement and Cross-Licensing Agreement dated as of February 25, 2004, by and between Genentech, Inc. and the Registrant. (4) (5)

10.7	Settlement and Participation Agreement, dated July 8, 1996, by and between the Registrant and F. Hoffman-La Roche, Ltd., Hoffman-La Roche, Inc., Roche Holding Ltd. and Roche Holdings, Inc. (1) (4)

10.8	Tripartite Collaboration Agreement dated as of February 25, 2004, by and between Novartis Pharma AG, Genentech, Inc. and the Registrant. (4) (5)

10.9	Amended and Restated Development and Licensing Agreement dated as of February 25, 2004, by and between the Registrant and Novartis Pharma AG. (4) (5)

10.10	Ancillary Development and Licensing Agreement dated as of February 25, 2004, by and between the Registrant and Novartis Pharma AG. (4) (5)

10.11	License Agreement, dated June 1, 1998, by and between Biogen, Inc. and the Registrant. (1) (4)

10.12	Rights Agreement dated as of July 27, 2001 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A the form of Rights Certificate and as Exhibit B the Summary of Rights to Purchase Common Stock. (6)

10.13	Amendment to Rights Agreement dated as of November 9, 2006 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent. (7)

10.14	Lease Assignment and Asset Purchase Agreement dated December 9, 2004, by and between the Registrant and Biogen Idec, Inc. (8)

10.15	Fourth Lease Amendment and Assignment Agreement dated December 9, 2004 by and between TSI, L.P., Biogen Idec, Inc. and the Registrant, including the Lease Agreement dated July 9, 1992 by and between Torrey Sorrento, Inc. (TSI and n/k/a TSI, L.P.) and IDEC Pharmaceuticals Corporation (IDEC and n/k/a Biogen Idec, Inc.), First Amendment to Lease Agreement dated November 9, 1992 by and between TSI and IDEC, Second Amendment to Lease Agreement dated December 30, 1994 by and between TSI and IDEC, and Third Lease Amendment Agreement dated April 22, 2004 by and between TSI, L.P. and Biogen Idec, Inc. (8)

10.16	Asset Purchase and License Agreement dated March 25, 2005 among Tanox, Inc., Sunol Molecular Corporation and Altor Bioscience Corporation. (9)

10.17	Stockholder and Registration Rights Agreement dated March 31, 2005 among Tanox, Inc. and Sunol Molecular Corporation. (9)

10.18	Form of Indemnification Agreement between the Registrant and its officers and directors. (1) (10)

10.19	1987 Stock Option Plan of the Registrant, as amended. (1) (10)

10.20	1992 Non-employee Directors Stock Option Plan of the Registrant. (1) (10)

10.21	1997 Stock Plan of the Registrant. (1) (10)

10.22	First Amendment to the Tanox, Inc. 1997 Stock Plan. (10) (11)

10.23	2000 Non-Employee Directors' Stock Option Plan. (1) (10)

10.24	First Amendment to the 2000 Non-Employee Directors’ Stock Option Plan. (10) (12)

10.25	Second Amendment to the 2000 Non-Employee Directors’ Stock Option Plan. (8) (10)

10.26	Third Amendment to the 2000 Non-Employee Directors’ Stock Option Plan. (10) (13)

10.27	Fourth Amendment to the 2000 Non-Employee Director’s Stock Option Plan. (10)

10.28	Form of Stock Option Agreement (Officer Version). (8) (10)

10.29	Form of Stock Option Agreement (Director Version). (8) (10)

10.30	Form of Director Stock Option Agreement. (10) (14)

10.31	Employment Agreement between Tanox, Inc. and Danong Chen, Chief Executive Officer dated September 8, 2006. (10) (15)

10.32	Employment Agreement between Tanox, Inc. and Nancy T. Chang, Ph.D. dated September 12, 2006. (10) (15)

10.33	Benefits Waiver dated November 9, 2006, by and between the Registrant and Nancy T. Chang. (7) (10)

10.34	Form of Agreement Regarding Change of Control or Separation of Service dated September 8, 2006 (entered into between Tanox, Inc. and each of Edward Hu, Senior Vice President and Chief Operating Officer; Zhengbin Yao, Vice President – Research; Gregory Guidroz, Vice President – Finance; Katie-Pat Bowman, Vice President and General Counsel; Brain Kim, Vice President – Quality; and Hugo Santos, Vice President – Human Resources). (10) (15)

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 13a-14(a) and Rule 15d-14(a) of the Securities Act, as amended.

31.2	Certification of Vice President of Finance Pursuant to Section 13a-14(a) and Rule 15d-14(a) of the Securities Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Furnished Pursuant to 18 W.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form S-1 (no. 333-90625) and incorporated herein by reference.
(2)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K dated November 20, 2003.
(4)	Certain information in this exhibit is subject to a request for confidential treatment. In accordance with Rule 24b-2 under the Exchange Act, this information has been redacted and provided separately to the Securities and Exchange Commission.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K dated August 2, 2001.
(7)	Filed as an exhibit to our Current Report on Form 8-K dated November 16, 2006.
(8)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(10)	Management contract or compensatory plan.
(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.
(13)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference.
(14)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(15)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 16, 2007.

TANOX, INC.

By:	/s/ Danong Chen
Danong Chen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Danong Chen Danong Chen	President, Chief Executive Officer	March 16, 2007

/s/ Gregory P. Guidroz Gregory P. Guidroz	Vice President of Finance (Principal Financial and Accounting Officer)	March 16, 2007

/s/ Nancy T. Chang Nancy T. Chang	Chairman of the Board	March 16, 2007

/s/ Osama Mikhail Osama Mikhail	Director	March 16, 2007

/s/ Tse Wen Chang Tse Wen Chang	Director	March 16, 2007

/s/ Gary E. Frashier Gary E. Frashier	Director	March 16, 2007

/s/ Heinz W. Bull Heinz W. Bull	Director	March 16, 2007

/s/ Peter G. Traber Peter G. Traber	Director	March 16, 2007

/s/ Julia R. Brown Julia R. Brown	Director	March 16, 2007