Form 10-K/A
period 2006-12-31
TANOX INC
filed 2007-04-30
CIK 1099414

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

10301 Stella Link, Houston, Texas 77025

(Address of principal executive offices)

713-578-4000

(Registrant’s telephone number, including area code)

Securitie Registered Pursuant to Section 12(b) of the Act:	None

Securities Registered Pursuant to Section 12(g) of the Act:	Common Stock, $.01 par value Preferred Share Purchase Rights

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

The aggregate market value of the registrant’s common stock held by nonaffiliates as of June 30, 2006 was $351,830,304.

Number of shares of outstanding common stock as of April 25, 2007: 45,695,605.

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K/A (Form 10-K/A) is being filed to amend our Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 16, 2007 (Original Filing). This Form 10-K/A amends and restates Part III, Items 10, 11, 12, 13, and 14, in their entirety. The remainder of the Original Filing is unchanged and is not reproduced in this Form 10-K/A. Except as otherwise indicated, this Form 10-K/A speaks as of the date of the Original Filing and reflects only the changes discussed above. No other information in the Original Filing, including our financial statements and the notes to the financial statements, has been modified or updated in any way.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Biographical Information Regarding our Directors

Set forth below is certain information with respect to the members of our Board of Directors:

Dr. Nancy T. Chang, 57, is one of our co-founders and has been a member of our Board since 1986. She served as our President since our organization in March 1986 and as our Chief Executive Officer since June 1990 until February 2006, when she became our Chairman of the Board. From 1986 to 1992, Dr. Chang served as an Associate Professor at Baylor College of Medicine in the Division of Molecular Virology. Between 1981 and 1986, Dr. Chang was employed by Centocor, Inc., serving as the Director of Research, Molecular Biology Group, from 1984 to 1986. From 1980 to 1981, she was employed by Roche Institute of Molecular Biology. Dr. Chang received her Ph.D. in biological chemistry from Harvard University.

Dr. Tse Wen Chang, 59, is one of our co-founders and has been a member of our Board since 1986. He served as our Vice President of Research and Development and Chief Scientific Officer from March 1986 until January 1997 when he resigned that position to assume the position of Dean of the College of Life Sciences at National Tsing Hua University in Hsinchu, Taiwan. Dr. Chang served as a professor of that university until January 2006, when he was appointed as a Distinguished Research Fellow, Genomic Research Center, Academia Sinica. From May 2000 until March 2003, Dr. Chang was President of the Development Center for Biotechnology, a non-profit research organization that promotes biotechnology in Taiwan. Dr. Chang was a professor at Baylor College of Medicine in the Division of Molecular Virology from 1986 to 1991. Dr. Chang obtained his Ph.D. from Harvard University in cell and developmental biology.

Dr. Osama I. Mikhail, 59, has been a member of our Board since 1994. He was appointed Senior Vice President, Strategic Planning of the University of Texas, Health Science Center, effective February 1, 2007, and has served as a Professor of Management and Policy Sciences at the University of Texas, School of Public Health, in the Texas Medical Center, Houston, Texas, since 1989. From 1998 until January 2007, he served as Senior Vice President and Chief Strategic Officer of St. Luke’s Episcopal Health System, and also served in that capacity from 1992 through 1994. Dr. Mikhail served as non-executive Chairman of the Board of Directors of Tanox from November 2003 until February 2006, and has served as the Vice Chairman of Tanox’s Board of Directors since then. Dr. Mikhail received an MBA from the University of Pennsylvania’s Wharton School and an M.S. and Ph.D. from the Graduate School of Industrial Administration, Carnegie-Mellon University.

Dr. Heinz W. Bull, 68, joined our Board in 2000. Dipl.Kfm. Bull served as the Chief Executive Officer of the pharmaceutical division (ALTANA Pharma AG, formerly Byk Gulden Lomberg GmbH

(ALTANA Pharma)) of ALTANA AG, a strategic management holding company based in Germany, and member of the Executive Board of ALTANA AG, from January 1988 until December 31, 1999. Since January 1, 2000, he has been a non-executive director of ALTANA Pharma and CEO of ALTANA Innovationfonds GmbH, a corporate venture capital fund investing in start-up companies and consulting such companies primarily in technology projects. He served in various other capacities at Byk between 1972 and 1988, including Vice President of International Operations, and General Manager of both the Austrian and Italian operating companies. Dipl.Kfm. Bull is a member of the Executive Board of Recordati Industria Chimica SpA, an international pharmaceutical company based in Italy, and serves on its Audit and Compensation Committees. He is also a member of the Supervisory Board of Sunways AG, a manufacturing company of photovoltaic cells based in Germany, and he serves as Chairman of its Audit Committee. Dipl.Kfm. Bull received his Economics degree from the University of Mannheim, Germany. He has been an associate professor for international marketing at Dornbirn (Austria) University of Applied Sciences since 2000.

Dr. Peter G. Traber, 52, has been a director of the Company since 2004. Dr. Traber has served as President and Chief Executive Officer and a Professor of Medicine at Baylor College of Medicine since March 2003. From March 2001 to February 2003, he served as Senior Vice President for Clinical Development & Medical Affairs and Chief Medical Officer at GlaxoSmithKline (GSK), where he was responsible for worldwide clinical development programs for GSK’s Phase II-IV portfolio. He was Senior Vice President, Clinical Pharmacology and Experimental Medicine at SmithKline Beechum from September 2000 until the merger with Glaxo Wellcome in March 2001. From February 2000 until September 2000, Dr. Traber was Chief Executive Officer of the University of Pennsylvania Health System in Philadelphia. During that time he also served as Interim Dean for the University of Pennsylvania School of Medicine after serving as Chair of the Department of Internal Medicine at the school from July 1997 to February 2000. Dr. Traber received his M.D. at Wayne State Medical School in Detroit in 1981, and served a residency in internal medicine at Northwestern University Medical School in Chicago, where he also did a fellowship in gastroenterology.

Julia R. Brown, 59, joined our Board in 2005 and has been a strategic consultant to the life sciences industry since 2003. She served as Executive Vice President of Amylin Pharmaceuticals, Inc. from June 2000 until 2003, and continues to serve as an advisor to the CEO of that company. From 1995 through 1999, she served as Executive Vice President of Dura Pharmaceuticals, Inc. and, before that, spent over 25 years with Eli Lilly and Company, a pharmaceutical company, in progressively more senior roles. Ms. Brown is a member of the Board of Directors of Laborpharm, Inc., a publicly traded specialty pharmaceutical company based in Montreal, and serves as chairman of its Compensation Committee. Ms. Brown is a graduate of Louisiana Tech University where she studied microbiology and biochemistry.

Dr. Danong Chen, 46, was promoted to President, Chief Executive Officer and a member of the Board of Directors of Tanox in February 2006. From February 2005 through January 2006, Dr. Chen served as Vice President of Corporate Development and Project Management, a position in which she was responsible for evaluating new product opportunities, potential acquisition transactions and overseeing corporate projects. From January 2004 through January 2005, Dr. Chen served as Director of Strategy and, from March 2002 through December 2003, as Associate Director of Strategy. Prior to joining Tanox, Dr. Chen served as a manager in the healthcare practice of Arthur D. Little, Inc., a strategic consulting company, from 1999 to March 2002, where she managed and participated in projects ranging from benchmarking pharmaceutical research and development, evaluating contract manufacturing organizations to multinational product launch strategy. Dr. Chen received her Ph.D. in Neuroscience from Baylor College of Medicine and an M.B.A. from the Arthur D. Little School of Management.

Gary E. Frashier, 70, joined our Board in June 2006 and has been a strategic consultant, through his company Management Associates, to entrepreneurial companies in the life sciences field for the last six years. From 1990 until September 1998, Mr. Frashier served as Chief Executive Officer of OSI Pharmaceuticals, Inc. and, from January 1997 until September 2000, as its Chairman of the Board. From 1987 until 1990, he served as President and CEO of Genex Corporation, a protein engineering company, and from 1984 until 1987, as Chairman and CEO of Continental Water Systems, Inc., a manufacturer and marketer of equipment to produce ultra-high purity water used by the pharmaceutical, medical, electronics and research industries. Mr. Frashier is a member of the Board of Directors of Inex Pharmaceuticals Corporation, a Canadian-based biopharmaceutical company, and Boston Life Sciences, Inc., a development stage biotechnology company. He serves on the compensation committee and as chairman of the governance committee of each of Inex and Boston Life Sciences. He is also serving as executive vice president of Apex Bioventures Acquisition Corporation, a blank check company formed for the purpose of acquiring one or more domestic or foreign operating businesses in the healthcare industry. Mr. Frashier has a B.S in Chemical Engineering and received his M.S. in Management from the Massachusetts Institute of Technology.

Information concerning our executive officers is set forth under Part I of this Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (Exchange Act), requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of our common stock. Executive officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations from our officers and directors that these reports accurately reflect all reportable transactions and holdings, during the year ended December 31, 2006, all Section 16(a) reports applicable to our executive officers, directors and greater than 10% stockholders were filed on a timely basis, except that one Form 4 reporting a sale by Nancy T. Chang of 5,000 shares on August 21, 2006, was inadvertently filed one day late.

Code of Business Conduct

We have adopted a “code of ethics,” as defined in Item 406(b) of Regulation S-K, known as our Code of Business Conduct. It applies to all employees, including our principal executive officer and principal financial and accounting officer. We have also adopted a Code of Business Conduct and Ethics for Directors. Both the Code of Business Conduct and the Code of Business Conduct and Ethics for Directors have been posted on our website at www.tanox.com. Any amendment to, or waiver of, a provision of the Code of Business Conduct that applies to our principal executive officer or principal financial and accounting officer and relates to any element of the definition of code of ethics set forth in Item 406(b) of Regulation S-K will also be posted on our website.

Other Matters of Corporate Governance

Since March 2006, there have been no changes to the procedures by which Tanox stockholders may recommend nominees to our Board of Directors.

We have a standing Audit Committee that assists the Board of Directors in its oversight of the integrity of our financial statements, our compliance with legal and regulatory requirements and the independent public accounting firm’s qualifications, independence and performance. The members of our Audit Committee are Heinz W. Bull, Chairman, Osama I. Mikhail and Gary E. Frashier, each of whom is an independent director. The Board has determined that each of Dipl.Kfm. Bull and Mr. Frashier is a financial expert as defined in Item 407(d)(5) of Regulation S-K.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

We refer to our President and Chief Executive Officer, our former President and Chief Executive Officer, our Vice President, Finance and our three other most highly compensated executive officers during 2006 as our named executive officers. Our named executive officers are part of our leadership team that we refer to as our executives in this discussion.

Primary Objective of Executive Compensation

The primary objectives of Tanox’s executive compensation program, as approved by the Compensation Committee, are to:

•	Attract, retain and motivate talented executives responsible for the success of the organization;

•	Provide compensation to executives that is externally competitive, internally equitable and performance-based;

•	Provide affordable levels of compensation for each executive in exchange for expected levels of performance and results; and

•	Ensure total compensation levels are reflective of company performance.

In evaluating market data for base salary and total cash compensation, we target the 50th percentile of biotechnology and pharmaceutical companies of similar market cap, complexity, R&D budget, and number of employees. Compensation is considered competitive if base salary falls within +/- 15% of target pay and total cash falls within +/- 20% of target. Actual pay of an executive may be above or below the stated philosophy based on experience, scope of position, and individual performance.

Elements of our Compensation Plan

Our compensation program for executives consists of three primary elements and certain other compensation:

•	base salary (as disclosed in the Summary Compensation Table under “Salary”)

•	annual cash incentive (as disclosed in the Summary Compensation Table under “Non-Equity Incentive Plan Compensation”); and

•	long-term incentive compensation in the form of stock options (as disclosed in the Summary Compensation Table under “Option Awards”).

At this stage in our development, our Compensation Committee believes that these three elements are the most effective combination in motivating and retaining our executives.

Our executives are also entitled to participate in our welfare plans (including healthcare, term life, accidental death and disability insurance plans and 401(k) plan), to receive paid time off for vacation and sickness and to participate in other benefits to the same extent as our other employees. Certain additional benefits may be provided to employees, including executives, such as relocation and temporary living expenses, and tax gross-up of certain taxable elements of compensation, such as relocation, on a case-by-case basis.

We believe that base salaries are an important element of our executive compensation program because they provide our executives with a steady income stream that is not contingent solely on annual results. We utilize annual cash incentives to reward all of our employees, including executives, when we achieve certain corporate objectives and when the individual achieves his or her personal written performance objectives. We believe that the immediacy of these cash incentives, in contrast to our long-term incentive compensation grants of equity, provides a significant incentive to our executives towards achieving the corporate goals. The Compensation Committee believes that stock options provide our executives with an additional link to long-term corporate performance and strengthen the commonality of interests between the executives and our stockholders.

Our executives and Board of Directors have implemented an annual performance management system. Under this system, performance objectives are determined and set forth in writing at the beginning of each calendar year for the corporation as a whole, for each functional department and project group and for each non-executive employee. These departmental performance objectives are reviewed and approved by the Chief Executive Officer and, ultimately, the Compensation Committee, and the performance objectives for the company as a whole are reviewed and approved by the Board upon the recommendation of the Compensation Committee. At the beginning of each calendar year, each individual employee (other than the executives) prepares their personal objectives for the year, which are reviewed and approved by their supervisors or department heads. We perform an interim assessment of the performance objectives at the end of the second quarter of each calendar year to determine individual, department and corporate progress against the previously established objectives and to make any adjustments to the objectives for the remainder of the year based on changing circumstances. Annual salary increases, annual cash incentives and annual long-term incentive compensation are tied to the achievement of corporate, department and individual performance objectives, as well as behavioral performance criteria.

Corporate objectives target the achievement of specific research, clinical, regulatory, financial, business development, operational and competency development milestones. Our corporate objectives for 2006, as approved by the Board of Directors, included the progression of the TNX-355 program, including manufacturing clinical supplies, the completion of certain cohorts in the TNX-650 Hodgkins Lymphoma study and TNX-832 ALI/ARDS study, dosing the first subject in the TNX-650 asthma study, making go/no-go decisions with respect to certain pre-clinical programs, the advancement of certain research programs, and development of a plan to improve management and technical competencies. Each corporate objective is weighted based on its importance to the Company and, to a lesser degree, the level of effort required to achieve it.

Department and individual objectives focus on contributions that facilitate the achievement of the corporate objectives and are determined at the beginning of the year after determination of the corporate objectives.

Determination of Executive Compensation

Generally, at the end of each calendar year, we evaluate individual, department and corporate performance against the performance objectives for the recently completed year. The Compensation Committee reviews, adjusts and recommends for approval by the Board of Directors the total compensation paid to each of our executives (other than the Chief Executive Officer), including the appropriate levels of each compensation element. The recommendation is based on several factors, such as annual benchmarking of our compensation levels to those paid by comparable companies (as reported in surveys conducted by Radford Surveys + Consulting), the overall performance against corporate objectives and the officer’s respective department objectives, each individual executive’s performance as determined by the Chief Executive Officer and other considerations that it may deem to be relevant in its discretion. We generally follow the same process for our Chief Executive Officer as we follow for all other executives. However, the Chief Executive Officer does not make any recommendations with respect to her own compensation, the chief executive’s performance objectives are the overall corporate objectives, and the full Board of Directors offers input on her overall performance.

To assist in determining our 2006 executive compensation, our Compensation Committee retained Aon Consulting, a well-known and experienced compensation consulting firm that has performed services for us in the past. Aon was asked to update the peer group of biopharmaceutical companies based on input from certain members of Tanox management, to gather competitive compensation levels for the executive team and to assess the degree to which Tanox’s compensation program aligns with market practices. Aon was later asked to gather competitive compensation levels for approximately 50 benchmark positions to determine pay levels, job progression, structure alignment and incentive plan competitiveness, using the 2005 Radford Benchmark Executive Survey as the primary data sources. Based on its review, Aon was asked to recommend program improvements to best align Tanox’s executive compensation program with our go-forward business strategy, market practices and human resources objectives. Our human resource group, including our Vice President, Human Resources, provides external data, as well as internal data (turnover ratios, performance appraisal information and reports of equity grants), as requested by the Compensation Committee.

The peer group identified by Aon for use in setting 2006 compensation, based on input from Tanox management, comprised the following biotechnology and pharmaceutical companies of comparable industry, complexity, R&D budget, number of employees and/or market cap: Abgenix, Inc., Biomarin Pharmaceutical, Inc., Cell Genesys, Inc., Cubist Pharmaceuticals, Inc., CV Therapeutics, Inc., Dendreon Corporation, Dyax Corp, Encysive Pharmaceuticals Inc., Human Genome Sciences, Inc., Incyte Corporation, InterMune, Inc., Lexicon Genetics, Inc., Medarex, Inc., Nabi Biopharmaceuticals, NPS Pharmaceuticals, Inc., OSI Pharmaceuticals, Inc., Progenics Pharmaceuticals, Inc., PDL Biopharma, Inc., Regeneron Pharmaceuticals, Inc., Trimeris, Inc. and ZymoGenetics, Inc. (the “peer group”). Aon used data from the peer group to benchmark the various compensation elements for existing executive positions.

For all employees, we targeted the salary structures, annual cash incentives and long-term incentives for the peer group at the 50th percentile of the market data in the study. Base salary is considered competitive if it is within +/- 15% of target, and total cash is considered competitive if it is within +/- 20% of target. Actual compensation for an executive may be above or below the stated philosophy based on experience, scope of position, or individual performance.

Elements of Executive Compensation

Base Salary

Starting base salary is negotiated when the executive joins the Company or is promoted to a new position and will take into account the qualifications and relevant experience the executive brings. As discussed above, base salaries are reviewed annually as part of our annual employee performance review and adjusted as may be appropriate as a result of benchmarking, consideration of the executive’s performance, and the importance to stockholders of that person’s continued service. Additionally, we adjust base salaries throughout the year for promotions or other changes in the scope or breadth of an executive’s role or responsibilities. In reviewing base salaries for the executives at the end of 2005, we found that certain executives were below the target range. We made adjustments in base salaries of our executives to bring them closer to their range and to make our compensation more competitive in relation to our peer group.

Annual Cash Incentives

We utilize annual cash incentives to reward all of our employees, including executives, when we achieve certain corporate and other pre-set objectives as discussed above. In connection with Aon’s review of the peer group and the 2005 Radford Executive Survey, we adjusted our bonus percentages for 2006. The Chief Executive Officer is eligible for an annual cash incentive of up to 40% of base salary. Other executive are eligible for up to 30% of base salary. Actual annual cash incentive compensation is based on attainment of corporate and, for executives other than the Chief Executive Officer, departmental objectives as described below.

Under the annual incentive compensation plan, our Board establishes a cash incentive pool each year. The cash incentive pool equals the sum of the base annual salary of each employee multiplied by that employee’s target cash incentive percentage, as determined based on that employee’s salary grade. This amount is then multiplied by the percentage representing the attainment of our overall corporate objectives, as approved by the Compensation Committee and Board of Directors; provided that, depending on other events that may have adversely affected the Company during the year, the total incentive compensation pool may be further reduced by the Board. Generally, this final net cash incentive pool is apportioned to each individual employee based upon the attainment of their respective departmental and individual objectives, to each executive (other than the Chief Executive Officer) based upon the attainment of overall corporate objectives and their respective departmental objectives, and to the Chief Executive Officer based upon the attainment of overall corporate objectives. Unlike prior years, due to the pending merger with Genentech, our expectation as to when the merger would close, and the restrictions on our activities contained in the merger agreement, we did not conduct our annual performance reviews in early 2007 for individual employees. Instead the Compensation Committee recommended, and the Board approved, the payment of 2006 incentive compensation to all employees based solely on the achievement of the corporate objectives. The Board determined that 82% of the 2006 corporate objectives were achieved and, accordingly, each employee, including the executives, received 82% of his/her target bonus for 2006.

Long-Term Incentive Compensation

In awarding stock options to our executives, including our Chief Executive Officer, on an annual basis, the Committee considers the following factors: retention, individual performance and overall contribution, the total number of shares in the award pool and an analysis of stock option awards made by the peer group. The Committee also considers the recommendations from the independent compensation consultant and, in the case of grants to the other executives, the Chief Executive Officer, to determine the level of stock options to be awarded to the executives. The Compensation Committee, with the approval of the full Board of Directors, approves stock option awards to the executives, and has delegated the authority to make all other stock option grants (within certain parameters) to a committee of executives. The Compensation Committee does not set the grant date to new executives in coordination with the release of material non-public information, nor has the Company timed its release of material non-public information for the purpose of affecting the value of executive compensation. Under our 1997 Stock Plan, fair market value of a share of our common stock is defined as the last reported sale price of the common stock on a national securities exchange on the day prior to the date of grant; accordingly, the exercise price for the options granted under the 1997 Stock Plan, including grants to the executives, may be higher or lower than the closing sale price of a share of common stock on the date of grant.

In determining the amount of the stock option grants to executives for 2006, the Committee considered competitiveness against the peer group, retention, and the executive’s potential for future contribution. The final award was based on the Committee’s subjective evaluation of a variety of factors such as the retention value of the options to be granted, the individual’s performance as measured by the success of the Company, the individual’s expected future contributions and the total cash and total direct compensation levels of the executives.

In line with the market data received by the Compensation Committee, the options granted to all employees, including the executives, in 2006 vest 25% after one year and 1/48th per month thereafter so that they are fully vested after four years.

Timing of Compensation Grants

During 2006, as in prior years, we effected adjustments in executive salary levels effective February 1, after taking into account company performance for the prior year. Generally, we pay the annual cash incentive compensation in mid-February of the following year. We paid the incentive compensation for 2006 in mid January 2007. Generally, the Compensation Committee grants the long-term incentive compensation to executives, in the form of stock options, in mid-February. Executive stock option grants for 2006 were approved by the Compensation Committee on February 9, 2006 for grant on February 15, 2006. From time to time, the annual grant of stock options to other employees will be made at a later date, and, in 2006, the annual grant to non-executive employees was made on March 10, 2006.

Although, we do not currently have any equity ownership guidelines regarding the minimum amount of equity owned by our executives, we do have certain policies that address the buying and selling of our common stock and derivative instruments in the public stock markets. Our insider trading policy prohibits executives from purchasing or selling securities when they have knowledge of material non-public information and executing short sales. Additionally, our general counsel must pre-clear all trades by all executives and members of the Board of Directors. Under the terms of our merger agreement with Genentech, we are prohibited from making any further grants of stock options.

Employment and Change in Control or Separation of Service Arrangements

As discussed in more detail under “Payments Upon Termination or Change-in-Control”, during 2006 our Compensation Committee recommended to our Board that employment agreements be entered into with our newly appointed Chief Executive Officer and our former Chief Executive Officer, and that agreements regarding change in control or separation of service be entered into with our other executives. This decision was based in part on the market data collected by Aon with respect to the peer group. Under these agreements, our executives may be entitled to certain benefits upon the termination of their respective employment. These provisions are intended to mitigate some of the risk that our executives may bear in working for a small, high risk company such as ours.

Conclusion

We believe our compensation package of base salary, annual cash incentive and long-term incentive compensation strengthens the commonality of interests between our executives and our stockholders, pays our executives competitively, and ties their compensation to our success as a whole and their individual contributions to our success.

Summary Compensation Table

The following table shows the total compensation paid by us for the year ended December 31, 2006 to Danong Chen, our Chief Executive Officer and President, Nancy T. Chang, our former Chief Executive Officer, Gregory Guidroz, our Vice President, Finance, and the three other executive officers at December 31, 2006 that were the most highly compensated executive officers during 2006.

Name and Principal Position (1)	Year	Salary ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation($)(3)		Total ($)
Danong Chen Chief Executive Officer and President	2006	316,042	$488,835	103,662	6,356		$914,895

Nancy T. Chang Former Chief Executive Officer and President	2006	465,047	428,212	152,535	163,109	(4)	1,208,903

Gregory P Guidroz Vice President, Finance	2006	197,917	174,880	48,688	6,238		427,723

Edward Hu Senior Vice President and Chief Operating Officer	2006	245,833	267,152	60,475	6,356		579,816

Hugo Santos Vice President, Human Resources	2006	226,668	252,077	55,760	32,116	(5)	566,621

Byeoung Kim Vice President, Quality	2006	250,000	247,339	61,500	6,446		565,285

(1)	Effective February 1, 2006, Dr. N. Chang became the Chairman of the Board, Dr. Chen was promoted to President and Chief Executive Officer, and Mr. Hu was promoted to Senior Vice President and Chief Operating Officer. Dr. Chang has continued as an employee of the Company throughout 2006.
(2)	Reflects the dollar amount recognized for financial reporting purposes in accordance with FAS 123(R) and thus includes amounts from awards granted in and prior to 2006. However, unlike the expense reflected in Note 11 to our 2006 consolidated financial statements, the amounts reflected in the foregoing table do not take into account the potential for option forfeitures.
(3)	Includes matching contributions of $5,000 made pursuant to our 401(k) plan for each of the named individuals, and premiums paid for group term life insurance of $1,356, $1,446, $1,238, $1,356, $1,313 and $1,446 on behalf of Dr. Chen, Dr. Chang, Mr. Guidroz, Mr. Hu, Mr. Santos and Mr. Kim, respectively. Except with respect to Dr. Chang and Mr. Santos, the total incremental cost to the Company for perquisites and other personal benefits to the named executive officer did not exceed $10,000.
(4)	Dr. Chang’s other compensation includes $17,827, representing costs related to the company-owned automobile provided for Dr. Chang’s use. The amount was calculated based on 5-year straight line depreciation ($13,524), insurance ($2,294), property taxes ($956) and repair costs ($1,053) and represents the full cost to Tanox for 2006, even though the vehicle was used for business as well as personal transportation. In addition, the Company reimbursed Dr. Chang $6,086 in connection with her estate planning and $132,750 for attorney fees incurred by her in connection with the negotiation of her employment agreement with Tanox.

(5)	Mr. Santos’ other compensation includes $22,339 for a housing/relocation allowance and $3,464 for a tax gross-up payment on the taxable portion of the housing/relocation allowance.

Grants of Plan-Based Awards in 2006

The following table sets forth certain information for each plan-based award granted to each of our named executive officers during fiscal year 2006.

Name	Grant Date	Date on which Compensation Committee Granted Options	Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($) (1)			All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share) (2)	Market Price on Date of Grant ($/share) (2)	Grant Date Fair Value of Option Awards($)
			Threshold	Target	Maximum
D Chen	2/15/06	2/9/06	65,000	130,000	130,000	140,000	18.00	18.42	1,667,176
N Chang	9/18/06	9/18/06	93,000	186,000	186,000	80,000	12.53	12.53	647,352
G Guidroz	2/15/06	2/9/06	30,000	60,000	60,000	30,000	18.00	18.42	357,252
E Hu	2/15/06	2/9/06	37,500	75,000	75,000	50,000	18.00	18.42	595,420
H Santos	2/15/06	2/9/06	34,500	69,000	69,000	30,000	18.00	18.42	357,252
B Kim	2/15/06	2/9/06	37,500	75,000	75,000	30,000	18.00	18.42	357,252

(1)	The amounts payable under the Non-equity Incentive Plan Awards is dependent, with respect to the CEO and former CEO, on the achievement of the corporate objectives approved by the Board of Directors at the beginning of 2006 and, with respect to the other officers, was to be dependent on a combination of (i) the achievement of the corporate objectives and (ii) the achievement of his department objectives. The corporate objectives included the progression of the TNX-355 program, including manufacturing clinical supplies, the completion of certain cohorts in the TNX-650 Hodgkins Lymphoma study and TNX-832 ALI/ARDS study, making go/no-go decisions with respect to certain pre-clinical programs, the advancement of certain research programs, and development of a plan to improve management and technical competencies; provided that the total amount payable under the incentive plan could be reduced by the Board of Directors on account of other events negatively affecting the Company and its performance.
(2)	The exercise price of all options shown in the table (other than those granted to Dr. N. Chang) was set at $18.00, the closing sale price of the common stock on the Nasdaq stock market on the day prior to the date of grant, which was the “fair market value of a share of common stock on the date of grant” as defined in the Company’s 1997 Stock Plan. All of the listed options have a term of ten years, subject to earlier termination if the optionee ceases employment with the Company or an affiliate, and vest with respect to 1/4 of the shares covered thereby after one year and with respect to 1/48 of the shares each month thereafter.

Outstanding Equity Awards at December 31, 2006

The following table sets forth the outstanding unexercised options held by each of our named executive officers as of December 31, 2006.

Name	Number of Shares Underlying Unexercised Options (#) Exercisable (1)	Number of Shares Underlying Unexercised Options(#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
D. Chen	— — 365 729 —	2,400 2,000 5,105 18,960 140,000	14.16 8.06 16.51 11.65 18.00	4/01/2012 2/10/2013 2/16/2014 2/16/2015 2/15/2016

N. Chang	22,172 40,000 30,000 31,874 36,664 —	— 10,000 20,000 13,126 43,336 80,000	17.52 13.78 8.06 16.51 11.65 12.53	4/17/2011 2/01/2012 2/10/2013 2/16/2014 2/16/2015 9/18/2016

G. Guidroz	— 10,624 9,166 —	12,000 4,376 10,834 30,000	8.06 16.51 11.65 18.00	2/10/2013 2/16/2014 2/16/2015 2/15/2016

E. Hu	50,000 5,000 — — 523 729 —	— — 1,000 4,000 7,292 18,960 50,000	37.25 17.52 13.78 8.06 16.51 11.65 18.00	11/1/2010 4/17/2011 2/01/2012 2/10/2013 2/16/2014 2/16/2015 2/15/2016

H. Santos	1,875 —	45,004 30,000	14.23 18.00	12/13/2014 2/15/2016

B. Kim	— — —	14,377 19,376 30,000	15.70 12.50 18.00	11/1/2014 7/12/2015 2/15/2016

(1)	All options with expiration dates prior to February 15, 2014, vest at a rate of 20% per year, while those with expiration dates on or after February 15, 2014 vest 25% after one year and 1/48 each month thereafter so that the options are fully vested after four years. All of our outstanding stock options, including those listed above, vested automatically on January 15, 2007 in connection with the approval by our stockholders to adopt the Agreement and Plan of Merger with Genentech, Inc. and its wholly owned subsidiary as this event constituted a “change in control” as defined in the option agreements.

Option Exercises in 2006

The following table sets forth the number and value of options exercised in fiscal year 2006 for each of our named executive officers.

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
D. Chen	37,541	240,567
N. Chang	260,800	1,713,456
G. Guidroz	18,000	211,502
E. Hu	41,496	263,255
H. Santos	43,121	241,999
B. Kim	26,247	142,134

Potential Payments Upon Termination or Change in Control

Danong Chen’s Employment Agreement

In connection with her promotion to President and Chief Executive Officer, we agreed to enter into an employment agreement with Dr. Chen. The employment agreement provides that, if the Board terminates her employment for any reason other than Cause or if Dr. Chen resigns for Good Reason, she will be entitled to receive (i) severance benefits equal to 18 months salary plus $30,000 (which may be used for benefit continuation under COBRA or for any other purpose), and (ii) 18 months of accelerated vesting of her outstanding stock options, and all vested stock options shall be exercisable over an extended period of time. The severance benefits will be paid periodically in installments over the 18 months following her separation from service, subject to certain limitations including her execution of a release agreement. In consideration of these benefits, Dr. Chen would be subject to a non-compete provision for a period of 12 months following her separation from service and agree to maintain the confidentiality of company information, and both she and the Company would agree to not disparage the other.

Dr. Chen’s employment agreement defines “Cause” as: (i) conviction or pleading nolo contendre to any felony offense or to a crime of moral turpitude; (ii) commission of willful misconduct or violation of law in connection with the performance of her duties, including (a) misappropriation of funds or property, (b) attempting to secure personally any profit in connection with any transaction entered into on behalf of the Company, or (c) making any material misrepresentation to the Board, the Company or its affiliates; (iii) violation or failure to comply with Company policy; (iv) material breach of the employment agreement; or (v) the willful and continued failure or neglect of her duties with the Company. “Good Reason” is defined as the occurrence of: (i) a material reduction in Dr. Chen’s duties or responsibilities without her consent; (ii) the Company’s material breach of the agreement, or (iii) if, within one year following a Change of Control, the Company: (1) assigns her duties inconsistent with the her position and title before the Change in Control; (2) removes her or does not re-elect her to any position she held before the Change in Control; (3) takes other action that results in a material diminution in her position or authority; (4) reduces her salary or target bonus as in effect before the Change in Control, except where the reduction is part of an overall cost reduction program that affects all senior executives and does not disproportionately affect Dr. Chen; or (5) relocates her outside of Houston, Texas.

If, Dr. Chen’s employment is terminated for any reason other than Cause within one year after a Change of Control, or if she resigns for Good Reason following a Change of Control, she will instead be entitled to receive severance benefits constituting: (a) a lump sum payment equal to 18 months (24 months if the Change of Control occurs after February 1, 2011) of her base salary; (b) a lump sum payment equal to 1.5 times (2.0 times if the Change of Control occurs after February 1, 2011) her target bonus percentage; (c) a lump sum payment of $30,000; and (d) accelerated vesting of her stock options, and all vested stock options shall be exercisable for an extended period, subject to the same obligations set forth above.

A “Change in Control” is deemed to occur if:

(i) Individuals who constitute the Board of Directors of the Company on the date of the employment agreement (Incumbent Directors) cease to constitute at least a majority of the Board; provided, that any individual whose election or nomination for election by the stockholders was approved by a majority of the then Incumbent Directors shall be considered an Incumbent Director, with certain exceptions;

(ii) The stockholders of the Company approve (1) any merger, consolidation or recapitalization of the Company or any sale of substantially all of its assets where (a) the stockholders of the Company prior to the transaction do not, immediately after it, own at least 51% of both the equity and voting power of the surviving entity or (b) the Incumbent Directors at the time of the approval of the transaction would not immediately thereafter constitute a majority of the Board of Directors of the surviving entity, or (2) any plan of liquidation or dissolution of the Company; or

(iii) Any Person (as defined) other than Nancy T. Chang or Tse Wen Chang shall be or become the beneficial owner (as defined in Rules 13d-3 and 13d-5 under the Exchange Act), directly or indirectly, of securities of the Company representing more than 40% of either (1) the then outstanding shares of common stock or (2) the voting power of the Company; provided, that a Change in Control shall not occur if a Person exceeds the 40% holding by virtue of the Company’s reduction in outstanding shares or of an acquisition of shares directly from the Company.

Change of Control and Separation of Service Agreements with the Other Executive Officers

Each of Mr. Guidroz, Mr. Hu, Mr. Santos and Mr. Kim, together with the other executive officers of Tanox, has an agreement regarding change of control or separation of service with the Company, which provides that, if the Board terminates his employment for any reason other than Cause, or if he resigns for Good Reason, he will be entitled to receive severance benefits equal to one year base salary plus $15,000 (which may be used for benefit continuation under COBRA or for any other purpose). The severance benefits would be paid periodically in installments over the 12 months following his separation from service, subject to certain limitations including his execution of a release agreement. The release agreement would include a reasonable agreement to cooperate for a period of six months following the employment termination date and a mutual non-disparagement clause. “Cause” is defined the same as under Dr. Chen’s employment agreement. “Good Reason” is defined to include (i) the executive’s assignment to duties inconsistent with his position or title, (ii) reduction in his base compensation, except as part of an overall cost reduction program that affects all senior executives and does not disproportionately affect executive, (iii) relocation of his principal place of employment by more than 50 miles; and (iv) material breach by the Company of the agreement.

If, within one year of a Change of Control (as defined in Dr. Chen’s agreement), the Executive’s employment is terminated by the executive for Good Reason or by the Company otherwise than for

Cause, the executive will instead be entitled to receive severance benefits consisting of: (a) a lump sum payment equal to one year’s base salary; (b) a lump sum payment equal to his target bonus percentage; (c) a lump sum payment of $15,000; and (d) accelerated vesting of the executive’s stock options, and all vested options shall be exercisable for an extended period.

Assuming any of the above-listed named executive officers is terminated by the Company without Cause or resigns for Good Reason (as those terms are defined in the respective agreements) either before or within one year after a Change in Control, they would be entitled to receive the following amounts (based on the amount of their compensation as of December 31, 2006 and assuming the stock price at the time of the relevant event was $19.90, the closing sale price of the common stock on December 29, 2006):

Name	Before a Change in Control		After a Change in Control
	Cash Benefits	Value of Accelerated Stock Options	Cash Benefits	Value of Accelerated Stock Options
D. Chen	$525,000	$213,167	$723,000	$477,182
G. Guidroz	215,000	—	275,000	303,295
E. Hu	265,000	—	340,000	323,500
H. Santos	245,000	—	314,000	312,173
B. Kim	265,000	—	340,000	260,766

Nancy Chang’s Employment Agreement

On September 12, 2006, we entered into an employment agreement with Nancy T. Chang, non-executive Chairman of the Board and former President and CEO. Under the Employment Agreement, Dr. Chang is to provide advice and consulting services through January 31, 2010 (Services Period) and Dr. Chang receives annualized base compensation during the Services Period of $465,047, from February 2006 through January 2007, $348,785, from February 2007 through January 2008, and $232,523, from February 2008 through January 2010, and is eligible for an annual bonus of up to 40% of her base compensation, subject to the Company’s performance. During the Services Period, Dr. Chang is entitled to other benefits and perquisites. The Agreement provides that the Services Period will terminate upon (i) Dr. Chang’s breach of the Agreement, (ii) Dr. Chang’s acceptance of employment or a consulting arrangement that the Board determines, in good faith, cumulatively impairs her ability to serve the interests of the Company, or (iii) upon the Company’s notice to Dr. Chang. In the case of termination under clauses (ii) or (iii), Dr. Chang will continue to be paid the base compensation through January 31, 2010 and will be permitted to continue her coverage under group medical and dental plans at our expense, provided that Dr. Chang executes a separation agreement that includes a release of claims and a covenant to refrain from making disparaging statements about the Company or its directors, officers and employees. Dr. Chang is subject to a non-compete provision and obligations of confidentiality, in each case during the Services Period and for a period of 12 months thereafter.

In the event of a Change in Control (hereafter defined), the Services Period will terminate and Dr. Chang will be entitled to receive, subject to the execution of a separation agreement, a lump sum payment equal to the sum of the scheduled base compensation that would have been paid if the Services Period had continued until January 31, 2010, the annual performance bonuses she would have received through January 31, 2010 had performance been at the target level, and an amount equal to the total premium payments required to maintain COBRA coverage for up to 18 months. In connection with the Company’s execution of the Merger Agreement with Genentech, Dr. N. Chang entered into a benefits waiver agreement (Waiver Agreement) with Tanox and Genentech, as third party beneficiary. Pursuant to the

Waiver Agreement, she agreed to amend the terms of her employment agreement by waiving her right to receive 50% of the value of the cash severance payments to which she may be entitled in exchange for Genentech providing certain specified severance benefits to employees of Tanox. The effectiveness of the Waiver Agreement is expressly contingent upon the consummation of the merger with Genentech and adoption of a severance plan providing the referenced severance benefits. On April 25, 2007, the definition of “change in control” in Dr. N. Chang’s employment agreement was amended (effective September 12, 2006) to require the closing of an acquisition transaction.

Assuming Dr. N. Chang was terminated by the Company on December 31, 2006 for any reason other than a breach by her of the employment agreement, she would receive periodic payments aggregating $852,585 under the employment agreement, subject to the conditions set forth above. Assuming a Change in Control and the Services Period is terminated on December 31, 2006, she would receive a lump sum payment equal to approximately $1,212,175 and an acceleration of her stock options valued at $843,019; provided that, if the merger with Genentech is consummated, instead of receiving $1,212,175, she would receive $606,087 as a result of the Waiver Agreement.

Under Dr. N. Chang’s agreement (as amended), a “Change in Control” is deemed to occur when one of the following occurs:

(i) a majority of the individuals who constitute the Board of Directors of the Company are replaced during any 12- month period by directors whose appointment or election is not endorsed by a majority of the Board of Directors before the date of such appointment or election,

(ii) any merger, consolidation or recapitalization of the Company, or any sale or other transfer of substantially all of the assets of the Company (in all events representing at least 40% of the total gross fair market value of such assets) within a period of 12 months where (a) the stockholders of the Company immediately prior to such acquisition transaction do not immediately thereafter beneficially own 50% or more of (I) the then outstanding common stock or other equity interests of the surviving entity or its ultimate parent, or (II) the combined voting power of the then outstanding voting securities of the surviving entity or its ultimate parent;

(iii) any Person other than Nancy T. Chang or Tse Wen Chang shall become the beneficial owner of more than 50% of either (1) the outstanding shares of common stock or (2) the combined voting power of the Company, provided that a Change in Control shall not occur if a person exceeds the 50% holding solely by virtue of the Company’s reduction in outstanding shares or of an acquisition of shares directly from the Company; or

(iv) the date any Person other than Nancy T. Chang or Tse Wen Chang acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such Person) 40% of the voting power of the Company, provided that a Change in Control shall not occur if a person exceeds the 40% holding solely by virtue of the Company’s reduction in outstanding shares or of an acquisition of shares directly from the Company.

2006 Director Compensation

All non-employee directors receive an annual retainer of $15,000 and the Vice Chairman (who presides over meetings of the independent directors) receives an additional retainer of $15,000. They also receive a $5,000 annual retainer for service on a Board committee ($7,500 for service on the Audit Committee) or $7,500 for service as chairperson of the committee ($10,000 for service as Audit Committee chairperson). Non-employee directors also receive $1,500 for each Board meeting attended and $1,000 for each Board committee meeting attended. Directors are reimbursed for out-of-pocket expenses incurred in the course of their service on the Board or its committees.

Under the 2000 Non-Employee Directors’ Stock Option Plan (Director Plan), non-employee directors receive, upon initial election or appointment, an option to acquire 20,000 shares of common stock and all non-employee directors continuing in office following each annual meeting of stockholders would receive an option to acquire 10,000 shares. New directors who received their initial option grant within six months prior to the first annual meeting after their appointment would not be eligible for an option following that meeting. All options granted under the Director Plan have exercise prices equal to the closing sale price of a share of common stock on the last market trading day prior to the date of grant and have terms of 10 years (subject to early termination). The initial grant options vest monthly over 36 months and the annual grant options are fully exercisable on the date of grant.

The table below sets forth, for each person who served as a non-employee director during 2006, information regarding compensation for service on our Board of Directors during 2006:

Name	Fees Earned or Paid in Cash($)(1)	Option Awards ($)(2)	Total ($)
Julia R. Brown	47,750	138,424	186,174
Heinz W. Bull	55,000	190,748	245,748
Tse Wen Chang	54,750	190,748	245,498
Gary E. Frashier(3)	33,500	37,969	71,469
William J. Jenkins, M.D.(3)	24,500	92,179	116,679
Osama I. Mikhail	82,750	190,748	273,498
Peter G. Traber	41,000	199,891	240,891

(1)	Reflects the aggregate dollar amount of fees earned or paid in cash for services as a non-employee director, including annual retainer fees, committee service fees, fees for serving as a committee chairperson, and Board and committee meeting fees.
(2)	Represents the dollar amount recognized for financial reporting purposes for the year ended December 31, 2006 in accordance with FAS 123(R) without reflecting our estimate of future forfeitures and, accordingly, includes amounts from options granted prior to 2006, including the vesting of outstanding “annual grant” options in connection with the January 27, 2006 amendment to the Director Plan. The grant date fair value of options granted to Ms. Brown, Dipl.Kfm. Bull, Dr. T. Chang, Mr. Frashier, Dr. Mikhail and Dr. Traber in 2006 is $98,569, $98,569, $98,569, $197,138, $98,569, and $98,569, respectively. At December 31, 2006, Ms. Brown, Dipl.Kfm. Bull, Dr. T. Chang, Mr. Frashier, Dr. Mikhail and Dr. Traber held options to acquire 30,000, 62,800, 47,800, 20,000, 51,800, and 40,000 shares, respectively, of common stock.
(3)	At the Annual Meeting of Stockholders held on June 2, 2006, Dr. Jenkins’ term as a director of Tanox expired, and Mr. Frashier was elected to the Board.

Compensation Committee Interlocks and Insider Participation

During 2006, our Compensation Committee was made up of Julia Brown (Chairperson of the Committee effective June 2006), Osama Mikhail (Chairperson of the Committee until June 2006), Tse Wen Chang and Gary Frashier. Dr. T. Chang is a co-founder and was an officer of the Company prior to 1998. No executive officer of Tanox served as (i) a member of the compensation committee of any other entity, one of whose executive officers served on our Compensation Committee, (ii) a director of another entity, one of whose executive officers served on our Compensation Committee, or (iii) a member of the compensation committee of another entity, one of whose executive officers served as a member of our Board of Directors.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the Compensation Committee, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Julia R. Brown

Osama I. Mikhail

Tse Wen Chang

Gary E. Frashier

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of common stock beneficially owned on March 31, 2007, by each person or entity known by us to be a beneficial owner of 5% or more of our common stock, by each Tanox director, by each named executive officer and by all directors and executive officers as a group. Unless otherwise indicated, each person has sole investment and voting power with respect to the shares set forth in the table.

Name and Address	Number of Shares		% of Class
Nancy T. Chang 10301 Stella Link Road Houston, Texas 77025	7,372,418	(1)	16.1%
Novartis AG S-202.502 CH-4002 Basel Switzerland	6,373,732	(2)	14.0%
Tse Wen Chang Genomic Research Center Academia Sinica Nankang, Taipei 115 Taiwan	6,314,707	(3)	13.8%
Sectoral Asset Management Inc. 2120-1000 Sherbrooke St. West Montreal PQ H3A 3G4 Canada	3,109,724	(4)	6.8%
Samuel D. Isaly OrbiMed Advisors, LLC 767 Third Avenue, 30th Floor New York, New York 10017	2,474,400	(5)	5.4%
Cheyne Capital Management (UK) LLP Stornoway House 13 Cleveland Row London, SW1A 3DH, England	2,470,000	(6)	5.4%
CR Intrinsic Investments, LLC Box 174, Mitchell House The Valley Anguilla, British West Indies	2,406,982	(7)	5.3%
Michael A. Roth and Brian J. Stark 3600 South Lake Drive St. Francis, Wisconsin 53235	2,307,899	(8)	5.1%
Pictet Funds Luxembourg	2,279,331	(9)	5.0%
Osama I. Mikhail	90,800	(10)	*
Heinz W. Bull	62,800	(10)	*
Peter G. Traber	40,000	(10)	*
Julia R. Brown	30,000	(10)	*
Gary Frashier	22,000	(10)	*
Danong Chen	170,059	(10)	*
Gregory Guidroz	77,000	(10)	*
Ed Hu	137,504	(10)	*
Hugo Santos	76,879	(10)	*
Byeoung Kim	63,753	(10)	*
All executive officers and directors, as a group (14 persons)	14,764,820	(10)	31.7%

*	Less than 1%
(1)	Includes (i) 327,172 shares that may be acquired by Dr. N. Chang within 60 days upon the exercise of outstanding stock options, (ii) 3,175,930 shares held by Robinhood II Limited Partnership, and (iii) 207,437 shares held by Dr. N. Chang as trustee under a grantor retained annuity trust. Dr. N. Chang is the President of Apex Enterprises, Inc., the sole general partner of Robinhood II Limited Partnership, and is the beneficial owner of shares held by that partnership. Of the shares Dr. N. Chang holds directly, she has entered into prepaid forward sales agreements to sell (i) 250,000 shares with closings to occur in mid-November 2007, and (ii) 500,000 shares with closings to occur on August 29, 2008.
(2)	Based on a Schedule 13G filed with the SEC on April 13, 2000.
(3)	Includes (i) 47,800 shares that may be acquired by Dr. T. Chang within 60 days upon the exercise of outstanding stock options and (ii) 241,904 shares held in trust by Dr. T. Chang for his children.
(4)	Based on a Schedule 13G filed with the SEC on February 13, 2007. Sectoral Asset Management Inc. (SAM), in its capacity as investment adviser, has the sole power to vote 103,655 shares, the shared power to vote 2,786,069 shares, and the sole power to dispose of 3,109,724 shares. Jerome G. Pfund and Michael L. Sjostrom are the sole shareholders of SAM. SAM and Mssrs. Pfund and Sjostrom disclaim beneficial ownership of the shares.
(5)	Based on an amended Schedule 13G filed with the SEC on December 11, 2006, in their capacities as investment advisors, (i) OrbiMed Advisors LLC has shared voting and dispositive power with respect to 1,935,000 shares it holds for various funds, and (ii) OrbiMed Capital LLC has shared voting and dispositive power with respect to 539,400 shares it holds for various funds. Samuel D. Isaly is the President or Managing Member of OrbiMed Advisors LLC and OrbiMed Capital LLC, and, accordingly, has shared voting and dispositive power over the 2,474,400 shares beneficially owned by those entities.
(6)	Based on a Schedule 13G dated March 7, 2007 and filed with the SEC on March 14, 2007. Cheyne Capital Management (UK) LLP (CCMUK), as the investment manager of Cheyne Special Situations Fund

L.P. (CLP), may be deemed to have sole power to vote or dispose of 2,470,000 shares held by CLP. Cheyne General Partner Inc. (CGP), as the general partner of CLP, may be deemed to have shared power to vote or dispose of the shares. Each of CCMUK and CGP disclaim beneficial interest of the shares held by CLP, except to the extent of any pecuniary interest therein. The address of CGP is Walker House, Mary Street, PO Box 908GT, Grand Cayman, Cayman Islands.

(7)	Based on a Schedule 13G dated March 30, 2007 and filed with the SEC on April 9, 2007. Pursuant to an investment management agreement, CR Intrinsic Investors has shared investment and shared voting power with respect to the securities, and Steven A. Cohen controls CR Intrinsic Investors. The address for CR Intrinsic Investors and Mr. Cohen is 72 Cummings Point Road, Stamford, Connecticut 06902.
(8)	Based on a Schedule 13G filed with the SEC on March 26, 2007, the shares are held directly by Stark Master Fund Ltd. (Stark Master) and Stark Event Master Fund Ltd (Stark Event). Mssrs. Roth and Stark direct the management of Stark Offshore Management LLC (Stark Offshore), which acts as the investment manager of Stark Master and Stark Event. As such, Messrs. Roth and Stark and Stark Offshore have shared voting and dispositive power over the shares, but each disclaims beneficial ownership thereof.
(9)	Based on a Schedule 13G filed with the SEC on June 1, 2006, Pictet Funds has sole voting power with respect to the shares.
(10)	Includes 327,172 shares, 47,800 shares, 51,800 shares, 62,800 shares, 40,000 shares, 30,000 shares, 20,000 shares, 169,559 shares, 77,000 shares, 137,504 shares, 76,879 shares, 63,753 shares and 1,410,767 shares that may be acquired by Dr. N. Chang, Dr. T. Chang, Dr. Mikhail, Dipl.Kfm. Bull, Dr. Traber, Ms. Brown, Mr. Frashier, Dr. Chen, Mr. Guidroz, Mr. Hu, Mr. Santos and Mr. Kim and all executive officers and directors as a group, respectively, within 60 days upon the exercise of outstanding stock options.

Equity Compensation Plan Information

The following table summarizes information regarding the number of shares of our common stock that may be issued under options, warrants and rights that have been granted or may be granted under our equity plans as of the close of business on December 31, 2006.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	2,430,400	$16.88	5,243,267
Equity compensation plans not approved by stockholders	—	—	—
Total	2,430,400	$16.88	5,243,267

Item 13.	Certain Relationships and Related Transactions

Employment and Change in Control Agreements

In September 2006, we entered into employment agreements with our president and Chief Executive Officer and with our former President and Chief Executive Officer, and we entered into an agreement regarding change in control or separation of service with each of our other executive officers. Otherwise, we have not since January 1, 2006, entered into any, nor are there any pending, transactions in which our directors or executive officers have a direct or indirect material interest.

Review, Approval and Ratification of Transactions with Related Persons

Our Audit Committee is responsible for reviewing and approving all related party transactions, either in advance or when we become aware of a related person transaction that was not reviewed. The Committee has not adopted a written policy or procedure governing its approval of transactions with related persons. To help identify any related party transactions, each year we require our directors and officers to complete Director and Officer Questionnaires identifying any transactions with us in which the executive officer or director or their family members has an interest. In addition, our Nominating and Governance Committee determines, on an annual basis, which members of our Board of Directors meet the definition of independent director as defined in Rule 4200 of Nasdaq’s Marketplace Rules. Our Nominating and Governance Committee reviews and discusses any director relationships that would potentially interfere with his or her exercise of independent judgment in carrying out the responsibilities of a director. Finally, our Code of Business Conduct, also available on our website, establishes the corporate standards of behavior for all our employees and officers, and our Code of Business Conduct and Ethics for Directors establishes the corporate standards of behavior for all our directors.

Director Independence

Our Nominating and Governance Committee and our Board have determined that all non-employee directors are “independent” as that term is defined by listing requirements of the Nasdaq Stock Market. In making this determination, the Committee considered (i) each director’s responses to the Director and Officer Questionnaires, (ii) the Committee’s own knowledge with respect to the relationships of the various directors, (iii) company records, and (iv) publicly available information. The purpose of this review was to determine whether any such relationships or transactions existed and, if so, were material and, therefore, inconsistent with a determination that the director is independent. During 2006, the Committee found no such relationships or transactions. Dr. Chen is not independent as she is our Chief Executive Officer and President, and Dr. N. Chang is not independent as she was our Chief Executive Officer and President until February 1, 2006 and she continues to be an employee of the Company.

Item 14.	Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by Ernst & Young LLP for the audit of our annual financial statement for 2006 and 2005, including the quarterly review of financials statements included in our Form 10-Qs and Ernst & Young LLP’s audit of management’s assessment of internal controls over financial reporting as required by Section 404 of the Sarbanes Oxley Act of 2002, were $329,300 and $312,000, respectively.

Audit-Related, Tax and All Other Fees

With the exception of $30,000 billed by Ernst & Young LLP in 2005 in connection with the Company’s filing of shelf registration statements, there were no fees billed in 2006 or 2005 for audit-related services, tax services or any other services rendered during these years.

Pre-Approval Policy

As part of its duties, the Audit Committee is required to pre-approve audit and non-audit services performed by the independent auditors to ensure that the provision of those services does not impair the auditors’ independence. On an annual basis, the Audit Committee will review and provide pre-approval for certain types of services that may be provided by the independent auditors. To ensure prompt handling of unexpected matters, the Audit Committee has delegated to its Chairman the Committee’s pre-approval authority. The Chairman of the Audit Committee reports any of his pre-approval decisions at the next Audit Committee meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(b)	Exhibits.

2.1	Agreement and Plan of Merger by and among Genentech, Inc., Green Acquisition Corporation and Tanox, Inc. dated as of November 9, 2006. **
3(i).1	Amended and Restated Certificate of Incorporation of the Registrant, as amended. (1)
3(i).2	Certificate of Designations of Series A Junior Participating Preferred Stock. (2)
3(ii).1	Bylaws of the Registrant, as currently in effect. (3)
4.1	Specimen of Common Stock Certificate, $.01 par value, of the Registrant. (1)
10.1	Stock Purchase Agreement, dated July 14, 1987, by and among the Registrant and Tse Wen Chang, Nancy T. Chang, Alafi Capital Company, Shireen Alafi, Joseph Heskel, Trustee for Christopher Alafi, and Invitron Corporation. (1)
10.2	License for Winter Patent, dated June 26, 1989, by and between Medical Research Council and the Registrant. (1) (4)
10.3	Amendment to the License for Winter Patent, dated February 9, 1990, by and between Medical Research Council and the Registrant. (1) (4)
10.4	Outline of Terms for Settlement of the Litigations Among Genentech, Inc., Genentech International, Ltd., the Registrant and Ciba-Geigy Limited Relating to Anti-IgE Inhibiting Monoclonal Antibodies, dated July 8, 1996. (1) (4)
10.5	Settlement and Cross-Licensing Agreement, dated July 8, 1996, by and between the Registrant and Genentech, Inc. and Genentech International Limited. (1) (4)
10.6	Amendment No. 1 to the Settlement and Cross-Licensing Agreement dated as of February 25, 2004, by and between Genentech, Inc. and the Registrant. (4) (5)
10.7	Settlement and Participation Agreement, dated July 8, 1996, by and between the Registrant and F. Hoffman-La Roche, Ltd., Hoffman-La Roche, Inc., Roche Holding Ltd. and Roche Holdings, Inc. (1) (4)
10.8	Tripartite Collaboration Agreement dated as of February 25, 2004, by and between Novartis Pharma AG, Genentech, Inc. and the Registrant. (4) (5)
10.9	Amended and Restated Development and Licensing Agreement dated as of February 25, 2004, by and between the Registrant and Novartis Pharma AG. (4) (5)
10.10	Ancillary Development and Licensing Agreement dated as of February 25, 2004, by and between the Registrant and Novartis Pharma AG. (4) (5)
10.11	License Agreement, dated June 1, 1998, by and between Biogen, Inc. and the Registrant. (1) (4)
10.12	Rights Agreement dated as of July 27, 2001 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A the form of Rights Certificate and as Exhibit B the Summary of Rights to Purchase Common Stock. (6)
10.13	Amendment to Rights Agreement dated as of November 9, 2006 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent. (7)
10.14	Lease Assignment and Asset Purchase Agreement dated December 9, 2004, by and between the Registrant and Biogen Idec, Inc. (8)
10.15	Fourth Lease Amendment and Assignment Agreement dated December 9, 2004 by and between TSI, L.P., Biogen Idec, Inc. and the Registrant, including the Lease Agreement

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
10.16	Asset Purchase and License Agreement dated March 25, 2005 among Tanox, Inc., Sunol Molecular Corporation and Altor Bioscience Corporation. (9)
10.17	Stockholder and Registration Rights Agreement dated March 31, 2005 among Tanox, Inc. and Sunol Molecular Corporation. (9)
10.18	Form of Indemnification Agreement between the Registrant and its officers and directors. (1) (10)
10.19	1987 Stock Option Plan of the Registrant, as amended. (1) (10)
10.20	1992 Non-employee Directors Stock Option Plan of the Registrant. (1) (10)
10.21	1997 Stock Plan of the Registrant. (1) (10)
10.22	First Amendment to the Tanox, Inc. 1997 Stock Plan. (10) (11)
10.23	2000 Non-Employee Directors’ Stock Option Plan. (1) (10)
10.24	First Amendment to the 2000 Non-Employee Directors’ Stock Option Plan. (10) (12)
10.25	Second Amendment to the 2000 Non-Employee Directors’ Stock Option Plan. (8) (10)
10.26	Third Amendment to the 2000 Non-Employee Directors’ Stock Option Plan. (10) (13)
10.27	Fourth Amendment to the 2000 Non-Employee Director’s Stock Option Plan. (10)
10.28	Form of Stock Option Agreement (Officer Version). (8) (10)
10.29	Form of Stock Option Agreement (Director Version). (8) (10)
10.30	Form of Director Stock Option Agreement. (10) (14)
10.31	Employment Agreement between Tanox, Inc. and Danong Chen, Chief Executive Officer dated September 8, 2006. (10) (15)
10.32	Employment Agreement between Tanox, Inc. and Nancy T. Chang, Ph.D. dated September 12, 2006. (10) (15)
10.33	Benefits Waiver dated November 9, 2006, by and between the Registrant and Nancy T. Chang. (7) (10)
10.34	Form of Agreement Regarding Change of Control or Separation of Service dated September 8, 2006 (entered into between Tanox, Inc. and each of Edward Hu, Senior Vice President and Chief Operating Officer; Zhengbin Yao, Vice President – Research; Gregory Guidroz, Vice President – Finance; Katie-Pat Bowman, Vice President and General Counsel; Brain Kim, Vice President – Quality; and Hugo Santos, Vice President – Human Resources). (10) (15)
21.1	List of Subsidiaries of the Registrant. **
23.1	Consent of Independent Registered Public Accounting Firm. **
31.1*	Certification of Chief Executive Officer pursuant to Section 13a-14(a) and Rule 15d-14(a) of the Securities Act, as amended.
31.2*	Certification of Vice President of Finance Pursuant to Section 13a-14(a) and Rule 15d-14(a) of the Securities Act, as amended.
32*	Certification of Chief Executive Officer and Chief Financial Officer Furnished Pursuant to 18 W.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form S-1 (no. 333-90625) and incorporated herein by reference.
(2)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K dated November 20, 2003.

(4)	Certain information in this exhibit is subject to a request for confidential treatment. In accordance with Rule 24b-2 under the Exchange Act, this information has been redacted and provided separately to the Securities and Exchange Commission.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K dated August 2, 2001.
(7)	Filed as an exhibit to our Current Report on Form 8-K dated November 16, 2006.
(8)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(10)	Management contract or compensatory plan.
(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.
(13)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference.
(14)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(15)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
*	Filed herewith.
**	Previously Filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANOX, INC.

Date: April 30, 2007	By:	/s/ Gregory Guidroz
Gregory Guidroz, Vice President-Finance