Form 10-Q
period 2007-03-31
TANOX INC
filed 2007-05-10
CIK 1099414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Number of shares of common shares outstanding at May 2, 2007: 45,709,355.

TANOX, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007

INDEX

Page
Part I – Financial Information

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets at March 31, 2007 (unaudited) and December 31, 2006	1

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2007 (unaudited) and March 31, 2006 (unaudited)	2

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 (unaudited) and March 31, 2006 (unaudited)	3

Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	16

Item 4 – Controls and Procedures	16

Part II – Other Information	17

Item 1 – Legal Proceedings	17

Item 1A – Risk Factors	17

Item 4 – Submission of Matters to a Vote of Security Holders	18

Item 6 – Exhibits	18

Signatures	19

Exhibit Index	20

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

TANOX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares and Per Share Data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67,037	$54,150
Short-term investments	102,451	119,079
Interest receivable	836	998
Accounts receivable	11,108	11,747
Accounts receivable from related party	3,115	1,887
Prepaid expenses and other	1,753	1,841

Total current assets	186,300	189,702

LONG-TERM INVESTMENTS	24,690	11,852

PROPERTY PLANT & EQUIPMENT, NET	28,141	29,227

OTHER ASSETS	1,414	1,327

TOTAL ASSETS	$240,545	$232,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$996	$1,379
Accrued liabilities	5,696	7,133
Accrued arbitration award	2,479	2,393

Total current liabilities	9,171	10,905

LONG-TERM LIABILITIES:
Deferred revenue	1,000	1,000

Total long-term liabilities	1,000	1,000

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value per share; 120,000,000 shares authorized; 46,242,513 and 46,065,563 shares issued, and 45,687,813 and 45,510,863 shares outstanding, in 2007 and 2006, respectively	462	461
Additional paid-in capital	351,460	341,771
Treasury stock, at cost; 554,700 shares in 2007 and 2006	(6,261)	(6,261)
Accumulated other comprehensive income	9	59
Accumulated deficit	(115,296)	(115,827)

Total stockholders’ equity	230,374	220,203

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$240,545	$232,108

See accompanying notes to condensed consolidated financial statements.

TANOX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2007	2006
REVENUES:
Royalties, net	$9,962	$8,537
Royalties from related party, net	1,031	214
Profit share from related party, net	2,665	1,043
Development agreements, license fees and manufacturing rights	2,945	11
Development agreements from related party	1,970	10

Total revenues	18,573	9,815

OPERATING EXPENSES:
Research and development	14,370	13,961
General and administrative	5,797	2,794

Total operating expenses	20,167	16,755

LOSS FROM OPERATIONS	(1,594)	(6,940)

OTHER INCOME (EXPENSES):
Interest income	2,423	1,788
Other, net	(153)	(29)

Total other income	2,270	1,759

INCOME (LOSS) BEFORE INCOME TAXES	676	(5,181)
Provision for income taxes	145	—

NET INCOME (LOSS)	$531	$(5,181)

NET EARNINGS (LOSS) PER SHARE – Basic and diluted	$0.01	$(0.12)

SHARES USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
Basic	45,029	44,694

Diluted	45,431	44,694

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$531	$(5,181)
Foreign currency translation adjustment	2	1
Unrealized gain (loss) on available-for-sale securities	(52)	3

TOTAL COMPREHENSIVE INCOME (LOSS)	$481	$(5,177)

See accompanying notes to condensed consolidated financial statements.

TANOX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$531	$(5,181)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,133	1,065
Amortization of intangible	39	38
Loss on available-for-sale investment	114	—
Loss on sale of equipment	8	—
Compensation expense related to stock options	7,445	736
Changes in operating assets and liabilities:
(Increase) decrease in receivables and other assets	(465)	18,599
Decrease in current liabilities	(1,735)	(7,563)

Net cash provided by operating activities	7,070	7,694

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(55)	(997)
Purchases of investments	(46,484)	(44,701)
Maturities and sales of investments	50,108	57,056

Net cash provided by investing activities	3,569	11,358

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,246	685

Net cash provided by financing activities	2,246	685

IMPACT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	2	1

INCREASE IN CASH AND CASH EQUIVALENTS	12,887	19,738

CASH AND CASH EQUIVALENTS:
Beginning of period	54,150	46,732

End of period	$67,037	$66,470

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Unrealized gain (loss) on available-for-sale securities	(52)	3

See accompanying notes to condensed consolidated financial statements.

TANOX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

1. Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Tanox, Inc. and its wholly owned subsidiaries (collectively, the Company or Tanox). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been made and all such adjustments are of a normal recurring nature. These condensed consolidated interim financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the operating results that may be expected for the entire fiscal year.

Proposed Merger with Genentech and Green Acquisition Corporation

On November 9, 2006, we entered into an agreement and plan of merger with Genentech, Inc. (“Genentech”) and Green Acquisition Corporation, a wholly-owned subsidiary of Genentech, pursuant to which Genentech would acquire Tanox for approximately $919 million in cash. Under the terms of the agreement, Green Acquisition will merge with and into Tanox, and the stockholders of Tanox will receive $20.00 in cash for each share held, less any applicable withholding tax. In addition, each option to purchase Tanox common stock outstanding at the time of the merger will be canceled and the option holder entitled to receive a cash amount equal to the product of (i) the number of shares of Tanox common stock as to which the option remains unexercised, multiplied by (ii) the amount, if any, by which $20.00 exceeds the exercise price of the option, less any applicable withholding tax. The boards of directors of both companies and the stockholders of Tanox have approved the transaction, which remains subject to expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and the satisfaction of other customary closing conditions. On January 29, 2007, we and Genentech announced that we had received a Request for Additional Information and Documentary Materials, commonly referred to as a “second request,” from the FTC in connection with the proposed acquisition, which extends the waiting period. We and Genentech continue to work with the FTC, and we now expect that the transaction will close within the third quarter of 2007, subject to expiration of the waiting period and the satisfaction of other customary closing conditions, including the absence of any material adverse effect having occurred in respect of Tanox.

New Accounting Pronouncement

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” (FIN 48) on January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

The Company is not subject to federal, state, local or non-US income tax examinations by tax authorities for any years before 1986. There have been no extensions of the statute of limitations.

The adoption of FIN 48 did not have a material impact on our financial position. Tanox has an estimated research and development (R&D) tax carryforward of $6.5 million as of December 31, 2006 and March 31, 2007. Due to limited documentation to substantiate the R&D tax credit, it is uncertain that this tax position would be sustained upon examination by a taxing authority. Therefore, as of January 1, 2007, the Company had approximately $6.5 million of uncertain tax benefits that, if recognized, would impact our tax expense calculation. It is expected that the amount of uncertain tax benefits could change in the next 12 months; however, we do not expect the change to have a significant impact on the results of operations or financial position of the Company. The Company does not expect the total uncertain tax benefit to significantly change due to the settlement of audits, expiration of statutes or other events prior to March 31, 2008.

The Company’s policy is to classify interest and penalties on uncertain tax benefits in income taxes. We believe the uncertain tax benefits related to the R&D tax credit carryforward would result in no related penalty or interest expense if recognized.

2. Revenues

Xolair Collaboration. Under its collaboration agreements with Genentech and Novartis Pharma AG (Novartis), Tanox receives a royalty on the net sales of Xolair worldwide and shares in Novartis’ net profits from Xolair sales in the U.S. Royalty revenues of $11.0 million and $8.8 million for the three months ended March 31, 2007 and 2006, respectively, were calculated based on net sales reported to Tanox by Genentech and Novartis. Royalty revenue is net of amounts which are payable by Tanox to its former attorneys (see Note 6. “Commitments and Contingencies”).

Tanox recorded net profit sharing revenue of $2.7 million and $1.0 million for the three months ended March 31, 2007 and 2006, respectively. Tanox also receives manufacturing rights revenue from Genentech and Novartis in consideration for Tanox’s relinquishment in 2004 of any rights it had to manufacture Xolair. Manufacturing rights revenue is based on the quantity of Xolair produced, as defined in our collaboration agreement. For the three months ended March 31, 2007, Tanox recorded manufacturing rights revenue of $2.9 million. Profit sharing and manufacturing-rights revenue is calculated and recognized one quarter in arrears. Novartis profit sharing and rest-of-world royalty payments are net of certain credits, all of which had been used at September 30, 2006.

Development Agreements and Licensing Fees. Development agreement revenue includes reimbursement of certain clinical trial costs. Development agreements revenue for the three months ended March 31, 2007 includes $2.0 million earned as reimbursement by Novartis of a portion of Tanox’s development costs for a high affinity anti-IgE program. Licensing fee revenue includes payments received from various parties in exchange for rights to license and sublicense Tanox’s technology or product rights.

3. Cash, Cash Equivalents, Short-term and Long-term Investments

Cash equivalents consist of highly liquid investments with original maturities of three months or less. Management determines the appropriate classification of cash equivalents, short-term investments and long-term investments at the time of purchase. Investments consist of investment grade corporate bonds, commercial paper, certificates of deposit, auction-rate securities and government agency securities with maturities of less than three years from the balance sheet date. Certain investments are classified as held-to-maturity and carried at amortized cost in the accompanying financial statements. The Company’s available-for-sale investments are stated at fair value based on the quoted market price of the investment. Unrealized gains and losses on available-for-sale investments are reported as other comprehensive income (loss), which is a separate component of stockholders’ equity, unless a decline in value is considered to be other than temporary.

The fair value of a security in Tanox’s available-for-sale investments decreased by $166,000 for the three months ended March 31, 2007 which was not considered by management to be temporary. As a result, $52,000 was reported as other comprehensive loss to offset previously recorded temporary increases in value and a loss of $114,000 was recognized for the three months ended March 31, 2007 and included in other income.

Tanox’s net carrying value of cash and cash equivalents at March 31, 2007 and December 31, 2006, was $67.0 million and $54.2 million, respectively.

Investments consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Held-to-maturity investments – short-term	$52,449	$65,246
Available-for-sale investments	50,002	53,833

Total short-term investments	102,451	119,079
Held-to-maturity investments – long-term	24,690	11,852

	$127,141	$130,931

The fair value of these investments at March 31, 2007 and December 31, 2006, was $127.1 million and $130.8 million, respectively.

4. Earnings (Loss) per Share

The following is a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
Basic earnings (loss) per share	$0.01	$(0.12)

Average shares outstanding – basic	45,029	44,694
Potential shares exercisable under stock option plans	402	—

Adjusted average shares outstanding – diluted	45,431	44,694

Diluted earnings (loss) per share	$0.01	$(0.12)

Basic earnings per share was computed based on the weighted average number of common shares outstanding. Diluted earnings per share was computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and includes outstanding stock options. Diluted earnings per share excluded 412,000 shares related to stock options for the three months ended March 31, 2007 as these shares would have been antidilutive.

5. Share-Based Compensation

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

The Company adopted FAS 123R on January 1, 2006 using the modified prospective transition method which requires that share-based compensation is recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date. For the three months ended March 31, 2007, the Company recorded approximately $7.4 million of share-based compensation expense, including the accelerated vesting of options, of which $3.7 million was included in research and development expense and $3.7 million was included in general and administrative expense. Under the terms of employee and director stock option agreements, the shareholder approval of the merger agreement between the Company, Genentech and Green Acquisition Corporation, a wholly-owned subsidiary of Genentech on January 15, 2007, was considered a change in control, which resulted in all employee and director options outstanding under the option agreements becoming fully vested on the date of the approval. For the three months ended March 31, 2006, the Company recorded approximately $693,000 of stock-based compensation expense, of which $332,000 was included in research and development expense and $361,000 was included in general and administrative expense. The adoption of FAS 123R and the accelerated vesting of options resulted in a decrease in earnings of $0.16 per share for the three months ended March 31, 2007 and an increase of $0.02 per share of the Company’s net loss per share for the three months ended March 31, 2006. The adoption of FAS 123R had no impact on cash flow from operations and cash flow from financing activities for the three months ended March 31, 2007 and 2006.

The Company estimated the fair value of stock options at the date of the grant using the Black-Scholes-Merton option pricing model, with the following weighted average assumptions:

	Three Months Ended March 31,
	2007*	2006
Risk-free interest rate	—	4.83%
Expected dividend yield	—	0%
Expected life	—	7 years
Expected volatility	—	63%
Expected forfeiture rate	—	31%

*	No stock options were granted during the three month period ended March 31, 2007.

The expected term of the options was estimated using historical option exercise data. The expected volatility was based on the Company’s historical stock price volatility. The risk-free interest rate was based on the U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the option. The Company assumed a zero percent dividend yield. Under FAS 123R, the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. Based on historical data, the Company calculated an estimated forfeiture rate, which it believes is a reasonable assumption to estimate forfeitures. To the extent actual forfeitures differ from our current estimates, cumulative adjustments to share-based compensation expense would have be recorded in the period that estimates are revised.

At March 31, 2007, the Company has the following share-based compensation plans:

The 1987 Stock Option Plan (the 1987 Plan) was established to cover key employees, officers and directors of Tanox. Under the terms of the 1987 Plan, as amended, the number of shares of common stock eligible for issuance was 4,320,000. Options issued under the 1987 Plan were generally granted at a purchase price equal to the fair market value at the date of grant, generally expired ten years after date of grant and were generally completely exercisable five years after the grant date. At March 31, 2007, options to purchase 4,000 shares of common stock were outstanding under the 1987 Plan. The 1987 Plan expired in 1997.

The 1997 Stock Plan (the 1997 Plan) was established to grant options to purchase up to 8,000,000 shares of common stock to employees, directors, advisors and consultants. The 1997 Plan provides for several types of grants including incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, stock purchases and performance units. Incentive stock options provide the right to purchase common stock at a price not less than 100% of the fair value of common stock on the date of the grant. Non-qualified stock options provide the right to purchase common stock at a price not less than 50% of the fair value of the common stock on the date of the grant. The options granted under the 1997 Plan generally expire ten years after date of grant. Options granted under the 1997 Plan prior to February 2004 are generally completely exercisable five years after the grant date, while options granted in February 2004 and after are generally completely exercisable four years after the grant date. At March 31, 2007, options to purchase 1,995,758 shares of common stock were outstanding under the 1997 Plan, and 4,995,467 shares were available for future grants. The 1997 Plan will expire on October 31, 2007. Under the terms of the pending merger with Genentech, any future issuance of stock options requires approval by Genentech.

The 1992 Non-Employee Directors Stock Option Plan (the 1992 Directors Plan) was established to grant options to purchase up to 480,000 shares of common stock to non-employee directors of the Company. Options granted under the 1992 Directors Plan generally vested one-third annually from the date of grant and generally expired ten years from the date of grant. The exercise price of the options granted was determined by a committee appointed by Tanox’s board of directors. At March 31, 2007, options to purchase 17,500 shares of common stock were outstanding under the 1992 Directors Plan. The 1992 Directors Plan expired in 2002.

The 2000 Non-Employee Directors’ Stock Option Plan (the 2000 Directors Plan) was established to grant options to purchase up to 500,000 shares of common stock to non-employee directors of the Company. Under the terms of the 2000 Directors Plan, as amended, non-employee directors receive, upon initial election to the Board, an option to acquire 20,000 shares of common stock. Following each annual meeting of stockholders at which directors are elected, the non-employee directors continuing in office receive options to acquire 10,000 shares of common stock. New directors who received their initial option grant within six months prior to the first annual meeting after their appointment would not be eligible for an option following such meeting. All grants under the 2000 Directors Plan have a term of ten years, are issued at fair market value and vest 1/36 per month from the date of grant over three years, in the case of the 20,000-share options, or immediately, in the case of the 10,000-share options. At March 31, 2007, options to purchase 234,900 shares of common stock were outstanding under the 2000 Directors Plan, and 247,800 shares were available for future grants. Under the terms of the pending merger with Genentech, any future issuance of stock options requires approval by Genentech.

The following table summarizes stock option activity for the three months ended March 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (In 000s)
Outstanding, December 31, 2006	2,430,400	$16.88
Granted	—	—
Exercised	178,242	$12.69
Cancelled	—	—
Forfeited	—	—

Outstanding, March 31, 2007	2,252,158	$17.21	7.1	$7,961

Exercisable, March 31, 2007	2,235,033	$17.21	7.0	$7,928

The following table summarizes nonvested stock option activity for the three months ended March 31, 2007:

	Number of Shares	Weighted Average Fair Value
Nonvested, December 31, 2006	1,362,879	$9.63
Granted	—	—
Vested	(1,345,754)	9.62
Forfeited	—	—

Nonvested, March 31, 2007	17,125	$9.83

6. Commitments and Contingencies

Tanox had been engaged in litigation in connection with a fee dispute with the law firms that represented the Company in litigation with Genentech relating to, among other things, the intellectual property rights surrounding the development of anti-IgE technology. An arbitration panel issued an award entitling the attorneys to receive (1) approximately $3.5 million, including interest, (2) payments ranging from 33-1/3% to 40% of the future milestone payments, in excess of the first $1 million, Tanox would receive from Genentech following product approval and (3) 10% of the royalties that Tanox would receive on sales of certain anti-IgE products, including Xolair. The 10% of royalties received by Tanox is required to be paid to the attorneys within 30 days of the end of the calendar quarter in which the royalty payments are received by Tanox. At March 31, 2007, Tanox had an accrued liability of $2.5 million with respect to amounts that would be payable to the attorneys on royalties received or receivable by Tanox on net sales of Xolair. On April 2, 2007, the Harris County District Court heard the former attorneys’ (Akin Gump, Hauer & Feld, LLP, Robinson Law Firm, Williams, Birnberg & Anderson, LLP, Michael Madigan, Michael J. Mueller, Kenneth M. Robinson and Gerald M. Birnberg) Motion for Remand to the Arbitration Panel claiming: (i) that certain net profit interests payable by Novartis on sales of anti-IgE products in the U.S. fall within the award; and (ii) that they are entitled to additional fees related to certain manufacturing payments made to Tanox and the forgiveness by Novartis of certain debt owed by Tanox. The Court denied the Motion for Remand and suggested that the parties file Motions for Summary Judgment on the merits. On April 27, 2007, Tanox filed with the Court its Motion to Enforce Final Judgment and/or Motion for Summary Judgment. On May 3, 2007, the former attorneys filed a Motion for Reconsideration of Order Denying Motion for Remand and Motion to Compel Further Arbitration.

On December 5, 2006, a purported class action petition was filed in the District Court of Harris County, Texas in connection with the proposed acquisition of Tanox by Genentech. The petition (captioned Superior Partners v. Nancy T. Chang, Julia Brown, Heinz W. Bull, Tse-Wen Chang, Gary Frashier, Osama Mikhail, Peter G. Traber, Danong Chen, Tanox, Inc., Genentech, Inc. and Green Acquisition Corporation, Case No. 2006-77015) names Tanox and the current members of the Tanox board of directors as defendants. The petition also names Genentech and Green Acquisition Corporation as defendants. Among other things, the petition alleges that Tanox’s directors, in approving the proposed merger, breached fiduciary duties owed to Tanox stockholders, and that Genentech and Green Acquisition Corporation aided and abetted those alleged breaches of fiduciary duty. The petition also alleges that the preliminary proxy statement Tanox filed in connection with the merger on November 24, 2006 contains false or misleading statements or omissions. On December 19, 2006, Plaintiff amended the petition to allege that the definitive proxy statement, filed by Tanox on December 7, 2006, contains false and misleading statements or omissions. The amended petition seeks class certification, damages and certain forms of equitable relief, including enjoining the consummation of the merger. Tanox and the other defendants believe the amended petition is without merit and intend to defend themselves vigorously.

7. Income Taxes

In the first quarter of 2007, the Company recorded $145,000 of income tax expense for estimated Alternative Minimum Tax. There was no provision for income taxes in the first quarter of 2006 due to a pre-tax loss of $5.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q. The discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements are based on our current expectations and entail various risks and uncertainties. Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including those set forth in Part I Item 1A, “Risk Factors” of the Company’s 2006 Form 10-K.

Tanox discovers and develops therapeutic monoclonal antibodies to address significant unmet medical needs in the areas of immune-mediated diseases, infectious disease, inflammation and cancer. Our products are genetically engineered antibodies that target a specific molecule or antigen.

On November 9, 2006, we entered into an agreement and plan of merger with Genentech and Green Acquisition Corporation, a wholly-owned subsidiary of Genentech, pursuant to which Genentech would acquire Tanox for approximately $919 million in cash. Under the terms of the agreement, Green Acquisition will merge with and into Tanox, and the stockholders of Tanox will receive $20.00 in cash for each share held, less any applicable withholding tax. In addition, each option to purchase Tanox common stock outstanding at the time of the merger will be canceled and the option holder entitled to receive a cash amount equal to the product of (i) the number of shares of Tanox common stock as to which the option remains unexercised, multiplied by (ii) the amount, if any, by which $20.00 exceeds the exercise price of the option, less any applicable withholding tax. The boards of directors of both companies and the stockholders of Tanox have approved the transaction, which remains subject to expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and the satisfaction of other customary closing conditions. On January 29, 2007, we and Genentech announced that we had received a Request for Additional Information and Documentary Materials, commonly referred to as a “second request,” from the FTC in connection with the proposed acquisition, which extends the waiting period. We and Genentech continue to work with the FTC, and we now expect that the transaction will close within the third quarter of 2007, subject to expiration of the waiting period and the satisfaction of other customary closing conditions, including the absence of any material adverse effect having occurred in respect of Tanox.

Marketed Product—Xolair

Xolair was developed in collaboration with Genentech and Novartis. In the U.S., Xolair is labeled for treatment of adults and adolescents (12 years of age and above) with moderate-to-severe persistent asthma who have a positive skin test or in vitro reactivity to a perennial aeroallergen and whose symptoms are inadequately controlled with inhaled corticosteroids. In Europe, Xolair is licensed as add-on therapy to improve asthma control in adults and adolescents (12 years of age and above) with severe persistent allergic asthma. Xolair was approved for use in the U.S. by the Food and Drug Administration (FDA) in June 2003 and approved for use in Europe in October 2005. On February 21, 2007, the FDA proposed that Genentech add a boxed warning to the Xolair label based on updated safety data Genentech provided regarding some reported cases of anaphylaxis during post marketing surveillance. Genentech and Novartis are in discussions with the FDA to update the language in the prescribing information and are developing a Risk Mitigation Action Plan (Risk Map) to help ensure patient safety.

Under our collaboration agreements with Genentech and Novartis, we receive royalties on the net sales of Xolair and share in Novartis’ net profits from sales of Xolair in the U.S. For the three months ended March 31, 2007, we recorded net royalty revenue of $11.0 million from sales of Xolair versus $8.8 million for the three months ended March 31, 2006. Tanox recorded net profit sharing revenue of $2.7 million for the three months ended March 31, 2007, compared to $1.0 million for the three months ended March 31, 2006. Tanox also receives manufacturing rights revenue from Genentech and Novartis based on the quantity of Xolair produced, as defined in our collaboration agreement. For the three months ended March 31, 2007, Tanox recorded manufacturing rights revenue of $2.9 million. Under the formula in the collaboration agreement, no amounts were recognized by Tanox for manufacturing-rights revenue for the three months ended March 31, 2006. Profit sharing and manufacturing-rights revenue is calculated and recognized one quarter in arrears.

Clinical Development Programs

We have two products in clinical development.

Ibalizumab (formerly TNX-355)

Ibalizumab (TNX-355) is our monoclonal antibody in development to treat HIV/AIDS. In May 2006, we reported positive 48-week results from the Phase 2 clinical trial of ibalizumab. The results showed that ibalizumab, when given in combination with an optimized background regimen (OBR) of other antiviral therapies, produced a greater reduction in viral load in HIV-infected patients than did placebo in combination with OBR. These results, together with positive 24-week data reported in October 2005, demonstrate the long-term antiviral activity of ibalizumab. At both the 24-week and 48-week time points, ibalizumab was well tolerated, with no serious adverse events related to the drug as assessed by study investigators.

We have continued to discuss the development of ibalizumab with the FDA. A Phase 2b dose-finding trial has been designed that will evaluate four different dosages in HIV treatment-experienced patients. The Agency has indicated that, if successful, the dose-finding trial could be considered pivotal for registration of ibalizumab. We are in the process of preparing for the initiation of the ibalizumab Phase 2b clinical trial.

TNX-650

TNX-650 is a humanized anti-IL-13 antibody. A Phase 1 clinical trial was initiated in May 2006 to evaluate TNX-650 as a potential treatment of Hodgkin’s lymphoma in patients who are refractory to chemotherapy or radiation treatment. Six cohorts have been enrolled to date.

We have completed enrollment of a Phase 1 clinical trial of TNX-650 as a potential treatment for moderate-to-severe asthma. The trial is a randomized, double-blind, placebo-controlled, dose-escalation study of the safety, tolerability and pharmacokinetics of single doses of TNX-650 in healthy volunteers. Preclinical studies indicate that IL-13 is a key mediator of asthma responses, including airway inflammation, obstruction and hyper-reactivity.

Preclinical Programs

TNX-234, a humanized antibody, is being developed as a potential treatment for wet and/or advanced dry age-related macular degeneration (AMD). In addition, we have generated a humanized high affinity anti-IgE antibody for the potential treatment of allergic diseases, and development activities are ongoing with Novartis under our two-party Amended and Restated Development and Licensing Agreement. Development agreements revenue for the three months ended March 31, 2007 includes $2.0 million earned as reimbursement by Novartis of a portion of our development costs for this high affinity anti-IgE program.

Critical Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results may differ from those estimates.

Revenue Recognition

Under our collaboration agreements with Genentech and Novartis, we receive a royalty on the net sales of Xolair worldwide and share in Novartis’ net profits from Xolair sales in the U.S. Royalty revenue is recorded monthly based on contractual terms and information provided by Genentech and Novartis. Royalties are reconciled and adjusted if actual results differ from those previously reported to us and are subject to audit by Tanox. Our interest in Novartis’ U.S. net profits is calculated and recognized one quarter in arrears. Manufacturing rights revenue represents amounts received from Genentech and Novartis in consideration of our relinquishment, under the collaboration agreements, of our rights to manufacture Xolair. Manufacturing rights revenue is based on the quantity of Xolair produced, as defined in our collaboration agreement, and is calculated and recognized one quarter in arrears. Revenues from development agreements include payments for milestone achievements and sponsored research and development costs. Milestone payments are received under best efforts contracts and are not refundable. They are recognized as revenue when the milestones are achieved and there are no remaining performance obligations. Revenues for sponsored research and development are recognized as revenue as we complete our obligations related to such activities. Any revenue contingent upon future performance is deferred and recognized as the performance is completed. Revenues recognized are net of certain credits and reserves, and amounts due to our former attorneys under an arbitration award.

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

Tanox estimated the fair value of stock options using the Black-Scholes-Merton option pricing model. The assumptions used under this model are as follows: 1) the expected term of the options is estimated using historical option exercise data; 2) the expected volatility is estimated based on historical stock price volatility; 3) the risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the option; and 4) a zero percent dividend yield. Under FAS 123R, the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures, which we base on historical data. To the extent actual forfeitures differed from our current estimates, cumulative adjustments to share-based compensation expense would have been recorded in the period that estimates are revised.

Under the terms of the employee and director stock option agreements, the shareholder approval of the merger agreement with Genentech on January 15, 2007, was considered a change in control which resulted in all employee and director options outstanding becoming fully vested. For the three months ended March 31, 2007, we recorded approximately $7.4 million of share-based compensation expense, of which approximately $6.6 million was due to the accelerated vesting of options.

New Accounting Pronouncement

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” (FIN 48) on January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

The Company is not subject to federal, state, local or non-US income tax examinations by tax authorities for any years before 1986. There have been no extensions of the statute of limitations.

The adoption of FIN 48 did not have a material impact on our financial position. Tanox has an estimated research and development (R&D) tax carryforward of $6.5 million as of December 31, 2006 and March 31, 2007. Due to limited documentation to substantiate the R&D tax credit, it is uncertain that this tax position would be sustained upon examination by a taxing authority. Therefore, as of January 1, 2007, the Company had approximately $6.5 million of uncertain tax benefits that, if recognized, would impact our tax expense calculation. It is expected that the amount of uncertain tax benefits could change in the next 12 months; however, we do not expect the change to have a significant impact on the results of operations or financial position of the Company. The Company does not expect the total uncertain tax benefit to significantly change due to the settlement of audits, expiration of statutes or other events prior to March 31, 2008.

The Company’s policy is to classify interest and penalties on uncertain tax benefits in income taxes. We believe the uncertain tax benefits related to the R&D tax credit carryforward would result in no related penalty or interest expense if recognized.

Results of Operations

Three Months Ended March 31, 2007 and 2006

Revenues. For the three months ended March 31, 2007 and 2006, revenues consist of the following:

	Three months ended March 31,
(in thousands)	2007	2006
Royalties, net	$9,962	$8,537
Royalties from related party, net	1,031	214
Profit share from related party, net	2,665	1,043
Development agreements, license fees and manufacturing rights	2,945	11
Development agreements from related party	1,970	10

Total revenues	$18,573	$9,815

Revenues for the first quarter of 2007 were $18.6 million compared to revenues of $9.8 million for the first quarter of 2006. Revenues are recorded net of credits and reserves, and amounts payable to our former attorneys under an arbitration award.

Net royalty revenue increased $2.2 million for the first quarter of 2007 to $11.0 million, compared to $8.8 million for the first quarter of 2006, as a result of increased Xolair sales.

In addition to Xolair royalty revenue, Tanox recorded Xolair net profit sharing revenue of $2.7 million for the first quarter of 2007 compared to $1.0 million for the first quarter of 2006. Tanox also recorded manufacturing rights revenue of $2.9 million for the first quarter of 2007 in consideration for Tanox’s relinquishment in 2004 of any rights it had to manufacture Xolair. Manufacturing rights revenue is based on the quantity of Xolair produced, as defined in our collaboration agreement. Under the formula in the collaboration agreement, no amounts were recognized by Tanox for manufacturing-rights revenue for the three months ended March 31, 2006. Profit sharing and manufacturing-rights revenue is calculated and recognized one quarter in arrears.

Development agreements revenue for the three months ended March 31, 2007 includes $2.0 million earned as reimbursement from Novartis of a portion of Tanox’s development costs for a high affinity anti-IgE program.

Research and Development Expense. Research and development expense consists of costs incurred for product development and discovery research programs. Research and development expenses consist of direct costs and indirect overhead costs, including facilities costs, salaries, related benefit costs and material and supply costs. At March 31, 2007, our research and development clinical stage programs include Ibalizumab for HIV/AIDS, TNX-650 for Hodgkin’s lymphoma and TNX-650 for Asthma. Research and preclinical stage programs include TNX-234 for AMD, a high affinity anti-IgE program and other discovery and exploratory research projects. For the three months ended March 31, 2007 and 2006, costs associated with these research and development programs, including allocated overhead, were:

	Three months ended March 31,
(in thousands)	2007	2006
Clinical stage programs	$10,497	$9,794
Research and preclinical stage programs	3,873	4,167

Total research and development expense	$14,370	$13,961

Research and development expense increased $409,000 for the first quarter of 2007 compared to the same period in 2006. The increase in research and development costs for the first quarter of this year was attributed primarily to employee share-based compensation expense as a result of the accelerated vesting of options, partially offset by lower clinical trial expenses and preclinical activities.

General and Administrative Expense. For the first quarter of 2007, general and administrative expense was $5.8 million, compared to $2.8 million for same period in 2006. The increase in general and administrative costs for the first quarter of this year was due primarily to employee share-based compensation expense as a result of the accelerated vesting of options.

Other Income, Net. For the first quarter of 2007, other income was $2.3 million, compared to $1.8 million for the same period in 2006. The increase in other income for the first quarter of this year was attributed primarily to a rise in interest income resulting from higher average interest rates on investments.

Income Tax Expense. In the first quarter of 2007, we recorded $145,000 of income tax expense for estimated Alternative Minimum Tax. There was no provision for income taxes in the first quarter of 2006 due to a pre-tax loss of $5.2 million.

Share-Based Compensation. We adopted FAS 123R on January 1, 2006. For the three months ended March 31, 2007, the Company recorded approximately $7.4 million of share-based compensation expense, including the accelerated vesting of options, of which $3.7 million was included in research and development expense and $3.7 million was included in general and administrative expense. Under the terms of employee and director stock option agreements, the shareholder approval of the merger agreement between the Company, Genentech and Green Acquisition Corporation, a wholly-owned subsidiary of Genentech on January 15, 2007, was considered a change in control, which resulted in all employee and director options outstanding under the option agreements becoming fully vested on the date of the approval. For the three months ended March 31, 2006, the Company recorded approximately $693,000 of stock-based compensation expense, of which $332,000 was included in research and development expense and $361,000 was included in general and administrative expense. The adoption of FAS 123R and the accelerated vesting of options resulted in a decrease in earnings of $0.16 per share for the three months ended March 31, 2007 and an increase of $0.02 per share of the Company’s net loss per share for the three months ended March 31, 2006. The adoption of FAS 123R had no impact on cash flow from operations and cash flow from financing activities for the three months ended March 31, 2007.

Net Income (Loss). For the first quarter of 2007, we recorded net income of $531,000, or $0.01 per share, compared to a net loss of $5.2 million, or $0.12 per share, for the first quarter of 2006. The results for the first quarter of 2007 reflect increased revenue, partially offset by an increase in employee share-based compensation expense as a result of the accelerated vesting of stock options.

Liquidity and Capital Resources

We have financed our operations since inception primarily through sales of equity securities, development and licensing fee revenues, interest income and, beginning in 2003, revenues from our Xolair collaboration. During the year ended December 31, 2000, we sold approximately 8.6 million shares of common stock in an initial public offering for net proceeds of $225.8 million. As of March 31, 2007, we had $194.2 million in cash, cash equivalents and investments, of which $169.5 million was classified as current assets.

Cash, cash equivalents and investments increased by $9.1 million for the three months ended March 31, 2007 to $194.2 million from $185.1 million at December 31, 2006. The net increase in funds was attributed primarily to Xolair royalty, profit sharing and manufacturing rights revenue received, partially offset by the funding of operating activities.

Net cash provided by operating activities was $7.1 million for the three months ended March 31, 2007 compared to $7.7 million for the same period in 2006. The increase in cash during the 2007 period was due primarily to a net income of $531,000 adjusted by $7.4 million of non cash compensation expense related primarily to the accelerated vesting of stock options. The increase in cash during the 2006 period was due primarily to the receipt of the one-time Xolair net milestone payment of $12.8 million, partially offset by a net loss of $5.2 million.

Net cash provided by investing activities was $3.6 million for the three months ended March 31, 2007 compared to $11.4 million for the same period in 2006. In 2007, investments decreased by $3.6 million, as maturities increased over purchases, compared to a decrease of $12.4 million for the same period in 2006.

Net cash provided by financing activities was $2.2 million for the three months ended March 31, 2007 compared to $685,000 for the same period in 2006. The increase in cash was due to stock option exercises.

Our current and anticipated development projects require substantial additional capital to complete. Although we generated positive cash flow from operations in the first quarter of 2007, we anticipate that if the merger agreement is not completed the amount of cash we need to fund operations, including research and development, manufacturing and other costs, and for capital expenditures, will increase in the future as our projects move from research to clinical development to commercialization. We may make additional acquisitions of businesses or intellectual property assets and also expect that we will need to expand our clinical development, manufacturing capacity, facilities, business development and marketing activities to support the future development of our programs. Based on cash projections, we expect that cash on hand and revenue from operations will be sufficient to fund our existing operations for at least the next four years. However, our future capital needs will depend on many factors, including the continued successful commercialization of Xolair, progress in our research and product development activities, the size and design of our clinical trials, commercialization activities, the costs and magnitude of product or technology acquisitions, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, establishing additional collaboration and licensing arrangements, potential merger and acquisition activities, potential litigation surrounding any of the foregoing, and manufacturing scale-up costs and marketing activities, if we undertake those activities. Consequently, we may need to raise additional funds and we may issue additional shares of common stock or other equity securities.

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

Interest Rate Risk. Cash, cash equivalents and investments were approximately $194.2 million at March 31, 2007. These assets were primarily invested in investment grade corporate bonds, commercial paper, government agency securities and money market funds with maturities of less than three years, which we have the ability and intent to hold to maturity. We also invest in auction securities which are classified as available for sale securities. We do not invest in derivative securities. Although our portfolio and related interest income is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would actually be recognized in earnings unless we sell the asset.

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

We were engaged in a legal proceeding in connection with a fee dispute with the law firms that represented us in litigation with Genentech during the mid-1990s relating to, among other things, the intellectual property rights surrounding the development of
anti-IgE technology. In 1999, an arbitration panel issued an award entitling the attorneys to receive (1) approximately $3.5 million, including interest, (2) payments ranging from 33-1/3% to 40% of the future milestone payments, in excess of the first $1 million, we would receive from Genentech following product approval, and (3) 10% of the royalties that we would receive on all sales of certain anti-IgE products, including Xolair. The arbitrators’ award was reduced to a final judgment in the 11th District Court of Harris County, Texas, on March 28, 2000. On April 2, 2007, the Harris County District Court heard the former attorneys’ (Akin Gump, Hauer & Feld, LLP, Robinson Law Firm, Williams, Birnberg & Anderson, LLP, Michael Madigan, Michael J. Mueller, Kenneth M. Robinson and Gerald M. Birnberg) Motion for Remand to the Arbitration Panel claiming: (i) that certain net profit interests payable by Novartis on sales of anti-IgE products in the U.S. fall within the award; and (ii) that they are entitled to additional fees related to certain manufacturing payments made to Tanox and the forgiveness by Novartis of certain debt owed by Tanox. The Court denied the Motion for Remand and suggested that the parties file Motions for Summary Judgment on the merits. On April 27, 2007, Tanox filed with the Court its Motion to Enforce Final Judgment and/or Motion for Summary Judgment. On May 3, 2007, the former attorneys filed a Motion for Reconsideration of Order Denying Motion for Remand and Motion to Compel Further Arbitration.

Item 1A. Risk Factors

Please refer to Part I, Item 1A, “Risk Factors” of the Company’s 2006 Form 10-K. for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 4. Submission of Matters to a Vote of Security Holders

On January 15, 2007, we held a special meeting of stockholders for the purpose of voting to adopt the Agreement and Plan of Merger dated as of November 9, 2006, by and among Tanox, Inc., Genentech, Inc. and a wholly owned subsidiary of Genentech.

The adoption of the merger agreement was approved as follows:

Number of Votes For:	34,236,400
Number of Votes Against:	7,716
Number of Votes Abstained:	700
Broker Non-Votes:	—

Item 6. Exhibits

(a)	Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

TANOX, INC.

Date: May 10, 2007	By:	/s/ Danong Chen
Danong Chen President and Chief Executive Officer

Date: May 10, 2007	By:	/s/ Gregory P. Guidroz
Gregory P. Guidroz Vice President of Finance

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.